Form 10-Q
period 2020-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2020-11-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer / /	Accelerated filer /X/	Emerging growth company [ ]
Non-accelerated filer / /	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	[X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2020
Common Stock, Par Value $0.01	9,119,154 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

INDEX

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND JUNE 30, 2020

(dollars in thousands)	September 30, 2020	June 30, 2020
	(unaudited)

Assets
Cash and cash equivalents	$ 41,875	$ 54,245
Interest-bearing time deposits	975	974
Available for sale securities	175,528	176,524
Stock in FHLB of Des Moines	6,939	6,390
Stock in Federal Reserve Bank of St. Louis	5,017	4,363
Loans receivable, net of allowance for credit losses of $35,084 and $25,139 at September 30, 2020 and June 30, 2020, respectively	2,150,463	2,141,929
Accrued interest receivable	13,766	12,116
Premises and equipment, net	64,430	65,106
Bank owned life insurance – cash surrender value	43,644	43,363
Goodwill	14,089	14,089
Other intangible assets, net	7,493	7,700
Prepaid expenses and other assets	16,515	15,358
Total assets	$ 2,540,734	$ 2,542,157

Liabilities and Stockholders' Equity
Deposits	$ 2,168,074	$ 2,184,847
Advances from FHLB	85,637	70,024
Accounts payable and other liabilities	10,478	12,151
Accrued interest payable	1,402	1,646
Subordinated debt	15,168	15,142
Total liabilities	2,280,759	2,283,810

Common stock, $0.01 par value; 25,000,000 shares authorized; 9,344,574 and 9,345,339 shares issued at September 30, 2020 and June 30, 2020, respectively	93	93
Additional paid-in capital	95,058	95,035
Retained earnings	167,175	165,709
Treasury Stock of 217,949 shares at September 30, 2020 and June 30, 2020, at cost	(6,937)	(6,937)
Accumulated other comprehensive income	4,586	4,447
Total stockholders' equity	259,975	258,347
Total liabilities and stockholders' equity	$ 2,540,734	$ 2,542,157

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2020	2019

INTEREST INCOME:
Loans	$ 25,907	$ 25,640
Investment securities	490	520
Mortgage-backed securities	534	716
Other interest-earning assets	41	46
Total interest income	26,972	26,922
INTEREST EXPENSE:
Deposits	4,390	6,578
Advances from FHLB	380	522
Note payable	-	37
Subordinated debt	138	225
Total interest expense	4,908	7,362
NET INTEREST INCOME	22,064	19,560
PROVISION FOR CREDIT LOSSES	774	896
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,290	18,664
NONINTEREST INCOME:
Deposit account charges and related fees	1,339	1,423
Bank card interchange income	830	751
Loan late charges	141	146
Loan servicing fees	310	130
Other loan fees	327	243
Net realized gains on sale of loans	1,206	273
Earnings on bank owned life insurance	280	254
Other income	508	270
Total noninterest income	4,941	3,490
NONINTEREST EXPENSE:
Compensation and benefits	7,720	7,125
Occupancy and equipment, net	1,970	1,852
Data processing expense	1,062	885
Telecommunications expense	315	320
Deposit insurance premiums	201	-
Legal and professional fees	198	184
Advertising	230	309
Postage and office supplies	193	183
Intangible amortization	380	441
Foreclosed property expenses/losses	50	48
Provision (credit) for off balance sheet credit exposure	226	(146)
Other operating expense	953	1,149
Total noninterest expense	13,498	12,350
INCOME BEFORE INCOME TAXES	12,733	9,804
INCOME TAXES	2,747	1,976
NET INCOME	$ 9,986	$ 7,828

Basic earnings per common share	$ 1.09	$ 0.85
Diluted earnings per common share	$ 1.09	$ 0.85
Dividends per common share	$ 0.15	$ 0.15

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2020	2019

Net income	$ 9,986	$ 7,828
Other comprehensive income:
Unrealized gains on securities available-for-sale	179	263
Tax expense	(40)	(56)
Total other comprehensive income	139	207
Comprehensive income	$ 10,125	$ 8,035

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	For the three- month period ended September 30, 2020
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF JUNE 30, 2020	$ 93	$ 95,035	$ 165,709	$ (6,937)	$ 4,447	$ 258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			9,986			9,986
Change in unrealized gain on available for sale securities					139	139
Dividends paid on common stock ($.15 per share)			(1,369)			(1,369)
Stock option expense		23				23
BALANCE AS OF SEPTEMBER 30, 2020	$ 93	$ 95,058	$ 167,175	$ (6,937)	$ 4,586	$ 259,975

	For the three- month period ended September 30, 2019
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF JUNE 30, 2019	$ 93	$ 94,541	$ 143,677	$ (1,166)	$ 1,247	$ 238,392

Net Income			7,828			7,828
Change in unrealized gain on available for sale securities					207	207
Dividends paid on common stock ($.15 per share)			(1,382)			(1,382)
Stock option expense		17				17
Stock grant expense		14				14
Treasury stock purchased				(2,814)		(2,814)
BALANCE AS OF SEPTEMBER 30, 2019	$ 93	$ 94,572	$ 150,123	$ (3,980)	$ 1,454	$ 242,262

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2020	2019

Cash Flows From Operating Activities:
Net Income	$ 9,986	$ 7,828
Items not requiring (providing) cash:
Depreciation	1,011	920
Loss (gain) on disposal of fixed assets	26	(2)
Stock option and stock grant expense	23	31
Loss on sale/write-down of REO	36	10
Amortization of intangible assets	380	441
Accretion of purchase accounting adjustments	(281)	(492)
Increase in cash surrender value of bank owned life insurance (BOLI)	(281)	(254)
Provision for credit losses	774	896
Net amortization of premiums and discounts on securities	452	264
Originations of loans held for sale	(47,888)	(10,132)
Proceeds from sales of loans held for sale	45,300	9,986
Gain on sales of loans held for sale	(1,206)	(273)
Changes in:
Accrued interest receivable	(1,650)	(1,459)
Prepaid expenses and other assets	849	(2,638)
Accounts payable and other liabilities	(1,392)	276
Deferred income taxes	14	6
Accrued interest payable	(245)	(199)
Net cash provided by operating activities	5,908	5,209
Cash flows from investing activities:
Net increase in loans	(14,163)	(28,472)
Net change in interest-bearing deposits	(2)	(1)
Proceeds from maturities of available for sale securities	15,715	11,041
Net purchases of Federal Home Loan Bank stock	(335)	-
Net purchases of Federal Reserve Bank of St. Louis stock	(654)	(2,500)
Purchases of available-for-sale securities	(14,992)	(16,512)
Purchases of premises and equipment	(453)	(1,687)
Investments in state & federal tax credits	(1,051)	(10)
Proceeds from sale of fixed assets	71	13
Proceeds from sale of foreclosed assets	129	275
Net cash used in investing activities	(15,735)	(37,853)
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	10,311	(8,949)
Net decrease in certificates of deposits	(27,073)	(12,200)
Net decrease in securities sold under agreements to repurchase	-	(4,376)
Proceeds from Federal Home Loan Bank advances	34,800	147,550
Repayments of Federal Home Loan Bank advances	(19,212)	(89,162)
Purchase of treasury stock	-	(2,814)
Dividends paid on common stock	(1,369)	(1,382)
Net cash (used in) provided by financing activities	(2,543)	28,667
Decrease in cash and cash equivalents	(12,370)	(3,977)
Cash and cash equivalents at beginning of period	54,245	35,400
Cash and cash equivalents at end of period	$ 41,875	$ 31,423
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 69	$ 365
Conversion of loans to repossessed assets	-	59
Right of use assets obtained in exchange for lease obligations: Operating Leases	22	1,996
Cash paid during the period for:
Interest (net of interest credited)	$ 678	$ 964
Income taxes	1,793	2,856

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2020 Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT.  At September 30, 2020, assets of the REIT were approximately $877 million, and consisted primarily of loan participations acquired from the Bank.

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

On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at June 30, 2020. Effective July 1, 2020 through September 30, 2020, the significant accounting policy which was considered to be the most critical in preparing the Company’s consolidated financial statements is the determination of the allowance for credit losses (“ACL”) on loans.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $4.2 million and $6.9 million at September 30 and June 30, 2020, respectively. The deposits are held in various commercial banks with a total of $303,000 and $319,000 exceeding the FDIC’s deposit insurance limits at September 30 and June 30, 2020, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

Interest-bearing Time Deposits. Interest bearing deposits in banks mature within seven years and are carried at cost.

Available for Sale Securities. Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders’ equity. All securities have been classified as available for sale.

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

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the ACL, by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

At adoption, no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2020, and June 30, 2020.

Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) systems. Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

Loans. Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.  The Company complies with regulatory guidance which indicates that loans should be placed on nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At September 30, 2020, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at September 30, 2020. See further disclosure in Note 4: Loans and Allowance for Credit Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans, and is established through provision for credit losses charged to current earnings. The ACL is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. The Company generally assesses past events and current conditions based on the trailing eight quarters of activity, and incorporates a reasonable and supportable forecast period of four quarters, with an immediate reversion to historical averages.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 23 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL for all loan pools.  The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined from the Company’s historical experience over a period of approximately five years. The Company defines a default as an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag. Prepayments, curtailments, and recovery lag have been determined to not have a material impact on estimated credit losses, historically.

Prior to the July 1, 2020, adoption of ASU 2016-13, the allowance for loan and lease losses (ALLL) represented management’s best estimate of probable losses in the existing loan portfolio at the end of the reporting period. Integral to the methodology for determining the adequacy of the ALLL was portfolio segmentation and impairment measurement. Under the Company’s methodology, loans were first segmented into 1) those comprising large groups of homogeneous loans which are collectively evaluated for impairment and 2) all other loans which are individually evaluated. Those loans in the second category were further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. Loans were considered impaired if, based on current information and events, it was considered probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and was generally based on the fair value, less estimated costs to sell, of the loan’s collateral. If the loan was not collateral-dependent, the measurement of impairment was based on the present value of expected future cash flows discounted at the historical effective interest rate, or the observable market price of the loan. Impairment identified through this evaluation process was a component of the ALLL. If a loan was not considered impaired, it was grouped together with loans having similar characteristics (i.e., the same risk grade), and an ALLL was based upon a quantitative factor (historical average charge-offs) and qualitative factors such as changes in lending policies; national, regional, and local economic conditions; changes in mix and volume of portfolio; experience, ability, and depth of lending management and staff; entry to new markets; levels and trends of delinquent, nonaccrual, special mention, and classified loans; concentrations of credit; changes in collateral values; agricultural economic conditions; and regulatory risk.

Prior to the July 1, 2020, adoption of ASU 2016-13, loans acquired in an acquisition that had evidence of credit quality deterioration since origination and for which it was probable that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial ALLL based on a DCF methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the DCFs expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the DCFs expected at acquisition, or the “non-accretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. ALLL on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).

Subsequent to the July 1, 2020, adoption of ASU 2016-13, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.

Upon adoption of ASU 2016-13, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $434,000 to the ACL. The remaining noncredit discount, based on the adjusted amortized cost basis, will be accreted into interest income at the effective interest rate as of July 1, 2020.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans.

Off-Balance Sheet Credit Exposures.   Off-balance sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.  The ACL on off-balance sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets.  The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other non-interest expense in the Company’s consolidated statements of income.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2020, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the decline in the market value of the Company’s common stock, relative to peers; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.  The Company believes there continues to be no impairment of goodwill at September 30, 2020.

Intangible Assets.  The Company’s intangible assets at September 30, 2020 included gross core deposit intangibles of $15.3 million with $9.0 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.3 million.  At June 30, 2020, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $8.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.1 million.  The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.0 million in the remainder of fiscal 2021, $1.4 million in fiscal 2022 through fiscal 2024, and $807,000 million in fiscal 2025, and $328,000 thereafter. As of June 30, 2020, there was no impairment indicated, and the Company believes there continues to be no impairment of other intangible assets at September 30, 2020.

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

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options and restricted stock grants) outstanding during each period.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation on available-for-sale securities, and changes in the funded status of defined benefit pension plans.

Transfers Between Fair Value Hierarchy Levels.  Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

The following paragraphs summarize the impact of new accounting pronouncements:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain removed and modified disclosures.  Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which the Company adopted July 1, 2020.  The Update amended guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For financial assets held at amortized cost basis, Topic 326 eliminated the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Adoption was applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Adoption resulted in an increase to the ACL of $8.9 million, related to the transition from the incurred loss model to the CECL ACI model and an increase of $434,000 related to the transition from PCI to PCD methodology, relative to the ALLL as of June 30, 2020. The Company also recorded an adjustment to the reserve for unfunded commitments recorded in other liabilities of $268,000. The impact at adoption was reflected as an adjustment to beginning retained earnings, net of income taxes, in the amount of $7.2 million.  In accordance with the new standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  On July 1, 2020, the amortized cost basis of the PCD loans were increased to reflect the addition of $434,000 to the ACL.  The adoption of ASU 2016-13 in fiscal 2021 could also impact the Company’s future earnings, perhaps materially.

The following table illustrates the impact of adoption of ASU 2016-13:

	July 1, 2020
	As reported	As reported	Impact of
	under	prior to	adoption
(dollars in thousands)	ASU 2016-13	ASU 2016-13	ASU 2016-13

Loans receivable	$ 2,142,363	$ 2,141,929	$ 434
Allowance for credit losses on loans:
Real Estate Loans:
Residential	8,396	4,875	3,521
Construction	1,889	2,010	(121)
Commercial	15,988	12,132	3,856
Consumer loans	2,247	1,182	1,065
Commercial loans	5,952	4,940	1,012
Total allowance for credit losses on loans	$ 34,472	$ 25,139	$ 9,333

Total allowance for credit losses on off-balance sheet credit exposures	$ 2,227	$ 1,959	$ 268

The above table includes the impact of ASU 2016-13 adoption for PCD assets previously classified as PCI. The change in the ACL includes $434,000 attributable to residential and commercial real estate loans, and the amortized cost basis of loans receivable was increased for those loans by that total amount.

In March 2020, the CARES Act was signed into law, creating a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The Company has elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of

December 31, 2019, and (3) execution between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or December 31, 2020.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and approximate fair value of securities available for sale consisted of the following:

September 30, 2020
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Investment and mortgage backed securities:
State and political subdivisions	$ 42,880	$ 1,608	$ (1)	$ -	$ 44,487
Other securities	9,358	169	(327)	-	9,200
Mortgage-backed GSE residential	117,366	4,518	(43)	-	121,841
Total investment and mortgage-backed securities	$ 169,604	$ 6,295	$ (371)	$ -	$ 175,528

June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
State and political subdivisions	$ 40,486	$ 1,502	$ -	$ 41,988
Other securities	7,919	48	(343)	7,624
Mortgage-backed GSE residential	122,375	4,576	(39)	126,912
Total investment and mortgage-backed securities	$ 170,780	$ 6,126	$ (382)	$ 176,524

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2020
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$ 1,370	$ 1,398
After one year but less than five years	10,341	10,525
After five years but less than ten years	17,180	17,689
After ten years	23,347	24,075
Total investment securities	52,238	53,687
Mortgage-backed securities	117,366	121,841
Total investment and mortgage-backed securities	$ 169,604	$ 175,528

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $146.2 million at September 30, 2020 and $156.1 million at June 30, 2020.  The securities pledged consist of marketable securities, including $77.3 million and $82.0 million of Mortgage-Backed Securities, $34.9 million and $41.9 million of Collateralized Mortgage Obligations, $33.0 million and $32.0 million of State and Political Subdivisions Obligations, and $1.0 million and $200,000 of Other Securities at September 30 and June 30, 2020, respectively.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30 and June 30, 2020:

September 30, 2020
	Less than 12 months		12 months or more	Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$ 531	$ 1	$ -	$ -	$ 531	$ 1
Other securities	-	-	839	327	839	327
Mortgage-backed securities	8,368	43	-	-	8,368	43
Total investments and mortgage-backed securities	$ 8,899	$ 44	$ 839	$ 327	$ 9,738	$ 371

June 30, 2020
	Less than 12 months		12 months or more	Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Other securities	$ 995	$ 5	$ 643	$ 338	$ 1,638	$ 343
Mortgage-backed securities	9,037	39	-	-	9,037	39
Total investments and mortgage-backed securities	$ 10,032	$ 44	$ 643	$ 338	$ 10,675	$ 382

Mortgage-backed securities. The unrealized losses on the Company’s investments in mortgage-backed securities were caused by variations in market interest rates since purchase or acquisition. The securities are of high credit quality (AA or higher). Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities.  At September 30, 2020 there were two pooled trust preferred securities with an estimated fair value of $654,000 and unrealized losses of $322,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The September 30, 2020, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.6 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since the Company’s purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for both securities. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe any other individual unrealized loss as of September 30, 2020, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the three-month periods ended September 30, 2020 and 2019.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2020	June 30, 2020
Real Estate Loans:
Residential	$ 635,718	$ 627,357
Construction	207,737	185,924
Commercial	884,835	887,419
Consumer loans	80,906	80,767
Commercial loans	481,582	468,448
	2,290,778	2,249,915
Loans in process	(101,392)	(78,452)
Deferred loan fees, net	(3,839)	(4,395)
Allowance for credit losses	(35,084)	(25,139)
Total loans	$ 2,150,463	$ 2,141,929

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2020, the Bank had purchased participations in 22 loans totaling $55.7 million, as compared to 23 loans totaling $58.2 million at June 30, 2020.

Residential Mortgage Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences.  This category includes both fixed-rate and adjustable-rate mortgage (“ARM”) loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied.  Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property.  Substantially all of the one- to four-family residential mortgage originations in the Company’s portfolio are located within the Company’s primary lending area. General risks related to one- to four-family residential lending include stability of borrower income and collateral values.

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within our primary market area.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand, rental rates, and vacancies, as well as collateral values and borrower leverage.

Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally. Risks to lending on farmland include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland values.

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally to finance the construction of owner occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multifamily or commercial construction loans typically mature in 12 to 24 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At September 30, 2020, construction loans outstanding included 78 loans, totaling $36.1 million, for which a modification had been agreed to. At June 30, 2020, construction loans outstanding included 77 loans, totaling $48.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above.  As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs).  Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at September 30, 2020, included drawn balances of $4.4 million in construction loans which were modified at the borrower’s request due to the current situation of heightened economic uncertainty triggered by the pandemic.

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage and are typically issued for a term of ten years. Interest rates on the HELOCs are generally adjustable.  Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Risks related to HELOC lending generally include the stability of borrower income and collateral values.

Automobile loans originated by the Company include both direct loans and a smaller amount of loans originated by auto dealers. The Company generally pays a negotiated fee back to the dealer for indirect loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle. Risks to automobile and other consumer lending generally include the stability of borrower income and borrower willingness to repay.

Commercial Business Lending. The Company’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit, including agricultural production and equipment loans.  The Company offers both fixed and adjustable rate commercial business loans. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period. Commercial lending risk is primarily driven by the borrower’s successful generation of cash flow from their business enterprise sufficient to service debt, and may be influenced by factors specific to the borrower and industry, or by general economic conditions in the region or in the United States generally. Agricultural production or equipment lending includes unique risk factors such as commodity prices, yields, input costs, and weather, as well as farm equipment values.

Allowance for Credit Losses. The provision for credit losses for the three-month period ended September 30, 2020, was $774,000, relatively low as compared to earlier quarters in calendar year 2020, or as compared to the same period of the prior fiscal year. The charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2020, and as of that date the Company’s ACL was $35.1 million. The relatively low provision was attributable primarily to the current quarter’s relatively low loan growth and stable credit quality indicators quarter-over-quarter. While uncertainty remains regarding the economic environment resulting from the COVID-19 pandemic and the potential impact on the Company’s borrowers, the Company assesses that the economic outlook is little changed as compared to June 30, 2020. However, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels. To date, various relief efforts, notably including the availability of forgivable Paycheck Protection Program (PPP) loans to borrowers and deferrals or modifications available as encouraged by banking regulatory authorities and the CARES Act, have resulted in limited impact on the Company’s credit quality indicators, as is true of the industry generally. It is possible that the ongoing adverse effects of the pandemic may not be somewhat offset by future relief efforts, which could cause the outlook for economic conditions and levels and trends of past-due loans to significantly worsen, and require additions to the ACL.

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of September 30 and June 30, 2020, and activity in the ACL and ALLL for the three-month periods ended September 30, 2020 and 2019:

	At period end and for the three months ended September 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period prior to adoption of CECL	$ 4,875	$ 2,010	$ 12,132	$ 1,182	$ 4,940	$ 25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	252	3	61	61	397	774
Losses charged off	(19)	-	-	(6)	(145)	(170)
Recoveries	-	-	1	3	4	8
Balance, end of period	$ 8,629	$ 1,892	$ 16,050	$ 2,305	$ 6,208	$ 35,084

At period end and for the three months ended September 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$ 3,706	$ 1,365	$ 9,399	$ 1,046	$ 4,387	$ 19,903
Provision charged to expense	(134)	174	376	96	384	896
Losses charged off	-	-	-	(72)	(35)	(107)
Recoveries	-	-	14	4	-	18
Balance, end of period	$ 3,572	$ 1,539	$ 9,789	$ 1,074	$ 4,736	$ 20,710
Ending Balance: individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Ending Balance: collectively evaluated for impairment	$ 3,572	$ 1,539	$ 9,789	$ 1,074	$ 4,736	$ 20,710
Ending Balance: loans acquired with deteriorated credit quality	$ -	$ -	$ -	$ -	$ -	$ -

At June 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$ 4,875	$ 2,010	$ 12,132	$ 1,182	$ 4,940	$ 25,139
Ending Balance: individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Ending Balance: collectively evaluated for impairment	$ 4,875	$ 2,010	$ 12,132	$ 1,182	$ 4,940	$ 25,139
Ending Balance: loans acquired with deteriorated credit quality	$ -	$ -	$ -	$ -	$ -	$ -
Loans:
Ending Balance: individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Ending Balance: collectively evaluated for impairment	$ 626,085	$ 106,194	$ 872,716	$ 80,767	$ 463,902	$ 2,149,664
Ending Balance: loans acquired with deteriorated credit quality	$ 1,272	$ 1,278	$ 14,703	$ -	$ 4,546	$ 21,799

Included in the Company’s loan portfolio are certain loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination, which are considered purchased credit deteriorated (PCD) loans. Prior to the July 1, 2020 adoption of ASU 2016-13, these loans were accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were described as purchased credit impaired (PCI) loans. Under ASC 310-30, these loans were written down at acquisition to an amount estimated to be collectible, and, unless there was further deterioration following the acquisition, an ALLL was not recognized for these loans. As a result, certain historical ratios regarding the Company’s loan portfolio and credit quality cannot be used to compare the Company to peer companies or to compare the Company’s credit quality over time. The ratios particularly affected by accounting under ASC 310-30 include the allowance as a percentage of loans, nonaccrual loans, and nonperforming assets, and nonaccrual loans and nonperforming loans as a percentage of total loans. For more information about the transition from PCI to PCD status of the Company’s acquired loans, see Note 2: Organization and Summary of Significant Accounting Policies, Loans.

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

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades.  The primary responsibility for this review rests with loan administration personnel.  This review is supplemented with periodic examinations of both selected credits and the credit review process by the Company’s internal audit function and applicable regulatory agencies.  The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit continues to share similar risk characteristics with collectively evaluated loan pools, or whether credit losses for the loan should be evaluated on an individual loan basis.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of September 30, 2020. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
	2021	2020	2019	2018	2017	Prior	loans	Total
Residential Real Estate
Pass	$ 123,469	$ 225,522	$ 65,243	$ 53,150	$ 38,183	$ 117,755	$ 5,416	$ 628,738
Watch	125	122	419	-	98	876	-	1,640
Special Mention	-	-	-	14	-	24	-	38
Substandard	145	1,007	227	73	-	3,818	-	5,270
Doubtful	-	-	-	-	-	32	-	32
Total Residential Real Estate	$ 123,739	$ 226,651	$ 65,889	$ 53,237	$ 38,281	$ 122,505	$ 5,416	$ 635,718

Construction Real Estate
Pass	$ 42,502	$ 52,358	$ 6,914	$ -	$ -	$ -	$ 205	$ 101,979
Watch	-	-	417	3,949	-	-	-	4,366
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction Real Estate	$ 42,502	$ 52,358	$ 7,331	$ 3,949	$ -	$ -	$ 205	$ 106,345

Commercial Real Estate
Pass	$ 64,829	$ 222,926	$ 151,121	$ 158,268	$ 87,699	$ 117,612	$ 27,117	$ 829,572
Watch	508	9,348	10,611	4,956	14,252	1,493	904	42,072
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,222	6,149	560	285	2,718	1,369	-	12,303
Doubtful	-	-	888	-	-	-	-	888
Total Commercial Real Estate	$ 66,559	$ 238,423	$ 163,180	$ 163,509	$ 104,669	$ 120,474	$ 28,021	$ 884,835

Consumer
Pass	$ 7,540	$ 17,077	$ 7,148	$ 2,512	$ 1,289	$ 788	$ 44,316	$ 80,670
Watch	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	42	15	41	25	42	71	236
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$ 7,540	$ 17,119	$ 7,163	$ 2,553	$ 1,314	$ 830	$ 44,387	$ 80,906

Commercial
Pass	$ 27,116	$ 232,331	$ 37,049	$ 21,354	$ 10,050	$ 13,662	$ 130,547	$ 472,109
Watch	1,009	162	64	8	12	-	1,725	2,980
Special Mention	-	-	-	-	-	-	-	-
Substandard	35	1,584	1,640	462	180	8	2,584	6,493
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$ 28,160	$ 234,077	$ 38,753	$ 21,824	$ 10,242	$ 13,670	$ 134,856	$ 481,582

Total Loans
Pass	$ 265,456	$ 750,214	$ 267,475	$ 235,284	$ 137,221	$ 249,817	$ 207,601	$ 2,113,068
Watch	1,642	9,632	11,511	8,913	14,362	2,369	2,629	51,058
Special Mention	-	-	-	14	-	24	-	38
Substandard	1,402	8,782	2,442	861	2,923	5,237	2,655	24,302
Doubtful	-	-	888	-	-	32	-	920
Total	$ 268,500	$ 768,628	$ 282,316	$ 245,072	$ 154,506	$ 257,479	$ 212,885	$ 2,189,386

At September 30, 2020, PCD loans comprised $5.6 million of credits rated “Pass”; $10.1 million of credits rated “Watch”; none rated “Special Mention”; $5.7 million of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2020. This table includes PCI loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	June 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$ 620,004	$ 103,105	$ 829,276	$ 80,517	$ 457,385
Watch	1,900	4,367	45,262	45	4,708
Special Mention	-	-	403	25	-
Substandard	5,453	-	11,590	180	6,355
Doubtful	-	-	888	-	-
Total	$ 627,357	$ 107,472	$ 887,419	$ 80,767	$ 468,448

At June 30, 2020, PCI loans comprised $5.9 million of credits rated “Pass”; $10.3 million of credits rated “Watch”, none rated “Special Mention”, $5.6 million of credits rated “Substandard” and none rated “Doubtful”.

Past-due Loans.  The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2020.  These tables include PCD and PCI loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2020
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$ 974	$ 37	$ 1,343	$ 2,354	$ 633,364	$ 635,718	$ -
Construction	200	-	-	200	106,145	106,345	-
Commercial	1,008	9	760	1,777	883,058	884,835	-
Consumer loans	761	78	248	1,087	79,819	80,906	-
Commercial loans	756	243	490	1,489	480,093	481,582	-
Total loans	$ 3,699	$ 367	$ 2,841	$ 6,907	$ 2,182,479	$ 2,189,386	$ -

	June 30, 2020
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$ 772	$ 378	$ 654	$ 1,804	$ 625,553	$ 627,357	$ -
Construction	-	-	-	-	107,472	107,472	-
Commercial	641	327	1,073	2,041	885,378	887,419	-
Consumer loans	180	53	193	426	80,341	80,767	-
Commercial loans	93	1,219	810	2,122	466,326	468,448	-
Total loans	$ 1,686	$ 1,977	$ 2,730	$ 6,393	$ 2,165,070	$ 2,171,463	$ -

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at September 30, 2020, included $93.6 million in loans reported as current in the above table, none of which were past due.  Loans with such modifications in effect at June 30, 2020, included $380.1 million in loans reported as current in the above table, while an additional $29,000 of consumer loans and $1,000 in residential real estate loans with such modifications were reported as 30-59 days past due, and $66,000 of commercial loans with such modifications were reported as 60-89 days past due.

At September 30, and June 30, 2020 there were no PCD or PCI loans that were greater than 90 days past due.

Loans that experience insignificant payment delays and payment shortfalls generally are not adversely classified or determined to not share similar risk characteristics with collectively evaluated pools of loans for determination of the ACL estimate. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Significant payment delays or shortfalls may lead to a determination that a loan should be individually evaluated for estimated credit losses.

Collateral-dependent Loans. At September 30, 2020, there were no collateral-dependent loans that were individually evaluated to determine expected credit losses.

Impairment. Prior to the July 1, 2020, adoption of ASU 2016-13, a loan was considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it was probable the Company would be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans included nonperforming loans, as well as performing loans modified in troubled debt restructurings where concessions were granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The table below presents impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2020. The table includes PCI loans at June 30, 2020 for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determined it was probable, for a specific loan, that cash flows received would exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, continued to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determined it was probable, for a specific loan, that cash flows received would be less than the amount previously expected, the Company would allocate a specific allowance under the terms of ASC 310-10-35.

June 30, 2020
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$ 3,811	$ 4,047	$ -
Construction real estate	1,277	1,312	-
Commercial real estate	19,271	23,676	-
Consumer loans	-	-	-
Commercial loans	5,040	6,065	-
Loans with a specific valuation allowance:
Residential real estate	$ -	$ -	$ -
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$ 3,811	$ 4,047	$ -
Construction real estate	$ 1,277	$ 1,312	$ -
Commercial real estate	$ 19,271	$ 23,676	$ -
Consumer loans	$ -	$ -	$ -
Commercial loans	$ 5,040	$ 6,065	$ -

At June 30, 2020, PCI loans comprised $21.8 million of impaired loans without a specific valuation allowance.

The following table presents information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$ 1,677	$ 23
Construction Real Estate	1,306	48
Commercial Real Estate	17,721	335
Consumer Loans	-	-
Commercial Loans	5,812	93
Total Loans	$ 26,516	$ 499

Interest income on impaired loans recognized on a cash basis in the three-month period ended September 30, 2019, was immaterial. For the three-month period ended September 30, 2019, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $83,000.

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30 and June 30, 2020.  The table excludes performing TDRs.

(dollars in thousands)	September 30, 2020	June 30, 2020
Residential real estate	$ 4,339	$ 4,010
Construction real estate	-	-
Commercial real estate	3,052	3,106
Consumer loans	255	196
Commercial loans	1,129	1,345
Total loans	$ 8,775	$ 8,657

At September 30, 2020, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three-month periods ended September 30, 2019 and 2020, was immaterial.

Troubled Debt Restructurings. Prior to the July 1, 2020, adoption of ASU 2016-13, loans restructured as TDRs were included in certain loan categories classified as impaired loans, where economic concessions have been granted to borrowers who have experienced financial difficulties. Subsequent to the adoption of ASU 2016-13, TDRs are evaluated to determine whether they share similar risk characteristics with collectively evaluated loan pools, or must be individually evaluated. These concessions typically result from our loss mitigation activities, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. In general, the Company’s loans that have been subject to classification as TDRs are the result of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

During the three-month periods ended September 30, 2020 and 2019, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2020		September 30, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$ 98	-	$ -
Construction real estate	-	-	-	-
Commercial real estate	2	1,840	-	-
Consumer loans	-	-	-	-
Commercial loans	1	36	-	-
Total	4	$ 1,974	-	$ -

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2020, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2020		June 30, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	3	$ 1,015	3	$ 791
Construction real estate	-	-	-	-
Commercial real estate	7	3,904	10	4,544
Consumer loans	-	-	-	-
Commercial loans	8	3,229	7	3,245
Total	18	$ 8,148	20	$ 8,580

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, and June 30, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $565,000 and $563,000, respectively. In addition, as of September 30 and June 30, 2020, the Company had residential mortgage loans and home equity loans with a carrying value of $329,000 and $435,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Purchased Credit Deteriorated Loans. Prior to the July 1, 2020, adoption of ASU 2016-13, loans acquired in an acquisition that had evidence of credit quality since origination and for which it was probable that the Company would be unable to collect all contractually required payments receivable were considered PCI. Subsequent to the July 1, 2020, adoption of ASU 2016-13, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. All loans considered to be PCI prior to July 1, 2020, were converted to PCD on that date.

The carrying amount of $21.8 million in PCI loans was included in the balance sheet amount of loans receivable at June 30, 2020, with no associated ACL. In accordance with ASU 2016-13, the Company did not reassess whether the PCI loans met the criteria of PCD loans as of the adoption date. The amortized cost of the PCD loans were adjusted to reflect the addition of $434,000 to the ACL. PCD loans receivable, net of ACL, totaling $20.9 million were included in the balance sheet amount of loans receivable at September 30, 2020.

During the three-month periods ended September 30, 2019 and 2020, the Company did not increase or reverse ALLL or ACL related to PCI or PCD loans.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2020	June 30, 2020
Land	$ 12,514	$ 12,585
Buildings and improvements	56,675	56,039
Construction in progress	35	435
Furniture, fixtures, equipment and software	18,276	18,109
Automobiles	120	120
Operating leases ROU asset	1,944	1,965
	89,564	89,253
Less accumulated depreciation	25,134	24,147
	$ 64,430	$ 65,106

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

	September 30, 2020	June 30, 2020
Consolidated Balance Sheet
Operating leases right of use asset	$ 1,944	$ 1,965
Operating leases liability	$ 1,944	$ 1,965

Three Months Ended September 30,
	2020	2019
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$ 72	$ 57
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 67	$ 39
ROU assets obtained in exchange for operating lease obligations:	$ -	$ 2,004

For the three months ended September 30, 2020 and 2019, lease expense was $72,000 and $57,000, respectively. At September 30, 2020, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2021	$ 269
2022	243
2023	243
2024	243
2025	242
Thereafter	2,134
Future lease payments expected	$ 3,374

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases.   For the three month periods ended September 30, 2020 and 2019, income recognized from these lessor agreements was $75,000 and $82,000, respectively, and was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2020	June 30, 2020
Non-interest bearing accounts	$ 307,023	$ 316,048
NOW accounts	789,486	781,937
Money market deposit accounts	234,948	231,162
Savings accounts	189,218	181,229
Certificates	647,399	674,471
Total Deposit Accounts	$ 2,168,074	$ 2,184,847

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2020	2019

(dollars in thousands except per share data)
Net income	$ 9,986	$ 7,828
Less: distributed earnings allocated to participating securities	(4)	-
Less: undistributed earnings allocated to participating securities	(26)	-
Net income available to common shareholders	9,956	7,828

Weighted-average common shares outstanding, including participating securities	9,126,866	9,232,257
Less: weighted-average participating securities outstanding (restricted shares)	(27,260)	-
Weighted-average basic common shares outstanding	9,099,606	9,232,257
Add: effect of dilutive securities, stock options, and awards	2,191	11,891
Denominator for diluted earnings per share	$ 9,101,797	$ 9,244,148

Basic earnings per share available to common stockholders	$ 1.09	$ 0.85
Diluted earnings per share available to common stockholders	$ 1.09	$ 0.85

Options outstanding at September 30, 2020 and 2019, to purchase 50,500, and 15,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2020 and 2019, respectively.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2015 and before.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

For the three-month periods ended
(dollars in thousands)	09/30/2020	September 30, 2019
Income taxes
Current	$ 4,750	$ 1,970
Deferred	(2,003)	6
Total income tax provision	$ 2,747	$ 1,976

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	September 30, 2020	June 30, 2020
Deferred tax assets:
Provision for losses on loans	$ 8,023	$ 5,802
Accrued compensation and benefits	539	825
NOL carry forwards acquired	136	149
Minimum Tax Credit	130	130
Unrealized loss on other real estate	187	257
Other	120	26
Total deferred tax assets	9,135	7,189

Deferred tax liabilities:
Purchase accounting adjustments	42	64
Depreciation	1,785	1,665
FHLB stock dividends	120	120
Prepaid expenses	208	259
Unrealized gain on available for sale securities	1,304	1,265
Other	-	104
Total deferred tax liabilities	3,459	3,477

Net deferred tax asset	$ 5,676	$ 3,712

As of September 30, 2020, the Company had approximately $675,000 and $119,000 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2020	September 30, 2019
Tax at statutory rate	$ 2,674	$ 2,059
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(103)	(113)
State tax, net of Federal benefit	241	109
Cash surrender value of Bank-owned life insurance	(59)	(53)
Tax credit benefits	26	-
Other, net	(32)	(26)
Actual provision	$ 2,747	$ 1,976

For the three month periods ended September 30, 2020 and 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a “safe harbor” matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2020; for fiscal 2021, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three-month period ended September 30, 2020, retirement plan expenses recognized for the Plan totaled approximately $457,000, as compared to $381,000 for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At September 30, 2020, the current rate was 3.00%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2020, the current rate was 2.70%. The carrying value of the debt securities was approximately $2.7 million at September 30 and June 30, 2020.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2020, the current rate was 2.05%.  The carrying value of the debt securities was approximately $5.3 million at September 30, and June 30, 2020.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30 and June 30, 2020:

	Fair Value Measurements at September 30, 2020, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$ 44,487	$ -	$ 44,487	$ -
Other securities	9,200	-	9,200	-
Mortgage-backed GSE residential	121,841	-	121,841	-

	Fair Value Measurements at June 30, 2020, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$ 41,988	$ -	$ 41,988	$ -
Other securities	7,624	-	7,624	-
Mortgage-backed GSE residential	126,912	-	126,912	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2020:

Fair Value Measurements at September 30, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 166	$ -	$ -	$ 166

Fair Value Measurements at June 30, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 2,211	$ -	$ -	$ 2,211

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2020 and 2019:

For the three months ended
(dollars in thousands)	September 30, 2020	September 30, 2019
Foreclosed and repossessed assets held for sale	$ (36)	$ (1)
Total losses on assets measured on a non-recurring basis	$ (36)	$ (1)

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

(dollars in thousands)	Fair value at September 30, 2020	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$ 166	Third party appraisal	Marketability discount	24.5% - 60.4%	41.3%

(dollars in thousands)	Fair value at June 30, 2020	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$ 2,211	Third party appraisal	Marketability discount	8.0% - 56.9%	15.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2020.

	September 30, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$ 41,875	$ 41,875	$ -	$ -
Interest-bearing time deposits	975	-	975	-
Stock in FHLB	6,939	-	6,939	-
Stock in Federal Reserve Bank of St. Louis	5,017	-	5,017	-
Loans receivable, net	2,150,463	-	-	2,167,748
Accrued interest receivable	13,766	-	13,766	-
Financial liabilities
Deposits	2,168,074	1,520,675	-	651,528
Advances from FHLB	85,637	-	87,514	-
Accrued interest payable	1,402	-	1,402	-
Subordinated debt	15,168	-	-	13,455
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$ 54,245	$ 54,245	$ -	$ -
Interest-bearing time deposits	974	-	974	-
Stock in FHLB	6,390	-	6,390	-
Stock in Federal Reserve Bank of St. Louis	4,363	-	4,363	-
Loans receivable, net	2,141,929	-	-	2,143,823
Accrued interest receivable	12,116	-	12,116	-
Financial liabilities
Deposits	2,184,847	1,508,740	-	676,816
Advances from FHLB	70,024	-	72,136	-
Accrued interest payable	1,646	-	1,646	-
Subordinated debt	15,142	-	-	11,511
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2020, the Bank operated from its headquarters, 46 full-service branch offices, and two limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 44 of its other branch offices.  The remaining four branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2020, and results of operations for the three-month periods ended September 30, 2020 and 2019.

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

•the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2020 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 51 in the Company’s 2020 Annual Report.   On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at June 30, 2020.  See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2: Organization and Summary of Significant Accounting Policies, for additional information.

COVID-19 Pandemic Response

Southern Missouri is committed to serving our communities in this difficult time, and to the safety of our team members and customers.

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. In a limited number of instances, some facilities have again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities. With the initial onset of the pandemic in March, and again on an ongoing basis as the number of cases and hospitalizations in our region increased over the summer months, the Company has worked to increase our telework capabilities, and we have had as many as 20% of our team members working remotely during the month of October either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. Business travel has been limited where not considered urgent. A limited number of team members are on full or partial paid leave in accordance with provisions of the Families First Coronavirus Response Act (the FFCRA) or the CARES Act. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. The Company originated approximately 1,700 loans totaling $138.6 million under the Small Business Administration’s Paycheck Protection Program (PPP) through September 30, 2020. A limited number were repaid by the borrower shortly after origination. At September 30, 2020, balances outstanding were $133.7 million. Through October 31, 2020, approximately 170 applications by borrowers for forgiveness totaling $11.4 million have been submitted by the Company to the SBA, but only 15 applications totaling $3.0 million have been approved by the SBA.

Deferrals and modifications. As of October 31, 2020, following regulatory guidance, the Company has agreements in place with borrowers to defer or modify payment arrangements for approximately 59 loans totaling $37.2 million, a level that is significantly reduced since June 30, 2020. These are loans that were otherwise current and performing, but anticipated difficulties in the coming months due to the pandemic response. Generally, the deferrals were initially granted for three-month periods, while interest-only modifications were for six-month periods. For more information regarding these deferrals and modifications, see discussion included at “Allowance for Credit Loss Activity.”

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

During the first three months of fiscal 2021, total assets decreased by $1.4 million. The decrease was primarily attributable to reduced cash and cash equivalent balances, and a modest decrease in available-for-sale (AFS) securities, partially offset by a modest increase in loans, net of the allowance for credit losses (ACL), and an increase in accrued interest receivable. Cash equivalents and time deposits decreased by a combined $12.4 million; AFS securities decreased $1.0 million; loans, net of the ACL, increased $8.5 million; and accrued interest receivable increased $1.7 million. The impact of the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), increased the ACL by $9.3 million, of which $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment.

Additionally, due to adoption of ASU 2016-13, the Company revised its analysis of its unused lines of credit and recorded a one-time cumulative effect adjustment to the allowance for off-balance sheet exposures totaling $268,000, offset by a reduction to retained earnings, net of deferred taxes, of $209,000.  Deposits decreased $16.8 million and advances from the Federal Home Loan Bank (FHLB) increased $15.6 million, primarily attributable to the Company’s use of this funding source to fund loan growth in what is typically a seasonally slow quarter for deposit growth. Equity increased $1.6 million, attributable primarily to retention of net income, partially offset by cash dividends paid and the one-time cumulative effect adjustment on adoption of ASU 2016-13.

Net income for the first three months of fiscal 2021 was $10.0 million, an increase of $2.2 million, or 27.6% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, and a reduction in provision for credit losses, partially offset by increases in noninterest expense and provision for income taxes. Diluted net income available to common shareholders was $1.09 per share for the first three months of fiscal 2021, as compared to $.85 per share for the same period of the prior fiscal year. For the first three months of fiscal 2021, net interest income increased $2.5 million, or 12.8%; noninterest income increased $1.5 million, or 41.6%; provision for credit losses decreased $122,000, or 13.6%; noninterest expense increased $1.1 million, or 9.3%; and provision for income taxes increased $771,000, or 39.0%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2021 were relatively unchanged. At September 30, 2020, as compared to June 30, 2020, the yield on two-year treasuries dropped from 0.16% to 0.13%; the yield on five-year treasuries dropped from 0.29% to 0.28%; the yield on ten-year treasuries increased from 0.66% to 0.69%; and the yield on 30-year treasuries increased from 1.41% to 1.46%. The spread between two- and ten-year treasuries was as low as 41 basis points and as high as 60 basis points, much higher than the range noted during the same quarter a year ago. The spread between three-month and 10-year treasuries was similar, and represented even more improvement than that noted between two- and ten-year treasuries. As compared to the first three months of the prior fiscal year, our average yield on earning assets decreased by 69 basis points, reflecting loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, and reduced discount accretion on acquired assets recorded at fair value. Our cost of interest-bearing liabilities decreased by 66 basis points, as our cost of wholesale funding moved lower with market rates, and the Company reduced rates offered on certificates of deposit and nonmaturity accounts. Lower market rates reflected decreases by the Federal Reserve’s Open Market Committee (FOMC), which began at a measured pace in the quarter ended September 30, 2019, and was followed by sharp reductions in March 2020, as the FOMC reacted to reduced economic activity at the outset of the COVID-19 pandemic (see “Results of Operations: Comparison of the three-month periods ended September 30, 2020 and 2019 – Net Interest Income”). While the improved slope of the yield curve is encouraging in terms of the Company’s net interest margin, the overall low level of market interest rates is concerning, as our asset yields are expected to continue to decrease, while the Company’s ability to significantly reduce its cost of funds further may be limited.

Net interest income increased $2.5 million, or 12.8%, as the Company saw an increase of 15.2% in average interest earning assets, partially offset by a decline in the net interest margin. Our net interest margin decreased eight basis points when comparing the first three months of fiscal 2021 to the same period of the prior fiscal year. The decrease was attributable primarily to reduced benefits from the accretion of the discounts on acquired loans carried at fair value, as well as a reduction in interest income that resulted from the resolution of particular nonperforming loans during the current period. Benefits attributable to accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) contributed six basis points to the net interest margin, a decrease from a contribution of 10 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, although the May 2020 acquisition of Central Federal Bancshares, Inc., (the “Central Federal Acquisition”), partially offsets that decline, as there was no comparable item in the same period a year ago, although the impact is limited due to the relative size of the acquired portfolio. The Company generally expects this component of net interest income to decline over time. Resolution of particular nonperforming loans during the quarter ended September 30, 2019, contributed another eight basis points to the net interest margin in that period, without material comparable items in the current period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income.

Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2020, noninterest income increased $1.5 million, or 41.6%, as compared to the same period of the prior fiscal year, attributable primarily to gains realized on sales of residential loans originated for that purpose, other income, loan servicing fees, other loan fees, and bank card interchange income, partially offset by decreases in deposit account service charges. Noninterest expense for the three-month period ended September 30, 2020, increased $1.1 million, or 9.3%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, provisioning for off-balance sheet credit exposure, deposit insurance premiums, data processing expenses, and occupancy, partially offset by decreases in other expenses.

Increases in net interest income, noninterest income, and noninterest expense were attributable in part to the Central Federal Acquisition, which was completed in May 2020.

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

Comparison of Financial Condition at September 30 and June 30, 2020

The Company’s consolidated balance sheet contracted slightly in the first three months of fiscal 2021, with total assets of $2.5 billion at September 30, 2020, reflecting a decrease of $1.4 million, or 0.1%, as compared to June 30, 2020. Growth in net loan balances, accrued interest receivable, and other assets was offset by reductions in cash and cash equivalents, and AFS securities.

Cash equivalents and time deposits were a combined $42.9 million at September 30, 2020, a decrease of $12.4 million, or 22.4%, as compared to June 30, 2020. AFS securities were $175.5 million at September 30, 2020, a decrease of $1.0 million, or 0.6%, as compared to June 30, 2020.

Loans, net of the ACL, were $2.2 billion at September 30, 2020, an increase of $8.5 million, or 0.4%, as compared to June 30, 2020. Gross loans increased by $18.5 million, or 0.9%, during the first three months of the fiscal year, while the ACL at September 30, 2020, reflected an increase of $9.9 million, as compared to the balance of our allowance for loan and lease losses (ALLL) at June 30, 2020. The Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, effective as of July 1, 2020, the beginning of our 2021 fiscal year. Adoption resulted in an increase to the ACL of $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, and an increase of $434,000 related to the transition from PCI to PCD methodology, relative to the ALLL as of June 30, 2020, while provisioning in excess of net charge offs during the first quarter of fiscal 2021 increased the ACL by an additional $612,000, as compared to July 1, 2020. The increase in loan balances in the portfolio was primarily attributable to commercial loans and residential real estate loans, partially offset by modest declines in commercial real estate loans and drawn construction loan balances. Residential real estate loans increased on growth in 1- to 4-family residential lending, partially offset by a modest decline in multifamily real estate loans. Commercial loan balances increased primarily as a result of seasonal agricultural loan draws, partially offset by a reduction in commercial and industrial loan types, and in total, commercial loan balances remained relatively high compared to recent periods as a result of the Small Business Administration’s Paycheck Protection Program (PPP) loans, which totaled $133.7 million at September 30, 2020, as compared to $132.3 million at June 30, 2020. In early October, the Company began submitting applications to the SBA for forgiveness of the loans originated under the PPP program but, to date, relatively few have been submitted, and only a small percentage of those submitted have been processed by the SBA. Loans anticipated to fund in the next 90 days stood at $122.7 million at September 30, 2020, as compared to $86.6 million at June 30, 2020, and $101.7 million at September 30, 2019.

Deposits were $2.2 billion at September 30, 2020, a decrease of $16.8 million, or 0.8%, as compared to June 30, 2020. The decrease reflected a decrease in time deposits, partially offset by an increase in nonmaturity deposits, and was inclusive of decreases of $16.9 million in public unit funds and $2.3 million in brokered time deposits. Public unit balances were $288.3 million at September 30, 2020, as public unit depositors partially reversed growth noted over recent quarters. Brokered time deposits were $21.0 million, and brokered money market deposits were $20.0 million, at September 30, 2020. In total, deposit balances saw decreases in certificates of deposit and non-interest bearing transaction accounts, partially offset by increases in savings accounts, interest-bearing transaction accounts, and money market deposit accounts. The average loan-to-deposit ratio for the first quarter of fiscal 2021 was 99.1%, as compared to 99.2% for the same period of the prior fiscal year.

FHLB advances were $85.6 million at September 30, 2020, an increase of $15.6 million, or 22.3%, as compared to June 30, 2020, with the increase primarily attributable to the Company’s use of overnight borrowings to partially fund increases in loans and outflows in deposits.

The Company’s stockholders’ equity was $260.0 million at September 30, 2020, an increase of $1.6 million, or 0.6%, as compared to June 30, 2020. The increase was attributable primarily to earnings retained after $1.4 million in cash dividends paid, partially offset by the $7.2 million one-time negative adjustment to retained earnings resulting from the adoption of the CECL standard.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2020 and 2019

The table below presents certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2020 and 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2020			September 30, 2019
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 1,623,073	$ 20,392	5.03	$ 1,420,538	$ 19,067	5.37
Other loans (1)	539,052	5,515	4.09	444,806	6,573	5.91
Total net loans	2,162,125	25,907	4.79	1,865,344	25,640	5.50
Mortgage-backed securities	119,029	534	1.79	113,614	716	2.52
Investment securities (2)	62,506	490	3.14	66,009	520	3.15
Other interest earning assets	19,768	41	0.83	7,001	46	2.62
Total interest earning assets (1)	2,363,428	26,972	4.56	2,051,968	26,922	5.25
Other noninterest earning assets (3)	174,574	-		184,415	-
Total assets	$ 2,538,002	$ 26,972		$ 2,236,383	$ 26,922

Interest bearing liabilities:
Savings accounts	$ 185,278	146	0.32	$ 167,202	346	0.83
NOW accounts	784,444	1,248	0.64	623,895	1,706	1.09
Money market deposit accounts	233,476	263	0.45	196,737	803	1.63
Certificates of deposit	662,438	2,733	1.65	673,160	3,723	2.21
Total interest bearing deposits	1,865,636	4,390	0.94	1,660,994	6,578	1.58
Borrowings:
Securities sold under agreements to repurchase	-	-	-	329	-	0.03
FHLB advances	70,272	380	2.16	82,192	522	2.54
Note Payable	-	-	-	3,000	37	4.88
Subordinated debt	15,155	138	3.63	15,055	225	5.99
Total interest bearing liabilities	1,951,063	4,908	1.01	1,761,570	7,362	1.67
Noninterest bearing demand deposits	316,996	-		218,755	-
Other noninterest bearing liabilities	14,673	-		16,014	-
Total liabilities	2,282,732	4,908		1,996,339	7,362
Stockholders’ equity	255,270	-		240,044	-
Total liabilities and stockholders' equity	$ 2,538,002	$ 4,908		$ 2,236,383	$ 7,362

Net interest income		$ 22,064			$ 19,560

Interest rate spread (4)			3.55%			3.58%
Net interest margin (5)			3.73%			3.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.14%			116.49%

(1)Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.

(2)Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)Includes average balances for fixed assets and BOLI of $65.1 million and $43.5 million, respectively, for the three-month period ended September 30, 2020, as compared to $63.1 million and $38.4 million, respectively, for the same period of the prior fiscal year.

(4)Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(5)Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2020, compared to the three-month period ended September 30, 2019. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2020
	Compared to three-month period ended September 30, 2019
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
		Volume
Interest-earnings assets:
Loans receivable (1)	$ (3,289)	$ 4,079	$ (523)	$ 267
Mortgage-backed securities	(207)	34	(9)	(182)
Investment securities (2)	(3)	(28)	1	(30)
Other interest-earning deposits	(31)	84	(58)	(5)
Total net change in income on
interest-earning assets	(3,530)	4,169	(589)	50

Interest-bearing liabilities:
Deposits	(2,454)	567	(301)	(2,188)
FHLB advances	(77)	(76)	11	(142)
Note Payable	(37)	(37)	37	(37)
Subordinated Debt	(89)	1	1	(87)
Total net change in expense on
interest-bearing liabilities	(2,657)	455	(252)	(2,454)
Net change in net interest income	$ (873)	$ 3,714	$ (337)	$ 2,504

(1)Does not include interest on loans placed on nonaccrual status.

(2)Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2020 and 2019

General. Net income for the three-month period ended September 30, 2020, was $10.0 million, an increase of $2.2 million, or 27.6%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, and a decrease in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes.

For the three-month period ended September 30, 2020, basic and fully-diluted net income per share available to common shareholders was $1.09 under both measures, as compared to $0.85 under both measures for the same period of the prior fiscal year, which represented an increase of $0.24, or 28.2%. Our annualized return on average assets for the three-month period ended September 30, 2020, was 1.57%, as compared to 1.40% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2020, was 15.6%, as compared to 13.0% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2020, was $22.1 million, an increase of $2.5 million, or 12.8%, as compared to the same period of the prior fiscal year. The increase was attributable to a 15.2% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.73% in the current three-month period, from 3.81% in the three-month period a year ago.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern

Missouri Bank of Marshfield, the November 2018 acquisition of Gideon Bancshares Company (the “Gideon Acquisition”), and the Central Federal Acquisition resulted in $339,000 in net interest income for the three-month period ended September 30, 2020, as compared to $508,000 in net interest income for the same period a year ago. The decline is attributable to expected reductions in discount accretion as additional time has elapsed since the loan portfolios were acquired and balances have declined, partially offset by the recent Central Federal Acquisition, although the acquired loans and resulting discount accretion from that acquisition is relatively small. The Company generally expects this component of net interest income will continue to decline over time, although volatility may occur to the extent we have periodic resolutions of specific credit impaired loans. Combined, these components of net interest income contributed six basis points to net interest margin in the three-month period ended September 30, 2020, as compared to a contribution of 10 basis points in the same period of the prior fiscal year, and as compared to the six basis point contribution in the linked quarter, ended June 30, 2020, when net interest margin was 3.75%. Additionally, in the year-ago and linked periods, the Company recognized additional interest income as a result of the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in the current period. This recognition of $414,000 in interest income in the year-ago period, and $159,000 in the linked period, contributed eight and three basis points, respectively, to net interest margin in the year-ago and linked periods.

For the three-month period ended September 30, 2020, our net interest rate spread was 3.55%, as compared to 3.58% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 69 basis point decrease in the average yield on interest-earning assets, partially offset by a 66 basis point decrease in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended September 30, 2020, was $27.0 million, an increase of $50,000, or 0.2%, as compared to the same period of the prior fiscal year. The increase was attributed to a 15.2% increase in the average balance of interest-earning assets, offset by a 69 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, inclusive of the Central Federal Acquisition and PPP loans originated, while interest-earning cash equivalents and investment balances increased by smaller amounts. The decrease in the average yield on interest-earning assets was attributable to loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, and reduced discount accretion on acquired assets recorded at fair value.

Interest Expense. Total interest expense for the three-month period ended September 30, 2020, was $4.9 million, a decrease of $2.5 million, or 33.3%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 66 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 10.8% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to a lower cost of wholesale funding as a result of lower market rates, and the Company offering of reduced rates on certificates of deposit and nonmaturity accounts. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by lower FHLB balances, certificate of deposit balances, and other borrowings.

Provision for Credit Losses. The provision for credit losses for the three-month period ended September 30, 2020, was $774,000, as compared to $896,000 in the same period of the prior fiscal year. The decrease as compared to the same quarter a year ago was attributable primarily to the current quarter’s relatively low loan growth and stable credit quality indicators quarter-over-quarter. While uncertainty remains regarding the economic environment resulting from the COVID-19 pandemic and the potential impact on the Company’s borrowers, the Company assesses that the outlook is little changed as compared to the year ended June 30, 2020. As a percentage of average loans outstanding, the provision for credit losses in the current three-month period represented a charge of 0.14% (annualized), while the Company recorded net charge offs during the period of 0.03% (annualized). During the same period of the prior fiscal year, the provision for credit losses as a percentage of average loans outstanding represented a charge of 0.19% (annualized), while the Company recorded net charge offs of 0.02% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended September 30, 2020, was $4.9 million, an increase of $1.5 million, or 41.6%, as compared to the same period of the prior fiscal year. In the current period, increases in gains realized on the sale of residential real estate loans originated for that purpose, other income, loan servicing fees, other loans fees, and bank card interchange income were partially offset by decreases in deposit account service charges. Gains realized on the sale of residential real estate loans originated for that purpose increased as originations of these loans more than tripled, remaining consistent with the linked quarter, while pricing improved slightly. As we generally retain servicing of residential real estate loans originated for sale, our portfolio of serviced loans increased by 16% during the quarter, which increased servicing income through fees received and the recognition of mortgage servicing rights at origination. Other income included a $187,000 non-recurring benefit related to a broker-dealer agreement to provide wealth management services in a new market area, with no comparable item in the year-ago period. Bank card interchange income increased as a result of an 8% increase in the number of bank card transactions and a 17% increase in bank card dollar volume.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2020, was $13.5 million, an increase of $1.1 million, or 9.3%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, provisioning for off-balance sheet credit exposure, deposit insurance premiums, data processing expenses, and occupancy, partially offset by a reduction in other expenses, which included a variety of relatively small items that trended lower, including the costs of providing rewards checking products, employee travel expenses, and customer entertainment. Included in compensation expense was $150,000 in non-recurring expense related to the hiring of an investment representative for the Company’s wealth management group; otherwise, the increase over the prior year primarily reflected standard increases in compensation and an increase in employee headcount over the prior year, due in part to the Central Federal Acquisition, as well as a de novo branch opened early in the quarter. Data processing and occupancy expenses also increased in part due to the new facilities, while data processing expenses have also been higher since the implementation of a new data processing environment in the first half of fiscal 2020. Deposit insurance premiums reflected a return to a normalized level of premiums after the Company benefited from one-time assessment credits for much of the prior fiscal year. The efficiency ratio for the three-month period ended September 30, 2020, was 50.0%, as compared to 53.6% in the same period of the prior fiscal year, with the improvement attributable primarily to the current period’s increase in noninterest income.

Income Taxes. The income tax provision for the three-month period ended September 30, 2020, was $2.7 million, an increase of 39.0% as compared to the same period of the prior fiscal year, as higher pre-tax income combined with an increase in the effective tax rate, to 21.6%, as compared to 20.2% in the same period a year ago. While the Company generated higher levels of pre-tax income, investments in tax-advantaged assets were modestly reduced, resulting in a higher effective tax rate.

Allowance for Credit Loss Activity

The Company regularly reviews its ACL and makes adjustments to its balance based on management’s estimate of (1) the total expected losses included in the Company’s financial assets held at amortized cost, which is limited to the Company’s loan portfolio, and (2) any credit deterioration in the Company’s available-for-sale securities as of the balance sheet date. The Company holds no securities classified as held-to-maturity.

Although the Company maintains its ACL at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the ACL is subject to review by regulatory agencies, which can order the Company to record additional allowances. The required ACL has been estimated based upon the guidelines in ASC Topic 326, Financial Instruments – Credit Losses, following the July 1, 2020 adoption of ASU 2016-13, also known as the current expected credit loss, or CECL, standard.

The following table summarizes changes in the ACL over the three-month periods ended September 30, 2020 and 2019:

	For the three months ended
	September 30,
(dollars in thousands)	2020	2019

Balance, beginning of period	$ 25,139	$ 19,903
Impact of CECL adoption	9,333	-
Loans charged off:
Residential real estate	(19)	-
Construction	-	-
Commercial business	(145)	-
Commercial real estate	-	(72)
Consumer	(6)	(35)
Gross charged off loans	(170)	(107)
Recoveries of loans previously charged off:
Residential real estate	-	-
Construction	-	-
Commercial business	4	14
Commercial real estate	1	4
Consumer	3	-
Gross recoveries of charged off loans	8	18
Net charge offs	(162)	(89)
Provision charged to expense	774	896
Balance, end of period	$ 35,084	$ 20,710

The estimate involves the considerations of quantitative and qualitative factors relevant to the loans as segmented by the Company, and is based on an evaluation, at the reporting date, of historical loss experience, coupled with qualitative adjustments to address current economic conditions and credit quality, and reasonable and supportable forecasts. Specific qualitative factors considered include, but may not be limited to:

•Changes in lending policies and/or loan review system

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment.  For the three-month period ended September 30, 2020, the ACL increased by an additional $612,000, reflecting a charge to provision for credit losses of $774,000, and net charge offs of $162,000. The charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2020, and as of that date the Company’s ACL was $35.1 million. While the Company’s management believes the ACL at September 30, 2020, is adequate, based on that estimate, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

	ACL as of	% of total	ALLL as of	% of total
	September 30, 2020	ACL	June 30, 2020	ALLL
Real Estate Loans:
Residential	$ 8,629	24.6%	$ 4,875	19.4%
Construction	1,892	5.4%	2,010	8.0%
Commercial	16,050	45.7%	12,132	48.3%
Consumer loans	2,305	6.6%	1,182	4.7%
Commercial loans	6,208	17.7%	4,940	19.6%
	$ 35,084	100.0%	$ 25,139	100.0%

For loans that do not exhibit similar risk characteristics, the Company evaluates the loan on an individual basis. Loans that are classified with an adverse internal credit rating or identified as a troubled debt restructuring (TDR) are most commonly considered for individual evaluation. The ACL for individually evaluated loans may be estimated based on the fair value of the underlying collateral, or based on the present value of expected cash flows.

In recent months, following regulatory guidance encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic, the Company has granted payment deferrals or interest-only modifications for borrowers. For loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers anticipated difficulties in the coming months due to impact of the pandemic, the Company elected to not apply requirements of U.S. GAAP related to TDRs, as provided in the CARES Act. At September 30, 2020, such deferrals and modifications were in effect for approximately 250 loans totaling $93.6 million, as compared to approximately 900 loans totaling $380.2 million at June 30, 2020. Generally, deferrals were granted for three-month periods, while interest-only modifications were for six-month periods. Some loans were granted additional deferrals or modifications, and these loans were generally reviewed for potential adverse credit classification. At October 31, 2020, the balance of loans for which payment deferrals or interest-only modifications were in place had declined to approximately 59 loans with balances of $37.2 million. The table below illustrates the amount of such deferrals and modifications in relation to our loan portfolio by loan type and collateral or industry.

	As of October 31, 2020			As of June 30, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications

1- to 4-family residential loans	$ 440,935	$ 221	$ 521	$ 1,171	$ 8,805
Multifamily residential loans	196,324	-	9,823	-	12,278
Total residential loans	637,259	221	10,344	1,171	21,083
1- to 4-family owner-occupied construction loans	24,761	-	-	-	-
1- to 4-family speculative construction loans	12,468	-	-	-	-
Multifamily construction loans	42,134	-	-	-	-
Other construction loans	34,037	-	4,367	4,367	-
Total construction loan balances drawn	113,400	-	4,367	4,367	-
Agricultural real estate loans	183,636	1,772	-	1,967	1,415
Loans for vacant land - developed, undeveloped, and other purposes	57,580	-	-	-	1,203
Owner-occupied commercial real estate loans to:
Churches and nonprofits	19,232	-	13	-	1,449
Non-professional services	16,732	-	-	-	2,106
Retail	25,079	-	-	-	1,257
Automobile dealerships	21,828	-	-	-	-
Healthcare providers	7,823	-	-	-	330
Restaurants	47,697	-	8,409	-	5,694
Convenience stores	22,444	-	-	-	1,303
Automotive services	9,587	-	-	-	244
Manufacturing	18,653	-	5,304	-	7,262
Professional services	14,382	-	-	-	354
Warehouse/distribution	4,865	-	-	-	-
Grocery	5,522	-	-	-	26
Other	22,902	-	-	-	551
Total owner-occupied commercial real estate loans	236,746	-	13,726	-	20,576

	As of October 31, 2020			As of June 30, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(continued, dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications

Non-owner-occupied commercial real estate loans to:
Care facilities	33,466	-	-	-	-
Non-professional services	14,387	-	-	-	3,864
Retail	33,054	545	-	545	525
Healthcare providers	33,474	-	-	-	442
Restaurants	46,936	-	412	-	413
Convenience stores	8,945	-	-	-	-
Automotive services	7,401	-	-	-	-
Hotels	80,133	-	1,470	-	3,495
Manufacturing	5,046	-	-	-	-
Storage units	14,357	-	404	-	404
Professional services	11,289	-	460	-	460
Multi-tenant retail	77,171	-	1,985	-	14,872
Warehouse/distribution	26,075	-	-	-	2,953
Other	30,840	-	-	-	4,218
Total non-owner-occupied commercial real estate loans	422,574	545	4,731	545	31,646
Total commercial real estate	900,536	2,317	18,457	2,512	54,840
Home equity lines of credit	41,744	-	-	-	-
Deposit-secured loans	4,738	-	-	-	1
All other consumer loans	33,481	100	-	83	92
Total consumer loans	79,963	100	-	83	93
Agricultural production and equipment loans	114,260	351	-	351	84
Loans to municipalities or other public units	10,066	-	-	-	-
Commercial and industrial loans to:	-	-	-	-	-
Forestry, fishing, and hunting	14,992	-	-	-	364
Construction	30,408	-	-	-	-
Finance and insurance	49,404	-	-	-	20
Real estate rental and leasing	26,882	-	-	-	54
Healthcare and social assistance	38,080	-	-	-	-
Accommodations and food services	31,806	-	-	-	707
Manufacturing	15,945	-	710	-	3,097
Retail trade	47,852	-	28	-	874
Transportation and warehousing	37,612	-	181	-	3,071
Professional services	8,643	-	-	-	12
Administrative support and waste management	10,203	-	-	-	-
Arts, entertainment, and recreation	4,255	-	27	585	27
Other commercial loans	40,919	-	79	8	238
Total commercial and industrial loans	357,001	-	1,025	593	8,464
Total commercial loans	481,327	351	1,025	944	8,548
Total gross loans receivable, excluding deferred loan fees	$ 2,212,485	$ 2,989	$ 34,193	$ 9,077	$ 84,564

At September 30, 2020, the Company had loans of $25.2 million, or 1.15% of total loans, adversely classified ($24.3 million classified “substandard”; $920,000 classified “doubtful”), as compared to loans of $24.5 million, or 1.13% of total loans, adversely classified ($23.6 million classified “substandard”; $888,000 classified “doubtful”) at June 30, 2020, and $25.8 million, or 1.36% of total  loans, adversely classified ($25.8 million classified “substandard”; none classified “doubtful”) at September 30, 2019. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $7.9 million at September 30, 2020. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $6.4 million at June 30, 2020, to $6.9 million at September 30, 2020. Total past due loans were $9.9 million at September 30, 2019.

In connection with the adoption of ASU 2016-13, the Company also revised its analysis of its unused lines of credit and recorded a one-time cumulative effect adjustment to the allowance for off-balance sheet exposures totaling $268,000, offset by a reduction to retained earnings, net of deferred taxes, of $209,000. For the three-month period ended September 30, 2020, the allowance for off-balance sheet exposures increased by an additional $226,000, funded by a charge to provision for off-balance sheet credit exposures (non-interest expense), primarily due to an increase in unused lines of credit. At September 30, 2020, approximately $2.5 million was accrued within other liabilities related to off-balance sheet credit exposures.

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

(dollars in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Nonaccruing loans:
Residential real estate	$ 4,339	$ 4,010	$ 5,286
Construction	-	-	-
Commercial real estate	3,052	3,106	6,968
Consumer	255	196	179
Commercial business	1,129	1,345	1,588
Total	8,775	8,657	14,021

Loans 90 days past due accruing interest:
Residential real estate	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	-	-	-
Commercial business	-	-	-
Total	-	-	-

Total nonperforming loans	8,775	8,657	14,021

Foreclosed assets held for sale:
Real estate owned	2,466	2,561	3,820
Other nonperforming assets	9	9	71
Total nonperforming assets	$ 11,250	$ 11,227	$ 17,912

At September 30, 2020, TDRs totaled $12.7 million, of which $4.5 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $8.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2020, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2020, TDRs totaled $11.2 million, of which $2.6 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $8.6 million in TDRs at June 30, 2020, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2020, nonperforming assets totaled $11.3 million, as compared to $11.2 million at June 30, 2020, and $17.9 million at September 30, 2019. The decrease in nonperforming assets from one year earlier was attributable primarily to a decrease in nonaccrual loans, as the Company resolved some nonaccrual loans which had been acquired in the Gideon Acquisition.

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

At September 30, 2020, the Company had outstanding commitments and approvals to extend credit of approximately $451.9 million (including $314.9 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2020, the Bank had pledged $910.8 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $411.4 million, of which $86.0 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.1 billion, subject to available collateral. Also, at September 30, 2020, the Bank had pledged a total of $276.2 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $203.2 million in primary credit borrowings from the Federal Reserve’s discount window. The Company has continued to monitor the availability of the Federal Reserve’s PPP Lending Facility (PPPLF), but has not utilized it to date, given our improved liquidity position and the lack of attractive alternative investment options. Currently, the Company expects to process forgiveness applications for the majority of our $133.7 million in outstanding PPP loans in the next several months, and will then assess the regulatory capital and liquidity considerations of the potential use of the PPPLF for any balances not forgiven and expected to remain outstanding to maturity, which, in most instances, is two years from the date of origination. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30 and June 30, 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules to provide temporary relief to community banking organizations, and adopted the final rule with no changes in October 2020. Under the rules, the CBLR requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

In August 2020, the Federal banking agencies adopted a final rule updating a December 2018 rule regarding the impact on regulatory capital of adoption of the CECL standard. The rule now allows institutions which adopt the CECL standard in 2020 a five-year transition period to recognize the estimated impact of adoption on regulatory capital. The Company and the Bank have elected to exercise their option to recognize the impact of adoption over the five-year period.

As of September 30, 2020, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$ 280,912	13.14%	$ 171,060	8.00%	n/a	n/a
Southern Bank	279,546	13.20%	169,459	8.00%	211,824	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	254,419	11.90%	128,295	6.00%	n/a	n/a
Southern Bank	253,053	11.95%	127,094	6.00%	169,459	8.00%
Tier I Capital (to Average Assets)
Consolidated	254,419	10.07%	101,104	4.00%	n/a	n/a
Southern Bank	253,053	10.00%	101,239	4.00%	126,549	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	239,251	11.19%	96,221	4.50%	n/a	n/a
Southern Bank	253,053	11.95%	95,321	4.50%	137,685	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$ 278,924	13.17%	$ 169,473	8.00%	n/a	n/a
Southern Bank	271,137	12.88%	168,355	8.00%	210,444	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	252,609	11.92%	127,105	6.00%	n/a	n/a
Southern Bank	244,822	11.63%	126,266	6.00%	168,355	8.00%
Tier I Capital (to Average Assets)
Consolidated	252,609	9.95%	101,528	4.00%	n/a	n/a
Southern Bank	244,822	9.66%	101,370	4.00%	126,713	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	237,467	11.21%	95,328	4.50%	n/a	n/a
Southern Bank	244,822	11.63%	94,700	4.50%	136,789	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2021, fixed rate 1- to 4-family residential loan production totaled $83.3 million, as compared to $27.9 million during the same period of the prior fiscal year. At September 30, 2020, the fixed rate residential loan portfolio was $279.3 million with a weighted average maturity of 169 months, as compared to $178.5 million at September 30, 2019, with a weighted average maturity of 104 months. The Company originated $7.0 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2020, as compared to $5.3 million during the same period of the prior fiscal year. At September 30, 2020, fixed rate loans with remaining maturities in excess of 10 years totaled $152.7 million, or 7.1% of net loans receivable, as compared to $51.2 million, or 2.7% of net loans receivable at September 30, 2019. The Company originated $52.7 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2020, as compared to $47.8 million during the same period of the prior fiscal year.  The Company also originated $19.3 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2020, as compared to $10.7 million during the same period of the prior fiscal year. At September 30, 2020, adjustable-rate home equity lines of credit decreased to $42.5 million, as compared to $44.7 million at September 30, 2019. At September 30, 2020, the Company’s investment portfolio had an expected weighted-average life of 3.2 years, compared to 3.6 years at September 30, 2019. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2020, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 246,235	$ (26,939)	-10%	10.27%	-0.39%
+200 bp	262,036	(11,138)	-4%	10.69%	0.03%
+100 bp	277,210	4,036	1%	11.06%	0.40%
0 bp	273,174	-	-	10.66%	0.00%
-100 bp	283,146	9,973	4%	10.96%	0.30%
-200 bp	290,110	16,936	6%	11.20%	0.54%
-300 bp	294,887	21,713	8%	11.36%	0.69%

June 30, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 238,832	$ (16,824)	-7%	9.99%	-0.07%
+200 bp	251,461	(4,196)	-2%	10.31%	0.25%
+100 bp	262,302	6,645	3%	10.53%	0.47%
0 bp	255,657	-	-	10.06%	0.00%
-100 bp	268,902	13,245	5%	10.49%	0.43%
-200 bp	277,452	21,795	9%	10.79%	0.73%
-300 bp	283,773	28,116	11%	11.01%	0.95%

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

Management cannot predict future interest rates or their effect on the Bank’s net present value (“NPV”) in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2020 thru 7/31/2020	-	$ -	-	232,051
8/1/2020 thru 8/31/2020	-	-	-	232,051
9/1/2020 thru 9/30/2020	-	-	-	232,051
Total	-	$ -	-	232,051

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

		(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	6.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2020 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020)

10.2	Director Fee Arrangements for 2020 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020)
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101

Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2020	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)