Form 10-Q
period 2020-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2021-02-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 5, 2021
Common Stock, Par Value $.01	9,003,443 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND JUNE 30, 2020

(dollars in thousands)	December 31, 2020	June 30, 2020
	(unaudited)

Assets
Cash and cash equivalents	$149,520	$54,245
Interest-bearing time deposits	976	974
Available for sale securities	181,146	176,524
Stock in FHLB of Des Moines	5,987	6,390
Stock in Federal Reserve Bank of St. Louis	5,017	4,363
Loans receivable, net of allowance for credit losses of $35,471 and $25,139 at December 31, 2020 and June 30, 2020, respectively	2,121,399	2,141,929
Accrued interest receivable	12,377	12,116
Premises and equipment, net	63,970	65,106
Bank owned life insurance – cash surrender value	43,268	43,363
Goodwill	14,089	14,089
Other intangible assets, net	7,364	7,700
Prepaid expenses and other assets	17,885	15,358
Total assets	$2,622,998	$2,542,157

Liabilities and Stockholders' Equity
Deposits	$2,265,087	$2,184,847
Advances from FHLB	63,286	70,024
Accounts payable and other liabilities	10,637	12,151
Accrued interest payable	1,106	1,646
Subordinated debt	15,193	15,142
Total liabilities	2,355,309	2,283,810

Common stock, $.01 par value; 25,000,000 shares authorized; 9,343,974 and 9,345,339 shares issued at December 31, 2020 and June 30, 2020, respectively	93	93
Additional paid-in capital	95,109	95,035
Retained earnings	177,861	165,709
Treasury stock of 308,742 and 217,949 shares at December 31, 2020 and June 30, 2020, respectively, at cost	(9,575)	(6,937)
Accumulated other comprehensive income	4,201	4,447
Total stockholders' equity	267,689	258,347
Total liabilities and stockholders' equity	$2,622,998	$2,542,157

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2020 AND 2019 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2020	2019	2020	2019

INTEREST INCOME:
Loans	$26,826	$25,421	$52,732	$51,060
Investment securities	519	503	1,009	1,023
Mortgage-backed securities	478	691	1,012	1,408
Other interest-earning assets	48	31	89	77
Total interest income	27,871	26,646	54,842	53,568
INTEREST EXPENSE:
Deposits	3,863	6,448	8,253	13,026
Advances from FHLB	347	573	727	1,095
Note payable	—	34	—	71
Subordinated debt	134	214	271	439
Total interest expense	4,344	7,269	9,251	14,631
NET INTEREST INCOME	23,527	19,377	45,591	38,937
PROVISION FOR CREDIT LOSSES	612	388	1,385	1,284
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,915	18,989	44,206	37,653
NONINTEREST INCOME:
Deposit account charges and related fees	1,360	1,632	2,699	3,055
Bank card interchange income	836	650	1,666	1,401
Loan late charges	138	121	280	267
Loan servicing fees	368	103	678	233
Other loan fees	305	354	632	597
Net realized gains on sale of loans	1,390	203	2,596	476
Earnings on bank owned life insurance	974	253	1,254	507
Other income	349	357	856	626
Total noninterest income	5,720	3,673	10,661	7,162
NONINTEREST EXPENSE:
Compensation and benefits	7,545	6,993	15,265	14,118
Occupancy and equipment, net	1,866	1,769	3,837	3,621
Data processing expense	1,175	1,052	2,237	1,937
Telecommunications expense	308	320	622	641
Deposit insurance premiums	218	—	419	—
Legal and professional fees	236	239	434	422
Advertising	219	283	449	593
Postage and office supplies	195	178	388	361
Intangible amortization	338	441	718	882
Foreclosed property expenses/losses	38	25	88	73
Provision for off balance sheet credit exposure	388	362	615	216
Other operating expense	908	1,362	1,862	2,510
Total noninterest expense	13,434	13,024	26,934	25,374
INCOME BEFORE INCOME TAXES	15,201	9,638	27,933	19,441
INCOME TAXES	3,153	1,921	5,900	3,896
NET INCOME	$12,048	$7,717	$22,033	$15,545

Basic earnings per common share	$1.33	$0.84	$2.42	$1.69
Diluted earnings per common share	$1.32	$0.84	$2.42	$1.68
Dividends per common share	$0.15	$0.15	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2020 AND 2019 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2020	2019	2020	2019

Net income	$12,048	$7,717	$22,033	$15,545
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(493)	247	(315)	513
Tax benefit (expense)	108	(54)	69	(113)
Total other comprehensive income (loss)	(385)	193	(246)	400
Comprehensive income	$11,663	$7,910	$21,787	$15,945

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2020 AND 2019 (Unaudited)

	For the three- and six- month periods ended December 31, 2020
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF SEPTEMBER 30, 2020	$93	$95,058	$167,175	$(6,937)	$4,586	$259,975

Net Income			12,048			12,048
Change in unrealized gain on available for sale securities					(385)	(385)
Dividends paid on common stock ($.15 per share)			(1,362)			(1,362)
Stock option expense		51				51
Treasury stock purchased				(2,638)		(2,638)
BALANCE AS OF DECEMBER 31, 2020	$93	$95,109	$177,861	$(9,575)	$4,201	$267,689

BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			22,033			22,033
Change in unrealized gain on available for sale securities					(246)	(246)
Dividends paid on common stock ($.30 per share)			(2,730)			(2,730)
Stock option expense		74				74
Treasury stock purchased				(2,638)		(2,638)
BALANCE AS OF DECEMBER 31, 2020	$93	$95,109	$177,861	$(9,575)	$4,201	$267,689

	For the three- and six- month period ended December 31, 2019
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF SEPTEMBER 30, 2019	$93	$94,572	$150,123	$(3,980)	$1,454	$242,262

Net Income			7,717			7,717
Change in unrealized gain on available for sale securities					193	193
Dividends paid on common stock ($.15 per share)			(1,381)			(1,381)
Stock option expense		14				14
Stock grant expense		32				32
Exercise of stock options		32				32
BALANCE AS OF DECEMBER 31, 2019	$93	$94,650	$156,459	$(3,980)	$1,647	$248,869

BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income			15,545			15,545
Change in unrealized gain on available for sale securities					400	400
Dividends paid on common stock ($.30 per share)			(2,763)			(2,763)
Stock option expense		31				31
Stock grant expense		46				46
Exercise of stock options		32				32
Treasury stock purchased				(2,814)		(2,814)
BALANCE AS OF DECEMBER 31, 2019	$93	$94,650	$156,459	$(3,980)	$1,647	$248,869

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2020 AND 2019 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2020	2019

Cash Flows From Operating Activities:
Net Income	$22,033	$15,545
Items not requiring (providing) cash:
Depreciation	2,018	1,870
Loss on disposal of fixed assets	27	331
Stock option and stock grant expense	74	109
Loss (gain) on sale/write-down of REO	23	(47)
Amortization of intangible assets	718	882
Accretion of purchase accounting adjustments	(709)	(919)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,254)	(507)
Provision for credit losses	1,385	1,284
Net amortization of premiums and discounts on securities	914	594
Originations of loans held for sale	(98,827)	(17,504)
Proceeds from sales of loans held for sale	98,233	17,696
Gain on sales of loans held for sale	(2,596)	(476)
Changes in:
Accrued interest receivable	(261)	(1,103)
Prepaid expenses and other assets	2,265	(781)
Accounts payable and other liabilities	(3,629)	853
Deferred income taxes	28	13
Accrued interest payable	(540)	(174)
Net cash provided by operating activities	19,902	17,666
Cash flows from investing activities:
Net decrease (increase) in loans	13,239	(77,289)
Net change in interest-bearing deposits	(4)	(2)
Proceeds from maturities of available for sale securities	29,826	21,740
Net redemptions of Federal Home Loan Bank stock	403	—
Net purchases of Federal Reserve Bank of St. Louis stock	(654)	(2,939)
Purchases of available-for-sale securities	(35,674)	(32,130)
Purchases of premises and equipment	(1,020)	(2,647)
Investments in state & federal tax credits	(1,051)	(599)
Proceeds from sale of fixed assets	72	155
Proceeds from sale of foreclosed assets	766	999
Proceeds from BOLI claims	1,351	—
Net cash provided by (used in) investing activities	7,254	(92,712)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	132,558	37,571
Net decrease in certificates of deposits	(52,297)	(16,605)
Net decrease in securities sold under agreements to repurchase	—	(4,376)
Proceeds from Federal Home Loan Bank advances	110,100	313,850
Repayments of Federal Home Loan Bank advances	(116,874)	(244,174)
Purchase of treasury stock	(2,638)	(2,814)
Dividends paid on common stock	(2,730)	(2,763)
Net cash provided by financing activities	68,119	80,689
Increase in cash and cash equivalents	95,275	5,643
Cash and cash equivalents at beginning of period	54,245	35,400
Cash and cash equivalents at end of period	$149,520	$41,043
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$607	$365
Conversion of loans to repossessed assets	363	59
Right of use assets obtained in exchange for lease obligations: Operating Leases	—	1,996
Cash paid during the period for:
Interest (net of interest credited)	$1,510	$2,223
Income taxes	6,776	711

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2020, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2020 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At December 31, 2020, assets of the REIT were approximately $916 million, and consisted primarily of real estate loan participations acquired from the Bank.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at June 30, 2020. Effective July 1, 2020 through December 31, 2020, the significant accounting policy which was considered to be the most critical in preparing the Company’s consolidated financial statements is the determination of the allowance for credit losses (“ACL”) on loans.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $100 million and $7 million at December 31 and June 30, 2020, respectively. The deposits are held in various commercial banks with a total of $291,000 and $319,000 exceeding the FDIC’s deposit insurance limits at December 31 and June 30, 2020, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2020, and June 30, 2020.

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

Loans. Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. The Company complies with regulatory guidance which indicates that loans should be placed on nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At December 31, 2020, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30 or December 31, 2020. See further disclosure in Note 4: Loans and Allowance for Credit Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2020, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the decline in the market value of the Company’s common stock, relative to peers; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there continues to be no impairment of goodwill at December 31, 2020.

Intangible Assets. The Company’s intangible assets at December 31, 2020 included gross core deposit intangibles of $15.3 million with $9.4 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.5 million. At June 30, 2020, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $8.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.1 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $677,000 in the remainder of fiscal 2021, $1.4 million in fiscal 2022 through fiscal 2024, $807,000 in fiscal 2025, and $328,000 thereafter. As of June 30, 2020, there was no impairment indicated, and the Company believes there continues to be no impairment of other intangible assets at December 31, 2020.

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

The Company files consolidated income tax returns with its subsidiaries, the Bank and SB Real Estate Investments, LLC, with a tax year ended June 30. Southern Bank Real Estate Investments, LLC files a separate REIT return for federal tax purposes, and also files state income tax returns with a tax year ended December 31.

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

The following table illustrates the impact of adoption of ASU 2016-13:

	July 1, 2020
	As reported	As reported	Impact of
	under	prior to	adoption
(dollars in thousands)	ASU 2016-13	ASU 2016-13	ASU 2016-13

Loans receivable	$2,142,363	$2,141,929	$434
Allowance for credit losses on loans:
Real Estate Loans:
Residential	8,396	4,875	3,521
Construction	1,889	2,010	(121)
Commercial	15,988	12,132	3,856
Consumer loans	2,247	1,182	1,065
Commercial loans	5,952	4,940	1,012
Total allowance for credit losses on loans	$34,472	$25,139	$9,333
Total allowance for credit losses on off-balance sheet credit exposures	$2,227	$1,959	$268

The above table includes the impact of ASU 2016-13 adoption for PCD assets previously classified as PCI. The change in the ACL includes $434,000 attributable to residential and commercial real estate loans, and the amortized cost basis of loans receivable was increased for those loans by that total amount.

In March 2020, the CARES Act was signed into law, creating a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The Company has elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of December 31, 2019, and (3) execution between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or December 31, 2020. The 2021 Consolidated Appropriations Act, signed into law in December 2020, extended the window during which loans may be modified without classification as TDRs under ASC Subtopic 310-40, to the earlier of January 1, 2022, or 60 days following the termination of the declared National Emergency.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2020
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Investment and mortgage backed securities:
State and political subdivisions	$46,785	$1,689	$—	$—	$48,474
Other securities	15,376	267	(334)	—	15,309
Mortgage-backed GSE residential	113,553	3,868	(58)	—	117,363
Total investments and mortgage-backed securities	$175,714	$5,824	$(392)	$—	$181,146

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
State and political subdivisions	$40,486	$1,502	$—	$41,988
Other securities	7,919	48	(343)	7,624
Mortgage-backed GSE residential	122,375	4,576	(39)	126,912
Total investment and mortgage-backed securities	$170,780	$6,126	$(382)	$176,524

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2020
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,347	$1,367
After one year but less than five years	11,055	11,230
After five years but less than ten years	23,718	24,326
After ten years	26,041	26,860
Total investment securities	62,161	63,783
Mortgage-backed securities	113,553	117,363
Total investment and mortgage-backed securities	$175,714	$181,146

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $150.3 million at December 31, 2020 and $156.1 million at June 30, 2020. The securities pledged consist of marketable securities, including $85.5 million and $82.0 million of Mortgage-Backed Securities, $28.9 million and $41.9 million of Collateralized Mortgage Obligations, $34.9 million and $32.0 million of State and Political Subdivisions Obligations, and $1.0 million and $200,000 of Other Securities at December 31 and June 30, 2020, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at December 31 and June 30, 2020:

	December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Other securities	$2,023	$36	$771	$298	$2,794	$334
Mortgage-backed securities	11,656	58	—	—	11,656	58
Total investment and mortgage-backed securities	$13,679	$94	$771	$298	$14,450	$392

	June 30, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Other securities	$995	$5	$643	$338	$1,638	$343
Mortgage-backed securities	9,037	39	—	—	9,037	39
Total investments and mortgage-backed securities	$10,032	$44	$643	$338	$10,675	$382

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

Other securities. At December 31, 2020 there were two pooled trust preferred securities with an estimated fair value of $680,000 and unrealized losses of $296,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The December 31, 2020, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.6 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since the Company’s purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. The Company's cash flow analysis indicates that cash interest payments are expected to continue for both securities. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe any other individual unrealized loss as of December 31, 2020, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the three- and six- month periods ended December 31, 2020 and 2019.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2020	June 30, 2020
Real Estate Loans:
Residential	$636,690	$627,357
Construction	202,009	185,924
Commercial	902,564	887,419
Consumer loans	79,590	80,767
Commercial loans	427,345	468,448
	2,248,198	2,249,915
Loans in process	(89,015)	(78,452)
Deferred loan fees, net	(2,313)	(4,395)
Allowance for credit losses	(35,471)	(25,139)
Total loans	$2,121,399	$2,141,929

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At December 31, 2020 the Company had purchased participations in 21 loans totaling $66.0 million, as compared to 23 loans totaling $58.2 million at June 30, 2020.

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within our primary market area. The majority of the multi-family residential loans that are originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand, rental rates, and vacancies, as well as collateral values and borrower leverage.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At December 31, 2020, construction loans outstanding included 51 loans, totaling $28.5 million, for which a modification had been agreed to. At June 30, 2020, construction loans outstanding included 77 loans, totaling $48.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs). Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at December 31, 2020.

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

Allowance for Credit Losses. The provision for credit losses for the three- and six- month periods ended December 31, 2020, was $612,000, and $1.4 million, respectively, compared to $388,000 and $1.3 million in the same periods of the prior fiscal year. The charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at December 31, 2020, and as of that date the Company’s ACL was $35.5 million. Relatively unchanged provisioning was attributed primarily to continued uncertainty regarding the economic environment resulting from the COVID-19 pandemic and the potential impact on the Company’s borrowers, partially offset by moderated growth in unguaranteed loan balances, along with relatively consistent levels of net charge offs, adversely classified credits, and nonperforming loans. The Company assesses that the outlook remains relatively unchanged as compared to the year ended June 30, 2020. However, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Specifically, management considered:

●	trailing measures of national and state unemployment, which continued to increase in the most recent quarter. This is assessed to be an elevated and increasing risk factor;
●	trailing measures of GDP growth, which continued to improve in the most recent quarter, but over the lookback period remains very low by historical standards. This is considered to be an elevated and stable to declining risk factor;
●	projected GDP growth, which moderated in the most recent quarter, while remaining relatively high by historical standards. This is considered to be a low and stable risk factor;
●	the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure remains elevated, but moderated in the most recent quarter, and is considered to be an elevated and stable risk factor;

●	levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, but management considers the measure to currently be under-reported due to the availability of modifications under the CARES Act. This is considered to be an elevated and uncertain risk factor;
●	levels and trends of the Company’s watch list loan totals, which have increased in recent periods. This risk factor is considered to be elevated and uncertain; and
●	the experience, ability, and depth of lending management and staff. This risk factor is considered to be elevated and stable.

Additionally, management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels, when making qualitative factor adjustments and assessing the level and trends in delinquencies and watch list loan totals. To date, various relief efforts, notably including the availability of forgivable Paycheck Protection Program (PPP) loans to borrowers and deferrals or modifications available as encouraged by banking regulatory authorities and the CARES Act, have resulted in limited impact on the Company’s credit quality indicators, as is true of the industry generally. It is possible that the ongoing adverse effects of the pandemic may not be offset by future relief efforts, which could cause the outlook for economic conditions and levels and trends of past-due loans to significantly worsen, and require additions to the ACL.

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of December 31 and June 30, 2020, and activity in the ACL and ALLL for the three- and six- month periods ended December 31, 2020 and 2019:

	At period end and for the six months ended December 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period prior to adoption of CECL	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	2,112	498	(750)	(823)	348	1,385
Losses charged off	(110)	—	—	(72)	(234)	(416)
Recoveries	—	—	1	10	19	30
Balance, end of period	$10,398	$2,387	$15,239	$1,362	$6,085	$35,471
Ending Balance: individually evaluated for impairment	$232	$—	$—	$—	$—	$232
Ending Balance: collectively evaluated for impairment	$10,166	$2,387	$15,239	$1,362	$6,085	$35,239
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending Balance: individually evaluated for impairment	$904	$—	$—	$—	$—	$904
Ending Balance: collectively evaluated for impairment	$635,760	$112,037	$891,311	$79,590	$424,169	$2,142,867
Ending Balance: loans acquired with deteriorated credit quality	$26	$957	$11,253	$—	$3,176	$15,412

	For the three months ended December 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$8,629	$1,892	$16,050	$2,305	$6,208	$35,084
Provision charged to expense	1,859	495	(811)	(882)	(49)	612
Losses charged off	(90)	—	—	(67)	(89)	(246)
Recoveries	—	—	—	6	15	21
Balance, end of period	$10,398	$2,387	$15,239	$1,362	$6,085	$35,471

	At period end and for the six months ended December 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	160	292	413	92	327	1,284
Losses charged off	(172)	—	—	(97)	(147)	(416)
Recoveries	18	—	15	9	1	43
Balance, end of period	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	For the three months ended December 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,572	$1,539	$9,789	$1,074	$4,736	$20,710
Provision charged to expense	294	118	37	(4)	(57)	388
Losses charged off	(172)	—	—	(26)	(112)	(310)
Recoveries	18	—	1	6	1	26
Balance, end of period	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814

	At June 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$626,085	$106,194	$872,716	$80,767	$463,902	$2,149,664
Ending Balance: loans acquired with deteriorated credit quality	$1,272	$1,278	$14,703	$—	$4,546	$21,799

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of December 31, 2020. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
	2021	2020	2019	2018	2017	Prior	loans	Total
Residential Real Estate
Pass	$177,544	$217,239	$46,353	$43,929	$31,359	$96,805	$5,156	$618,385
Watch	125	121	10,997	—	96	825	—	12,164
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,714	145	226	54	57	913	—	6,109
Doubtful	—	—	—	—	—	32	—	32
Total Residential Real Estate	$182,383	$217,505	$57,576	$43,983	$31,512	$98,575	$5,156	$636,690

Construction Real Estate
Pass	$54,966	$50,216	$7,812	$—	$—	$—	$—	$112,994
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$54,966	$50,216	$7,812	$—	$—	$—	$—	$112,994

Commercial Real Estate
Pass	$158,927	$198,979	$128,221	$138,403	$81,442	$106,507	$31,017	$843,496
Watch	4,025	10,580	9,541	7,028	14,245	43	891	46,353
Special Mention	—	—	—	—	—	—	—	—
Substandard	5,849	4,187	559	134	53	1,045	—	11,827
Doubtful	—	—	888	—	—	—	—	888
Total Commercial Real Estate	$168,801	$213,746	$139,209	$145,565	$95,740	$107,595	$31,908	$902,564

Consumer
Pass	$13,996	$13,610	$5,987	$2,040	$1,025	$733	$41,990	$79,381
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	51	15	—	37	—	7	99	209
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$14,047	$13,625	$5,987	$2,077	$1,025	$740	$42,089	$79,590

Commercial
Pass	$89,745	$154,004	$26,743	$11,048	$9,469	$11,667	$116,649	$419,325
Watch	1,008	124	64	—	—	—	1,069	2,265
Special Mention	—	—	—	—	—	—	—	—
Substandard	136	1,574	1,575	10	180	5	2,275	5,755
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$90,889	$155,702	$28,382	$11,058	$9,649	$11,672	$119,993	$427,345

Total Loans
Pass	$495,178	$634,048	$215,116	$195,420	$123,295	$215,712	$194,812	$2,073,581
Watch	5,158	10,825	20,602	7,028	14,341	868	1,960	60,782
Special Mention	—	—	—	—	—	—	—	—
Substandard	10,750	5,921	2,360	235	290	1,970	2,374	23,900
Doubtful	—	—	888	—	—	32	—	920
Total	$511,086	$650,794	$238,966	$202,683	$137,926	$218,582	$199,146	$2,159,183

At December 31, 2020, PCD loans comprised $3.2 million of credits rated “Pass”; $7.8 million of credits rated “Watch”; none rated “Special Mention”; $5.2 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2020. These tables include PCD and PCI loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2020
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$383	$944	$1,298	$2,625	$634,065	$636,690	$—
Construction	—	—	—	—	112,994	112,994	—
Commercial	923	880	616	2,419	900,145	902,564	—
Consumer loans	486	152	227	865	78,725	79,590	—
Commercial loans	1,269	83	394	1,746	425,599	427,345	—
Total loans	$3,061	$2,059	$2,535	$7,655	$2,151,528	$2,159,183	$—

	June 30, 2020
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$772	$378	$654	$1,804	$625,553	$627,357	$—
Construction	—	—	—	—	107,472	107,472	—
Commercial	641	327	1,073	2,041	885,378	887,419	—
Consumer loans	180	53	193	426	80,341	80,767	—
Commercial loans	93	1,219	810	2,122	466,326	468,448	—
Total loans	$1,686	$1,977	$2,730	$6,393	$2,165,070	$2,171,463	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at December 31, 2020, included $40.3 million in loans reported as current in the above table, none of which were past due. Loans with such modifications in effect at June 30, 2020, included $380.1 million in loans reported as current in the above table, while an additional $29,000 of consumer loans and $1,000 in residential real estate loans with such modifications were reported as 30-59 days past due, and $66,000 of commercial loans with such modifications were reported as 60-89 days past due at such date.

At December 31, and June 30, 2020 there were no PCD or PCI loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at December 31, 2020:

	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$904	$232
Total loans	$904	$232

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

	June 30, 2020
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,047	$—
Construction real estate	1,277	1,312	—
Commercial real estate	19,271	23,676	—
Consumer loans	—	—	—
Commercial loans	5,040	6,065	—
Loans with a specific valuation allowance:
Residential real estate	$—	$—	$—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Consumer loans	—	—	—
Commercial loans	—	—	—
Total:
Residential real estate	$3,811	$4,047	$—
Construction real estate	$1,277	$1,312	$—
Commercial real estate	$19,271	$23,676	$—
Consumer loans	$—	$—	$—
Commercial loans	$5,040	$6,065	$—

At June 30, 2020, PCI loans comprised $21.8 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2019
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$1,482	$22
Construction Real Estate	1,300	36
Commercial Real Estate	15,756	340
Consumer Loans	—	—
Commercial Loans	5,760	121
Total Loans	$24,298	$519

	For the six-month period ended
	December 31, 2019
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$1,549	$45
Construction Real Estate	1,302	84
Commercial Real Estate	16,958	675
Consumer Loans	—	—
Commercial Loans	5,904	214
Total Loans	$25,713	$1,018

Interest income on impaired loans recognized on a cash basis in the three- and six- month periods ended December 31, 2019, was immaterial. For the three- and six- month periods ended December 31, 2019, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $79,000 and $163,000.

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at December 31 and June 30, 2020. The table excludes performing TDRs.

(dollars in thousands)	December 31, 2020	June 30, 2020
Residential real estate	$4,140	$4,010
Construction real estate	—	—
Commercial real estate	2,841	3,106
Consumer loans	227	196
Commercial loans	1,122	1,345
Total loans	$8,330	$8,657

At December 31, 2020, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and six- month periods ended December 31, 2020 and 2019, was immaterial.

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

During the six- month period ended December 31, 2020, certain loans modified were classified as TDRs. During the three- month periods ended December 31, 2020, and the three- and six- month periods ended December 31, 2019, there were no loans modified as TDRs. They are shown, segregated by class, in the table below:

For the three-month periods ended
	December 31, 2020		December 31, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	—	$—
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	—	—	—	—
Total	—	$—	—	$—

	For the six-month periods ended
	December 31, 2020		December 31, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$96	—	$—
Construction real estate	—	—	—	—
Commercial real estate	2	1,798	—	—
Consumer loans	—	—	—	—
Commercial loans	1	33	—	—
Total	4	$1,927	—	$—

Performing loans classified as TDRs and outstanding at December 31 and June 30, 2020, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2020		June 30, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	3	$1,014	3	$791
Construction real estate	—	—	—	—
Commercial real estate	7	3,907	10	4,544
Consumer loans	—	—	—	—
Commercial loans	8	2,976	7	3,245
Total	18	$7,897	20	$8,580

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, and June 30, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $695,000 and $563,000, respectively. In addition, as of December 31, and June 30, 2020, the Company had residential mortgage loans and home equity loans with a carrying value of $610,000 and $435,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

The carrying amount of $21.8 million in PCI loans was included in the balance sheet amount of loans receivable at June 30, 2020, with no associated ACL. In accordance with ASU 2016-13, the Company did not reassess whether the PCI loans met the criteria of PCD loans as of the adoption date. The amortized cost of the PCD loans were adjusted to reflect the addition of $434,000 to the ACL. PCD loans receivable, net of ACL, totaling $16.3 million were included in the balance sheet amount of loans receivable at December 31, 2020.

During the three- and six-month periods ended December 31, 2020, and during the same periods of the prior fiscal year, the Company had no increases to the ALLL or ACL by a charge to the income statement related to PCI or PCD loans. During the three- and six-month periods ended December 31, 2020, an ACL of $209,000 related to these loans was reversed, while no ALLL related to these loans was reversed during the same periods of the prior fiscal year.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2020	June 30, 2020
Land	$12,480	$12,585
Buildings and improvements	56,789	56,039
Construction in progress	248	435
Furniture, fixtures, equipment and software	18,471	18,109
Automobiles	120	120
Operating leases ROU asset	1,926	1,965
	90,034	89,253
Less accumulated depreciation	26,064	24,147
	$63,970	$65,106

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

	December 31, 2020	June 30, 2020
Consolidated Balance Sheet
Operating leases right of use asset	$1,926	$1,965
Operating leases liability	$1,926	$1,965

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$63	$52	$135	$109
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$39	$126	$78
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$—	$2,004

At December 31, 2020, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2021	$134
2022	243
2023	243
2024	243
2025	242
Thereafter	2,229
Future lease payments expected	$3,334

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and six- month periods ended December 31, 2020, income recognized from these lessor agreements was $81,000 and $156,000, respectively. For the three- and six- month periods ended December 31, 2019, income recognized from these lessor agreements was $80,000 and $162,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2020	June 30, 2020
Non-interest bearing accounts	$337,736	$316,048
NOW accounts	868,456	781,937
Money market deposit accounts	238,333	231,162
Savings accounts	198,388	181,229
Certificates	622,174	674,471
Total Deposit Accounts	$2,265,087	$2,184,847

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019

(dollars in thousands except per share data)
Net income	$12,048	$7,717	$22,033	$15,545
Less: distributed earnings allocated to participating securities	(4)	—	(8)	—
Less: undistributed earnings allocated to participating securities	(30)	—	(56)	—
Net income available to common shareholders	$12,014	$7,717	$21,969	$15,545

Weighted-average common shares outstanding, including participating securities	9,089,735	9,232,257	9,108,301	9,232,257
Less: weighted-average participating securities outstanding (restricted shares)	(25,410)	—	(26,335)	—
Weighted-average basic common shares outstanding	9,064,325	9,232,257	9,081,966	9,232,257
Add: effect of dilutive securities, stock options, and awards	2,909	—	2,220	—
Denominator for diluted earnings per share	9,067,234	9,232,257	9,084,186	9,232,257

Basic earnings per share available to common stockholders	$1.33	$0.84	$2.42	$1.69
Diluted earnings per share available to common stockholders	$1.32	$0.84	$2.42	$1.68

Options outstanding at December 31, 2020 and 2019, to purchase 50,500, and 13,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three- and six- month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three- and six- months ended December 31, 2020 and 2019, respectively.

Note 8: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2015 and before. The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Income taxes
Current	$3,139	$1,915	$5,903	$3,884
Deferred	14	6	(3)	12
Total income tax provision	$3,153	$1,921	$5,900	$3,896

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	December 31, 2020	June 30, 2020
Deferred tax assets:
Provision for losses on loans	$8,309	$5,802
Accrued compensation and benefits	607	825
NOL carry forwards acquired	123	149
Minimum Tax Credit	—	130
Unrealized loss on other real estate	170	257
Other	—	26
Total deferred tax assets	9,209	7,189

Deferred tax liabilities:
Purchase accounting adjustments	165	64
Depreciation	1,664	1,665
FHLB stock dividends	120	120
Prepaid expenses	255	259
Unrealized gain on available for sale securities	1,195	1,265
Other	39	104
Total deferred tax liabilities	3,438	3,477

Net deferred tax asset	$5,771	$3,712

As of December 31, 2020, the Company had approximately $675,000 and $119,000 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Tax at statutory rate	$3,192	$2,024	$5,866	$4,083
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(108)	(113)	(211)	(226)
State tax, net of Federal benefit	261	87	502	196
Cash surrender value of Bank-owned life insurance	(205)	(53)	(263)	(106)
Tax credit benefits	(5)	(4)	(9)	(6)
Other, net	18	(20)	15	(45)
Actual provision	$3,153	$1,921	$5,900	$3,896

For the three- and six- month periods ended December 31, 2020 and 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made a “safe harbor” matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2020; for fiscal 2021, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and six- month periods ended December 31, 2020, retirement plan expenses recognized for the Plan totaled approximately $413,000 and $869,000, respectively, as compared to $343,000 and $724,000, respectively, for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At December 31, 2020, the Debentures carries an interest rate of 2.98%. The balance of the Debentures outstanding was $7.2 million at December 31, and June 30, 2020. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2020, the current rate was 2.67%. The carrying value of the debt securities was approximately $2.7 million at December 31, and June 30, 2020.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2020, the current rate was 2.02%. The carrying value of the debt securities was approximately $5.3 million at December 31, and June 30, 2020.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $457,000 at December 31, 2020.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31 and June 30, 2020:

	Fair Value Measurements at December 31, 2020, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$48,474	$—	$48,474	$—
Other securities	15,309	—	15,309	—
Mortgage-backed GSE residential	117,363	—	117,363	—

	Fair Value Measurements at June 30, 2020, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$41,988	$—	$41,988	$—
Other securities	7,624	—	7,624	—
Mortgage-backed GSE residential	126,912	—	126,912	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, and June 30, 2020:

Fair Value Measurements at December 31, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$607	$—	$—	$607

Fair Value Measurements at June 30, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$2,211	$—	$—	$2,211

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended December 31, 2020 and 2019:

	For the three months ended
(dollars in thousands)	December 31, 2020	December 31, 2019
Foreclosed and repossessed assets held for sale	$(24)	$(96)
Total losses on assets measured on a non-recurring basis	$(24)	$(96)

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

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	December 31, 2020	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$607	Third party appraisal	Marketability discount	0.0% - 60.4%	21.8%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2020	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,211	Third party appraisal	Marketability discount	8.0% - 56.9%	15.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31, and June 30, 2020.

	December 31, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$149,520	$149,520	$—	$—
Interest-bearing time deposits	976	—	976	—
Stock in FHLB	5,987	—	5,987	—
Stock in Federal Reserve Bank of St. Louis	5,017	—	5,017	—
Loans receivable, net	2,121,399	—	—	2,142,067
Accrued interest receivable	12,377	—	12,377	—
Financial liabilities
Deposits	2,265,087	1,642,913	—	625,697
Advances from FHLB	63,286	—	64,992	—
Accrued interest payable	1,106	—	1,106	—
Subordinated debt	15,193	—	—	13,849
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$54,245	$54,245	$—	$—
Interest-bearing time deposits	974	—	974	—
Stock in FHLB	6,390	—	6,390	—
Stock in Federal Reserve Bank of St. Louis	4,363	—	4,363	—
Loans receivable, net	2,141,929	—	—	2,143,823
Accrued interest receivable	12,116	—	12,116	—
Financial liabilities
Deposits	2,184,847	1,508,740	—	676,816
Advances from FHLB	70,024	—	72,136	—
Accrued interest payable	1,646	—	1,646	—
Subordinated debt	15,142	—	—	11,511
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2020, the Bank operated from its headquarters, 46 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 44 of its other branch offices. The remaining four branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2020, and results of operations for the three- and six-month periods ended December 31, 2020 and 2019.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	potential adverse impacts to the economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto;

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and in real estate values;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits in our market area;
●	legislative or regulatory changes that adversely affect our business;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	the impact of technological changes; and
●	our success at managing the risks involved in the foregoing.

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

COVID-19 Pandemic Response

Southern Missouri remains committed to serving our communities in this difficult time, and to the safety of our team members and customers.

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. In a limited number of instances, some facilities have again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities. With the initial onset of the pandemic in March, and again on an ongoing basis as the number of cases and hospitalizations in our region increased over the summer months, the Company has worked to increase our telework capabilities, and we have had as many as 20% of our team members working remotely during the month of January, 2021 either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. Business travel has been limited where not considered urgent. A limited number of team members are on full or partial paid leave in accordance with provisions of the Families First Coronavirus Response Act (the FFCRA) or the CARES Act, the benefits of which the Company chose to extend through March 31, 2021, in accordance with the discretion provided in the 2021 Consolidated Appropriations Act, signed into law in December 2020. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. The Company originated approximately 1,700 loans totaling $138.6 million under the Small Business Administration’s Paycheck Protection Program (PPP) through December 31, 2020. A limited number were repaid by the borrower shortly after origination. At December 31, 2020, approximately 500 PPP loans totaling $34.7 million had received forgiveness payments from the SBA, while balances outstanding were $95.5 million at that date. Through January 31, 2021, PPP balances from the first round of lending have been reduced further by forgiveness payments of approximately $19.6 million, and the Company continued to hold approximately $75.9 million in these first round loans as of that date. The Company has begun to process borrower requests for “second-draw” PPP loans or for borrowers newly eligible for a first draw, and through January 31, 2021, we have received SBA approval for approximately 300 of these loans totaling $18.0 million, and funded approximately 100 of these loans totaling $10.3 million.

Deferrals and modifications. As of January 31, 2020, following regulatory guidance, the Company has agreements in place with borrowers to defer or modify payment arrangements for approximately 29 loans totaling $49 million, a level that is significantly reduced since June 30, 2020. These are loans that were otherwise current and performing, but anticipated difficulties in the coming months due to the pandemic response. Initially, the Company generally agreed to payment deferrals for three-month periods or interest-only modifications for six-month periods. Most borrowers have been able to return to original payment terms, but borrowers continuing to request modifications may be facing longer-term disruptions in their business operations, and the Company may agree to lengthier modifications. For more information regarding these deferrals and modifications, see discussion included at “Allowance for Credit Loss Activity.”

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

During the first six months of fiscal 2021, total assets increased by $80.8 million. The increase was primarily attributable to increased cash and cash equivalent balances, along with increased available for sale (AFS) securities, partially offset by a decrease in loans, net of the allowance for credit losses (ACL). Cash equivalents and time deposits increased by a combined $95.3 million; AFS securities increased $4.6 million; and loans, net of the ACL, decreased $20.5 million. The impact of the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), increased the ACL by $9.3 million, of which $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. Additionally, due to adoption of ASU 2016-13, the Company revised its analysis of unused lines of credit and recorded a one-time cumulative effect adjustment to the allowance for off-balance sheet exposures totaling $268,000, offset by a reduction to retained earnings, net of deferred taxes, of $209,000. Deposits increased $80.2 million and advances from the Federal Home Loan Bank (FHLB) decreased $6.7 million. Equity increased $9.3 million, attributable primarily to retention of net income, partially offset by repurchases of common shares, cash dividends paid, and the one-time cumulative effect adjustment due to the adoption of ASU 2016-13.

Net income for the first six months of fiscal 2021 was $22.0 million, an increase of $6.5 million, or 41.7% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, partially offset by increases in provision for income taxes, noninterest expense, and provision for credit losses. Diluted net income available to common shareholders was $2.42 per share for the first six months of fiscal 2021, as compared to $1.68 per share for the same period of the prior fiscal year. For the first six months of fiscal 2021, net interest income increased $6.7 million, or 17.1%; noninterest income increased $3.5 million, or 48.9%; provision for income taxes increased $2.0 million, or 51.4%; noninterest expense increased $1.6 million, or 6.1%; and provision for credit losses increased $101,000, or 7.9%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2021 remained historically low, but late in the period the steepness of the yield curve improved somewhat. At December 31, 2020, as compared to June 30, 2020, the yield on two-year treasuries dropped from 0.16% to 0.13%; the yield on five-year treasuries increased from 0.29% to 0.36%; the yield on ten-year treasuries increased from 0.66% to 0.93%; and the yield on 30-year treasuries increased from 1.41% to 1.65%. The spread between two- and ten-year treasuries was as low as 41 basis points and as high as 82 basis points, much higher than the range noted during the same quarter a year ago. The spread between three-month and 10-year treasuries was similar, and represented even more of an improvement compared to the year ago period than for that noted between two- and ten-year treasuries. As compared to the first six months of the prior fiscal year, our average yield on earning assets decreased by 57 basis points, reflecting loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, inclusion in the prior period’s results of interest income recognized upon the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in the current period, and a modest discount accretion on acquired assets recorded at fair value, partially offset by the accelerated accretion of deferred origination fees on PPP loans as we began to receive forgiveness payments from the SBA in the later part of the period. Our cost of interest-bearing liabilities decreased by 71 basis points, as the Company reduced rates offered on certificates of deposit and nonmaturity accounts, and our cost of wholesale funding moved lower with market rates. Lower market rates reflected decreases by the Federal Reserve’s Open Market Committee (FOMC), which began at a measured pace in the quarter ended September 30, 2019, and was followed by sharp reductions in March 2020, as the FOMC reacted to reduced economic activity at the outset of the COVID-19 pandemic (see “Results of Operations: Comparison of the six-month periods ended December 31, 2020 and 2019 – Net Interest Income”). While the improved slope of the yield curve is encouraging in terms of the Company’s net interest margin, the overall low level of market interest rates is concerning, as our asset yields are expected to continue to decrease, while the Company’s ability to significantly reduce its cost of funds further may be limited.

Net interest income increased $6.7 million, or 17.1%, in the first six months of the fiscal year, as compared to the same period of the prior year, as the Company saw an increase of 15% in average interest earning assets, combined with an increase of seven basis points in the net interest margin. The increase was attributable in part to the accelerated accretion of deferred origination fees on PPP loans as we began to receive forgiveness payments from the SBA in the later part of the period. This acceleration added approximately $968,000 to interest income, adding approximately eight basis points to the net interest margin. In the year ago period, the Company recognized an additional $608,000 in net interest income, contributing six basis points to the net interest margin, as a result of the resolution of nonperforming loans, without material comparable contributions in the current period. Outside of these less common contributions to net interest income, a modest reduction in the accretion of discounts on acquired loans carried at fair value resulted in limited downward pressure on the net interest margin, as benefits attributable to the accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulted in a contribution of seven basis points to the net interest margin in the current period, as compared to a contribution of ten basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, although the May 2020 acquisition of Central Federal Bancshares, Inc., (the “Central Federal Acquisition”), partially offsets that decline, as there was no comparable item in the same period a year ago. However, the impact of the Central Federal Acquisition is limited due to the relative size of the acquired portfolio. The Company generally expects this component of net interest income to decline over time.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2020, noninterest income increased $3.5 million, or 48.9%, as compared to the same period of the prior fiscal year, attributable primarily to gains realized on sales of residential loans originated for that purpose, earnings on bank-owned life insurance, servicing fees, and bank card interchange income, partially offset by decreases in deposit account service charges. Noninterest expense for the six-month period ended December 31, 2020, increased $1.6 million, or 6.1%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, deposit insurance premiums, provision for off-balance sheet credit exposure, data processing expenses, and occupancy expense, partially offset by declines in charges to amortize core deposit intangibles, advertising expense, and other expenses, including losses on the disposition of fixed assets.

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

Comparison of Financial Condition at December 31 and June 30, 2020

The Company’s consolidated balance sheet grew modestly in the first six months of fiscal 2021, with total assets of $2.6 billion at December 31, 2020, reflecting an increase of $80.8 million, or 3.2%, as compared to June 30, 2020. Growth primarily reflected increases in cash and cash equivalents and AFS securities, partially offset by a reduction in loans receivable.

Cash equivalents and time deposits were a combined $150.5 million at December 31, 2020, an increase of $95.3 million, or 172.5%, as compared to June 30, 2020, increasing primarily as a result of rapid deposit growth, along with loan repayments. AFS securities were $181.1 million at December 31, 2020, an increase of $4.6 million, or 2.6%, as compared to June 30, 2020.

Loans, net of the ACL, were $2.1 billion at December 31, 2020, a decrease of $20.5 million, or 1.0%, as compared to June 30, 2020. Gross loans decreased by $10.2 million, or 0.5%, during the first six months of the fiscal year, while the ACL at December 31, 2020, reflected an increase of $10.3 million, as compared to the balance of our allowance for loan and lease losses (ALLL) at June 30, 2020. The Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, effective as of July 1, 2020, the beginning of our 2021 fiscal year. Adoption resulted in an increase to the ACL of $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, and an increase of $434,000 related to the transition from PCI to PCD methodology, relative to the ALLL as of June 30, 2020, while provisioning in excess of net charge offs during the first quarter of fiscal 2021 increased the ACL by an additional $1.0 million, as compared to July 1, 2020. Commercial loan balances decreased primarily as a result of forgiveness of PPP loans, which declined by $36.8 million in the fiscal year to date, and by $38.2 million in the quarter ended December 31, 2020, to stand at $95.5 million. Residential real estate loans increased primarily due to growth in 1- to 4-family residential lending, and commercial real estate loans increased primarily due to loans secured by nonresidential owner-occupied property. Management expects to continue to receive significant PPP forgiveness payments in the quarter ended March 31, 2021, although these will be somewhat offset by anticipated funding of “second draw” PPP loans under the program re-opened by the SBA in January 2021. Loans anticipated to fund in the next 90 days stood at $85.1 million at December 31, 2020, as compared to $122.7 million at September 30, 2020, and $72.7 million at December 31, 2019. The pipeline figure at December 31, 2020, did not include second draw PPP loans.

Deposits were $2.3 billion at December 31, 2020, an increase of $80.2 million, or 3.7%, as compared to June 30, 2020. This increase primarily reflected an increase in interest-bearing transaction accounts, noninterest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by a decrease in time deposits. The increase included a $14.8 million increase in public unit funds, and was net of a $7.3 million decrease in brokered deposits. Public unit balances were $320.0 million at December 31, 2020, while brokered time deposits totaled $16.0 million, and brokered money market deposits were $20.0 million. Depositors continue to hold unusually high balances in this uncertain environment. The average loan-to-deposit ratio for the second quarter of fiscal 2021 was 98.5%, as compared to 100.4% for the same period of the prior fiscal year.

FHLB advances were $63.3 million at December 31, 2020, a decrease of $6.7 million, or 9.6%, as compared to June 30, 2020, as the Company’s deposit inflows outpaced loan demand or desired investment portfolio growth. The Company has continued to monitor the availability of the Federal Reserve’s PPP Lending Facility (PPPLF), but has not utilized it to date, given our improved liquidity position and the lack of attractive alternative investment options.

The Company’s stockholders’ equity was $267.7 million at December 31, 2020, an increase of $9.3 million, or 3.2%, as compared to June 30, 2020. The increase was attributable primarily to earnings retained after $2.7 million in cash dividends paid, partially offset by the $7.2 million one-time negative adjustment to retained earnings resulting from the adoption of the CECL standard as well as repurchases of the Company’s common stock. Since re-starting the repurchase program in October 2020, the Company repurchased 90,793 common shares for $2.6 million through December 31, 2020, at an average price of $29.06.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six- Month Periods Ended

December 31, 2020 and 2019

The table below presents certain information regarding our financial condition and net interest income for the three- and six- month periods ended December 31, 2020 and 2019. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2020			December 31, 2019
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,652,080	$21,441	5.19	$1,457,036	$19,018	5.22
Other loans (1)	525,909	5,385	4.10	446,194	6,403	5.74
Total net loans	2,177,989	26,826	4.93	1,903,230	25,421	5.34
Mortgage-backed securities	114,697	478	1.67	118,986	691	2.32
Investment securities (2)	70,131	519	2.96	64,762	503	3.11
Other interest earning assets	40,915	48	0.47	6,322	31	1.99
Total interest earning assets (1)	2,403,732	27,871	4.64	2,093,300	26,646	5.09
Other noninterest earning assets (3)	170,158	—		184,028	—
Total assets	$2,573,890	$27,871		$2,277,328	$26,646
Interest bearing liabilities:
Savings accounts	$193,606	137	0.28	$162,778	324	0.80
NOW accounts	820,489	1,231	0.60	640,420	1,652	1.03
Money market deposit accounts	238,749	218	0.36	202,943	810	1.60
Certificates of deposit	634,039	2,277	1.44	668,057	3,662	2.19
Total interest bearing deposits	1,886,883	3,863	0.82	1,674,198	6,448	1.54
Borrowings:
FHLB advances	69,991	347	1.98	99,728	573	2.30
Note Payable	—	—	—	3,000	34	4.50
Subordinated debt	15,180	134	3.52	15,080	214	5.67
Total interest bearing liabilities	1,972,054	4,344	0.88	1,792,006	7,269	1.62
Noninterest bearing demand deposits	325,091	—		222,187	—
Other noninterest bearing liabilities	13,021	—		17,533	—
Total liabilities	2,310,166	4,344		2,031,726	7,269
Stockholders’ equity	263,724	—		245,602	—
Total liabilities and stockholders’ equity	$2,573,890	$4,344		$2,277,328	$7,269

Net interest income		$23,527			$19,377
Interest rate spread (4)			3.76%			3.47%
Net interest margin (5)			3.92%			3.70%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.89%			116.81%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $64.3 million and $43.2 million, respectively, for the three-month period ended December 31, 2020, as compared to $65.5 million and $38.7 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2020			December 31, 2019
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,637,576	$41,832	5.11	$1,438,787	$38,084	5.29
Other loans (1)	532,481	10,900	4.09	445,500	12,976	5.83
Total net loans	2,170,057	52,732	4.86	1,884,287	51,060	5.42
Mortgage-backed securities	116,863	1,012	1.73	116,300	1,408	2.42
Investment securities (2)	66,319	1,009	3.04	65,385	1,023	3.13
Other interest earning assets	30,342	89	0.59	6,662	77	2.32
Total interest earning assets (1)	2,383,581	54,842	4.60	2,072,634	53,568	5.17
Other noninterest earning assets (3)	172,366	—		184,222	—
Total assets	$2,555,947	$54,842		$2,256,856	$53,568

Interest bearing liabilities:
Savings accounts	$189,442	283	0.30	$164,990	670	0.81
NOW accounts	802,467	2,479	0.62	632,157	3,358	1.06
Money market deposit accounts	236,113	481	0.41	199,840	1,613	1.61
Certificates of deposit	648,238	5,010	1.55	670,609	7,385	2.20
Total interest bearing deposits	1,876,260	8,253	0.88	1,667,596	13,026	1.56
Borrowings:
Securities sold under agreements	—	—	—	164	—	0.03
to repurchase
FHLB advances	70,132	727	2.07	90,960	1,095	2.41
Note Payable	—	—	—	3,000	71	—
Subordinated debt	15,168	271	3.58	15,068	439	5.83
Total interest bearing liabilities	1,961,560	9,251	0.94	1,776,788	14,631	1.65
Noninterest bearing demand deposits	321,044	—		220,471	—
Other noninterest bearing liabilities	13,846	—		16,774	—
Total liabilities	2,296,450	9,251		2,014,033	14,631
Stockholders’ equity	259,497	—		242,823	—
Total liabilities and stockholders' equity	$2,555,947	$9,251		$2,256,856	$14,631

Net interest income		$45,591			$38,937

Interest rate spread (4)			3.66%			3.52%
Net interest margin (5)			3.83%			3.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.51%			116.65%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $64.7 million and $43.4 million, respectively, for the six-month period ended December 31, 2020, as compared to $64.3 million and $38.6 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six- month periods ended December 31, 2020, compared to the three- and six- month periods ended December 31, 2019. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2020
	Compared to three-month period ended December 31, 2019
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(1,979)	$3,670	$(286)	$1,405
Mortgage-backed securities	(195)	(25)	7	(213)
Investment securities (2)	(24)	42	(2)	16
Other interest-earning deposits	(24)	172	(131)	17
Total net change in income on interest-earning assets	(2,222)	3,859	(412)	1,225

Interest-bearing liabilities:
Deposits	(2,787)	482	(280)	(2,585)
Subordinated debt	(81)	1	—	(80)
Note Payable	(34)	(34)	34	(34)
FHLB advances	(79)	(171)	24	(226)
Total net change in expense on interest-bearing liabilities	(2,981)	278	(222)	(2,925)
Net change in net interest income	$759	$3,581	$(190)	$4,150

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Six-month period ended December 31, 2020
	Compared to six-month period ended December 31, 2019
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(5,186)	$7,795	$(937)	$1,672
Mortgage-backed securities	(400)	7	(3)	(396)
Investment securities (2)	(28)	15	(1)	(14)
Other interest-earning deposits	(58)	275	(205)	12
Total net change in income on
interest-earning assets	(5,672)	8,092	(1,146)	1,274

Interest-bearing liabilities:
Deposits	(5,236)	1,051	(588)	(4,773)
FHLB advances	(152)	(251)	35	(368)
Note payable	(70)	(70)	69	(71)
Subordinated debt	(170)	3	(1)	(168)
Total net change in expense on
interest-bearing liabilities	(5,628)	733	(485)	(5,380)
Net change in net interest income	$(44)	$7,359	$(661)	$6,654

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2020 and 2019

General. Net income for the three-month period ended December 31, 2020, was $12.0 million, an increase of $4.3 million, or 56.1%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in provision for income taxes, noninterest expense, and provision for credit losses.

For the three-month period ended December 31, 2020, basic and fully-diluted net income per share available to common shareholders was $1.33 and $1.32, respectively, as compared to $0.84 under both measures for the same period of the prior fiscal year, which represented increases of $0.49, or 58.3%, and $0.48, or 57.1%, respectively. Our annualized return on average assets for the three-month period ended December 31, 2020, was 1.87%, as compared to 1.36% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2020, was 18.3%, as compared to 12.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2020, was $23.5 million, an increase of $4.1 million, or 21.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 14.8% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.92% in the current three-month period, from 3.70% in the same period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets. As a material amount of PPP loans were forgiven and therefore repaid ahead of their scheduled maturity, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In the current quarter, this component of interest income totaled $968,000, adding 16 basis points to the net interest margin, with no comparable item in the year ago period.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of Gideon Bancshares Company (the “Gideon Acquisition”), and the Central Federal Acquisition, resulted in $478,000 in net interest income for the three-month period ended December 31, 2020, as compared to $525,000 in net interest income for the same period a year ago. The Company generally expects this component of net interest income will continue to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, these components of net interest income contributed eight basis points to net interest margin in the three-month period ended December 31, 2020, as compared to a contribution of 10 basis points in the same period of the prior fiscal year, and as compared to the six basis point contribution in the linked quarter, ended September 30, 2020, when net interest margin was 3.73%. Additionally, in the year-ago period, the Company recognized an additional $194,000 in interest income as a result of the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in the current or linked period. This recognition of interest income in the year-ago period contributed four basis points to net interest margin.

For the three-month period ended December 31, 2020, our net interest rate spread was 3.76%, as compared to 3.47% in the year-ago period. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 74 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 45 basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended December 31, 2020, was $27.9 million, an increase of $1.2 million, or 4.6%, as compared to the same period of the prior fiscal year. The increase was attributed to a 14.8% increase in the average balance of interest-earning assets, offset by a 45 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, inclusive of the Central Federal Acquisition and PPP loans originated, while average investment balances increased modestly, and average cash and similar asset balances increased at a substantial rate, accounting for an unusually significant percentage of overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable primarily to loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, lower yields on cash and cash equivalents, and inclusion in the prior period’s results of additional interest income resulting from the resolution of a limited number of nonperforming loans without similar material contributions in the current period, partially offset by the accelerated accretion of interest income from deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the three-month period ended December 31, 2020, was $4.3 million, a decrease of $2.9 million, or 40.2%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 74 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 10.0% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit and nonmaturity accounts, and as our cost of wholesale funding moved lower with market rates. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by lower certificate of deposit balances, FHLB balances, and other borrowing balances.

Provision for Credit Losses. The provision for credit losses for the three-month period ended December 31, 2020, was $612,000, as compared to $388,000 in the same period of the prior fiscal year. The increase as compared to the same quarter a year ago was attributable primarily to continued uncertainty regarding the economic environment resulting from the COVID-19 pandemic and the potential impact on the Company’s borrowers, partially offset by moderated growth in unguaranteed loan balances, along with relatively consistent levels of net charge offs, adversely classified credits, and nonperforming loans. The Company assesses that the outlook remains little changed as compared to the year ended June 30, 2020. As a percentage of average loans outstanding, the provision for credit losses in the current three-month period represented a charge of 0.11% (annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, the provision for credit losses as a percentage of average loans outstanding represented a charge of 0.08% (annualized), while the Company recorded net charge offs of 0.06% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended December 31, 2020, was $5.7 million, an increase of $2.0 million, or 55.7%, as compared to the same period of the prior fiscal year. In the current period, increases in gains realized on the sale of residential real estate loans originated for that purpose, earnings on bank owned life insurance, loan servicing income, and bank card interchange income were partially offset by decreases in deposit account service charges. Earnings on bank-owned life insurance were increased by a non-recurring benefit of $696,000. Gains realized on the sale of residential real estate loans originated for that purpose increased as origination of these loans more than quadrupled as compared to the year ago period, and also increased from the linked quarter, while pricing modestly improved. This increase was due to the increase in refinancing activity as a result of reduced market rates of interest. Our portfolio of serviced loans has increased notably in recent quarters, up 16.2% during the quarter ended December 31, 2020, as servicing income increases through fees received and the recognition of mortgage servicing rights at origination. Bank card interchange income increased as a result of a 10% increase in the number of bank card transactions and a 17% increase in bank card dollar volume, as compared to the same quarter a year ago.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2020, was $13.4 million, an increase of $410,000, or 3.1%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, deposit insurance premiums, data processing expenses, and occupancy expenses, partially offset by reductions in amortization of core deposit intangibles and other expenses. Other expenses declined primarily due to inclusion in the year ago period of a $327,000 loss on the disposal of two bank facilities that had been acquired in the Gideon Acquisition, as well as due to reduced employee travel expenses and customer entertainment. The increase in compensation and benefits as compared to the prior year primarily reflected standard increases in compensation and an increase in employee headcount over the prior year, due in part to the Central Federal Acquisition, as well as a de novo branch opened in July 2020. Deposit insurance premiums reflected a return to a normalized level of premiums after the Company benefited from one-time assessment credits for much of the prior fiscal year. Data processing expenses increased primarily due to licensing of updated productivity, mobility, and security software. Occupancy expenses increased in part due to additional locations, as well as replacement of some ATMs with ITMs with video teller capability. The efficiency ratio for the three-month period ended December 31, 2020, was 45.9%, as compared to 56.5% in the same period of the prior fiscal year, with the improvement attributable primarily to the current period’s increases in net interest income and noninterest income, while expense growth was contained.

Income Taxes. The income tax provision for the three-month period ended December 31, 2020, was $3.2 million, an increase of 64.1% as compared to the same period of the prior fiscal year, as higher pre-tax income combined with an increase in the effective tax rate, to 20.7%, as compared to 19.9% in the same period a year ago. The higher effective tax rate was attributable primarily to the significant increase in pre-tax income, without corresponding increases in tax-advantaged investments.

Results of Operations – Comparison of the six-month periods ended December 31, 2020 and 2019

General. Net income for the six-month period ended December 31, 2020, was $22.0 million, an increase of $6.5 million, or 41.7%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in provision for income taxes, noninterest expense, and provision for loan losses.

For the six-month period ended December 31, 2020, basic and fully-diluted net income per share were $2.42 under both measures, as compared to $1.69 and $1.68, respectively, for the same period of the prior fiscal year, which represented increases of $0.73, or 43.2%, and $0.74, or 44.0%, respectively. Our annualized return on average assets for the six-month period ended December 31, 2020, was 1.72%, as compared to 1.38% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2020, was 17.0%, as compared to 12.8% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2020, was $45.6 million, an increase of $6.7 million, or 17.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 15.0% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.83% in the current six-month period, from 3.76% in the six-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets. As a material amount of PPP loans were forgiven and therefore repaid ahead of their scheduled maturity, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In the current six-month period, this component of interest income totaled $968,000, adding eight basis points to the net interest margin, with no comparable item in the year ago period.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the Gideon Acquisition, and the Central Federal Acquisition, resulted in $817,000 in net interest income for the six-month period ended December 31, 2020, as compared to $1.0 million in net interest income for the same period a year ago. The Company generally expects this component of net interest income will continue to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, these components of net interest income contributed seven basis points to net interest margin in the six-month period ended December 31, 2020, as compared to a contribution of 10 basis points in the same period of the prior fiscal year. Additionally, in the year-ago period, the Company recognized an additional $608,000 in interest income as a result of the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in the current or linked period. This recognition of interest income in the year-ago period contributed six basis points to net interest margin.

For the six-month period ended December 31, 2020, our net interest spread was 3.66%, as compared to 3.52% in the six-month period a year ago. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 71 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 57 basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the six-month period ended December 31, 2020, was $54.8 million, an increase of $1.3 million, or 2.4%, as compared to the same period of the prior fiscal year. The increase was attributed to a 15.0% increase in the average balance of interest-earning assets, partially offset by a 57 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, inclusive of the Central Federal Acquisition and PPP loans originated, while average investment balances increased modestly, and average cash and similar asset balances experienced a large increase, contributing significantly to overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable primarily to loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, lower yields on cash and cash equivalents, and inclusion in the prior period’s results of additional interest income resulting from the resolution of a limited number of nonperforming loans without similar material contributions in the current period, partially offset by the accelerated accretion of interest income from deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the six-month period ended December 31, 2020, was $9.3 million, a decrease of $5.4 million, or 36.8%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 71 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 10.4% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction of rates offered on certificates of deposit and nonmaturity accounts, and as our cost of wholesale funding moved lower with market rates. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by lower certificate of deposit balances, FHLB balances, and other borrowing balances.

Provision for Loan Losses. The provision for loan losses for the six-month period ended December 31, 2020, was $1.4 million, as compared to $1.3 million in the same period of the prior fiscal year. Relatively unchanged provisioning was attributed primarily to continued uncertainty regarding the economic environment resulting from the COVID-19 pandemic and the potential impact on the Company’s borrowers, partially offset by moderated growth in unguaranteed loan balances, along with relatively consistent levels of net charge offs, adversely classified credits, and nonperforming loans. The Company assesses that the outlook remains relatively unchanged as compared to the year ended June 30, 2020. As a percentage of average loans outstanding, the provision for credit losses in the current six-month period represented a charge of 0.13% (annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, the provision for credit losses as a percentage of average loans outstanding represented a charge of 0.14% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the six-month period ended December 31, 2020, was $10.7 million, an increase of $3.5 million, or 48.9%, as compared to the same period of the prior fiscal year. Increases in net gains realized on sales of residential loans originated for sale into the secondary market, earnings on bank-owned life insurance, loan servicing fees, and bank card interchange income were partially offset by a decrease deposit account service charges. Gains realized on the sale of residential real estate loans originated for that purpose increased as origination of these loans more than tripled as compared to the year ago period, while pricing modestly improved. This increase was due to the increase in refinancing activity as a result of reduced market rates of interest. Earnings on bank-owned life insurance were increased by a non-recurring benefit of $696,000. Our portfolio of serviced loans has increased notably in recent quarters, up 52.7% as compared to one year ago, as servicing income increases through fees received and the recognition of mortgage servicing rights at origination. Bank card interchange income increased as a result of a 9% increase in the number of bank card transactions and a 17% increase in bank card dollar volume, as compared to the six-month period a year ago.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2020, was $26.9 million, an increase of $1.6 million, or 6.1%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, deposit insurance premiums, data processing expenses, provision for off-balance sheet credit exposure, and occupancy expenses, partially offset by reductions in amortization of core deposit intangibles, advertising, and other expenses. Other expenses declined primarily due to inclusion in the year ago period of a $327,000 loss on the disposal of two bank facilities that had been acquired in the Gideon Acquisition, as well as due to reduced employee travel expenses and customer entertainment. The increase in compensation and benefits as compared to the prior year primarily reflected standard increases in compensation and an increase in employee headcount over the prior year, due in part to the Central Federal Acquisition, as well as a de novo branch opened in July 2020. Deposit insurance premiums reflected a return to a normalized level of premiums after the Company benefited from one-time assessment credits for much of the prior fiscal year. Data processing expenses increased due to licensing of updated productivity, mobility, and security software, and have also been higher since the implementation of a new core data processing environment late in the first quarter of fiscal 2020. Provision for off-balance sheet credit exposure increased primarily as a result of the types of lending for which total available credit was increased during the period, such as construction and commercial lending. Occupancy expenses increased in part due to additional locations, as well as replacement of some ATMs with ITMs with video teller capability. The efficiency ratio for the six-month period ended December 31, 2020, was 47.9%, as compared to 55.0% in the same period of the prior fiscal year, with the improvement attributable primarily to the current period’s increases in net interest income and noninterest income, while expense growth was contained.

Income Taxes. The income tax provision for the six-month period ended December 31, 2020, was $5.9 million, an increase of $2.0 million, or 51.4%, as higher pre-tax income combined with an increase in the effective tax rate, to 21.1%, as compared to 20.0% in the same period a year ago. The higher effective tax rate was attributable primarily to the significant increase in pre-tax income, without corresponding increases in tax-advantaged investments.

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

The following table summarizes changes in the ACL over the three- and six-month periods ended December 31, 2020 and 2019:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$35,084	$20,710	$25,139	$19,903
Impact of CECL adoption	—	—	9,333	—
Loans charged off:
Residential real estate	(90)	(172)	(110)	(172)
Construction	—	—	—	—
Commercial business	(89)	(112)	(234)	(147)
Commercial real estate	—	—	—	—
Consumer	(67)	(26)	(72)	(97)
Gross charged off loans	(246)	(310)	(416)	(416)
Recoveries of loans previously charged off:
Residential real estate	—	18	—	18
Construction	—	—	—	—
Commercial business	15	1	19	1
Commercial real estate	—	1	1	15
Consumer	6	6	10	9
Gross recoveries of charged off loans	21	26	30	43
Net charge offs	(225)	(284)	(386)	(373)
Provision charged to expense	612	388	1,385	1,284
Balance, end of period	$35,471	$20,814	$35,471	$20,814

The estimate involves consideration of quantitative and qualitative factors relevant to the loans as segmented by the Company, and is based on an evaluation, at the reporting date, of historical loss experience, coupled with qualitative adjustments to address current economic conditions and credit quality, and reasonable and supportable forecasts. Specific qualitative factors considered include, but may not be limited to:

●	Changes in lending policies and/or loan review system
●	National, regional, and local economic trends and/or conditions
●	Changes and/or trends in the nature, volume, or terms of the loan portfolio
●	Experience, ability, and depth of lending management and staff
●	Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries
●	Concentrations of credit
●	Changes in collateral values
●	Agricultural economic conditions
●	Risks from regulatory, legal, or competitive factors

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. For the six-month period ended December 31, 2020, the ACL increased by an additional $1.0 million, reflecting a charge to provision for credit losses of $1.4 million, and net charge offs of $386,000. The charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at December 31, 2020, and as of that date the Company’s ACL was $35.5 million. While the Company’s management believes the ACL at December 31, 2020, is adequate, based on that estimate, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ALLL as of	total
	December 31, 2020	ACL	June 30, 2020	ALLL
Real Estate Loans:
Residential	$10,398	29.3%	$4,875	19.4%
Construction	2,387	6.7%	2,010	8.0%
Commercial	15,239	43.0%	12,132	48.3%
Consumer loans	1,362	3.8%	1,182	4.7%
Commercial loans	6,085	17.2%	4,940	19.6%
	$35,471	100.0%	$25,139	100.0%

For loans that do not exhibit similar risk characteristics, the Company evaluates the loan on an individual basis. Loans that are classified with an adverse internal credit rating or identified as troubled debt restructurings (TDRs) are most commonly considered for individual evaluation. The ACL for individually evaluated loans may be estimated based on the fair value of the underlying collateral, or based on the present value of expected cash flows.

In recent months, following regulatory guidance encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic, the Company has granted payment deferrals or interest-only modifications for borrowers. For loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers anticipated difficulties in the coming months due to impact of the pandemic, the Company elected to not apply requirements of U.S. GAAP related to TDRs, as provided in the CARES Act. At December 31, 2020, interest-only modifications were in effect for approximately 17 loans totaling $40.3 million, while no loans continued to have payments deferred under such provisions, as compared to approximately 900 loans totaling $380.2 million either modified or deferred at June 30, 2020. Generally, deferrals were granted for three-month periods, while interest-only modifications were for six-month periods. Some loans were granted additional deferrals or modifications, and these loans were generally reviewed for potential adverse credit classification. For borrowers whose payment terms have not returned to the original payment terms under their loan agreement as of December 31, 2020, the Company has generally classified the loan as a “watch” status credit. Loans remaining under a CARES Act modification or deferral not accounted for as TDRs at December 31, 2020, and placed on watch status total $38.7 million. At January 31, 2021, the balance of 29 loans for which payment deferrals or interest-only modifications were in place under such provisions totaled $48.8 million. The table below illustrates the amount of such deferrals and modifications in relation to our loan portfolio by loan type and collateral or industry.

	As of January 31, 2021			As of December 31, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications
1‑ to 4‑family residential loans	$438,771	$98	$119	$—	$138
Multifamily residential loans	198,671	—	10,581	—	10,581
Total residential loans	637,442	98	10,700	—	10,719
1‑ to 4‑family owner-occupied construction loans	23,802	—	—	—	—
1‑ to 4‑family speculative construction loans	11,884	—	—	—	—
Multifamily construction loans	55,359	—	—	—	—
Other construction loans	31,104	—	—	—	—
Total construction loan balances drawn	122,149	—	—	—	—
Agricultural real estate loans	187,075	—	—	—	—
Loans for vacant land - developed, undeveloped, and other purposes	55,014	—	—	—	—
Owner-occupied commercial real estate loans to:
Churches and nonprofits	21,718	—	634	—	634
Non-professional services	17,617	—	—	—	—
Retail	26,630	—	—	—	—
Automobile dealerships	17,729	—	—	—	—
Healthcare providers	7,633	—	—	—	—
Restaurants	46,153	—	7,903	—	—
Convenience stores	20,748	—	—	—	—
Automotive services	5,104	—	—	—	—
Manufacturing	12,356	—	—	—	—
Professional services	13,371	—	—	—	—
Warehouse/distribution	4,691	—	—	—	—
Grocery	5,417	—	—	—	—
Other	46,214	—	816	—	816
Total owner-occupied commercial real estate loans	245,381	—	9,353	—	1,450

	As of January 31,2021			As of December 31, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(continued, dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications
Non-owner-occupied commercial real estate loans to:
Care facilities	35,366	—	—	—	—
Non-professional services	12,231	—	—	—	—
Retail	25,865	—	—	—	—
Healthcare providers	15,523	—	—	—	—
Restaurants	46,210	—	—	—	—
Convenience stores	16,085	—	—	—	—
Automotive services	5,391	—	—	—	—
Hotels	85,077	—	28,092	—	28,092
Manufacturing	4,974	—	—	—	—
Storage units	14,166	—	—	—	—
Professional services	8,706	—	—	—	—
Multi-tenant retail	72,953	—	573	—	—
Warehouse/distribution	25,777	—	—	—	—
Other	50,651	—	—	—	—
Total non-owner-occupied commercial real estate loans	418,975	—	28,665	—	28,092
Total commercial real estate	906,445	—	38,018	—	29,542
Home equity lines of credit	40,210	—	—	—	—
Deposit-secured loans	4,712	—	—	—	—
All other consumer loans	34,065	—	—	—	—
Total consumer loans	78,987	—	—	—	—
Agricultural production and equipment loans	82,576	—	—	—	—
Loans to municipalities or other public units	9,502	—	—	—	—
Commercial and industrial loans to:	—	—	—	—	—
Forestry, fishing, and hunting	10,920	—	—	—	—
Construction	23,476	—	—	—	—
Finance and insurance	56,414	—	—	—	—
Real estate rental and leasing	18,686	—	—	—	—
Healthcare and social assistance	27,543	—	—	—	—
Accommodations and food services	26,345	—	—	—	—
Manufacturing	10,875	—	—	—	—
Retail trade	38,527	—	—	—	—
Transportation and warehousing	32,267	—	—	—	11
Professional services	5,094	—	—	—	—
Administrative support and waste management	7,532	—	—	—	—
Arts, entertainment, and recreation	3,596	—	—	—	—
Other commercial loans	43,727	—	—	—	—
Total commercial and industrial loans	305,002	—	—	—	11
Total commercial loans	397,080	—	—	—	11
Total gross loans receivable, excluding deferred loan fees	$2,142,103	$98	$48,718	$—	$40,272

At December 31, 2020, the Company had loans of $24.8 million, or 1.15% of total loans, adversely classified ($23.9 million classified “substandard”; $920,000 classified “doubtful”), as compared to loans of $24.5 million, or 1.13% of total loans, adversely classified ($23.6 million classified “substandard”; $888,000 classified “doubtful”) at June 30, 2020, and $25.2 million, or 1.29% of total loans, adversely classified ($25.2 million classified “substandard”; none classified “doubtful”) at December 31, 2019. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $7.5 million at December 31, 2020. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $6.4 million at June 30, 2020, to $7.7 million at December 31, 2020. Total past due loans were $9.6 million at December 31, 2019.

In connection with the adoption of ASU 2016-13, the Company also revised its analysis of its unused lines of credit and recorded a one-time cumulative effect adjustment to the allowance for off-balance sheet exposures totaling $268,000, offset by a reduction to retained earnings, net of deferred taxes, of $209,000. For the six-month period ended December 31, 2020, the allowance for off-balance sheet exposures increased by an additional $615,000, funded by a charge to provision for off-balance sheet credit exposures (non-interest expense), primarily due to an increase of $34.2 million in unfunded commitments (unused lines of credit). At December 31, 2020, approximately $2.8 million was accrued within other liabilities related to off-balance sheet credit exposures.

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

(dollars in thousands)	December 31, 2020	June 30, 2020	December 31, 2019
Nonaccruing loans:
Residential real estate	$4,140	$4,010	$4,397
Construction	—	—	—
Commercial real estate	2,841	3,106	5,212
Consumer	227	196	179
Commercial business	1,122	1,345	631
Total	8,330	8,657	10,419

Loans 90 days past due accruing interest:
Residential real estate	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	1
Commercial business	—	—	—
Total	—	—	1

Total nonperforming loans	8,330	8,657	10,420

Foreclosed assets held for sale:
Real estate owned	2,707	2,561	3,668
Other nonperforming assets	44	9	26
Total nonperforming assets	$11,081	$11,227	$14,114

At December 31, 2020, TDRs totaled $12.3 million, of which $4.4 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $7.9 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2020, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2020, TDRs totaled $11.2 million, of which $2.6 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $8.6 million in TDRs at June 30, 2020, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2020, nonperforming assets totaled $11.1 million, as compared to $11.2 million at June 30, 2020, and $14.1 million at December 31, 2019. The decrease in nonperforming assets from one year earlier was attributable primarily to a decrease in nonaccrual loans, as the Company resolved some nonaccrual loans which had been acquired in the Gideon Acquisition.

Liquidity Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operations. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions, and loan and security prepayment rates are significantly influenced by factors outside of the Bank’s control, including interest rates, general and local economic conditions and competition in the marketplace. The Bank relies on FHLB advances and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.

At December 31, 2020, the Company had outstanding commitments and approvals to extend credit of approximately $460.0 million (including $319.6 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2020, the Bank had pledged $867.2 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $479.7 million, of which $68.7 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.1 billion, subject to available collateral. Also, at December 31, 2020, the Bank had pledged a total of $265.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $193.5 million in primary credit borrowings from the Federal Reserve’s discount window. The Company has continued to monitor the availability of the Federal Reserve’s PPP Lending Facility (PPPLF), but has not utilized it to date, given our improved liquidity position and the lack of attractive alternative investment options. The Company has processed PPP loan forgiveness applications totaling $38.2 million in the fiscal year to date as of December 31, 2020, and had outstanding $95.5 million of such loans as of that date. The Company expects to continue to receive significant PPP forgiveness payments in the next several months, and will then assess the regulatory capital and liquidity considerations of the potential use of the PPPLF for any balances not forgiven and expected to remain outstanding to maturity. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory - and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company’s and Bank’s regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of December 31 and June 30, 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules to provide temporary relief to community banking organizations, and adopted the final rule with no changes in October 2020. Under the rules, the CBLR requirement was a minimum of 8% for the remainder of calendar year 2020, and is 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

In August 2020, the Federal banking agencies adopted a final rule updating a December 2018 rule regarding the impact on regulatory capital of adoption of the CECL standard. The rule now allows institutions that adopt the CECL standard in 2020 a five-year transition period to recognize the estimated impact of adoption on regulatory capital. The Company and the Bank elected to exercise the option to recognize the impact of adoption over the five-year period.

As of December 31, 2020, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$297,301	14.00%	$169,923	8.00%	n/a	n/a
Southern Bank	289,998	13.74%	168,804	8.00%	211,005	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	270,698	12.74%	127,442	6.00%	n/a	n/a
Southern Bank	263,601	12.49%	126,603	6.00%	168,804	8.00%
Tier I Capital (to Average Assets)
Consolidated	270,698	10.56%	102,538	4.00%	n/a	n/a
Southern Bank	263,601	10.27%	102,698	4.00%	128,372	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	255,505	12.03%	95,581	4.50%	n/a	n/a
Southern Bank	263,601	12.49%	94,952	4.50%	137,153	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$278,924	13.17%	$169,473	8.00%	n/a	n/a
Southern Bank	271,137	12.88%	168,355	8.00%	210,444	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	252,609	11.92%	127,105	6.00%	n/a	n/a
Southern Bank	244,822	11.63%	126,266	6.00%	168,355	8.00%
Tier I Capital (to Average Assets)
Consolidated	252,609	9.95%	101,528	4.00%	n/a	n/a
Southern Bank	244,822	9.66%	101,370	4.00%	126,713	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	237,467	11.21%	95,328	4.50%	n/a	n/a
Southern Bank	244,822	11.63%	94,700	4.50%	136,789	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2021, fixed rate 1- to 4-family residential loan production totaled $166.8 million (of which $99.1 million was originated for sale into the secondary market), as compared to $66.5 million during the same period of the prior fiscal year (of which $17.5 million was originated for sale into the secondary market). At December 31, 2020, the fixed rate residential loan portfolio was $291.5 million with a weighted average maturity of 177 months, as compared to $199.3 million at December 31, 2019, with a weighted average maturity of 121 months. The Company originated $13.7 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2020, as compared to $14.5 million during the same period of the prior fiscal year. At December 31, 2020, fixed rate loans with remaining maturities in excess of 10 years totaled $174.9 million, or 8.2% of net loans receivable, as compared to $70.8 million, or 3.7% of net loans receivable at December 31, 2019. The Company originated $125.0 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2020, as compared to $153.4 million during the same period of the prior fiscal year. The Company also originated $43.8 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2020, as compared to $21.8 million during the same period of the prior fiscal year. At December 31, 2020, adjustable-rate home equity lines of credit decreased to $40.7 million, as compared to $44.9 million at December 31, 2019. At December 31, 2020, the Company’s investment portfolio had an expected weighted-average life of 3.4 years, compared to 3.6 years at December 31, 2019. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2020, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$258,899	$(26,131)	(9)%	10.47%	(0.31)%
+200 bp	275,984	(9,045)	(3)%	10.92%	0.14%
+100 bp	289,855	4,825	2%	11.21%	0.43%
0 bp	285,030	—	—	10.78%	0.00%
‑100 bp	300,661	15,631	5%	11.25%	0.47%
‑200 bp	308,076	23,046	8%	11.49%	0.72%
‑300 bp	313,127	28,097	10%	11.65%	0.88%

June 30, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$238,832	$(16,824)	(7)%	9.99%	(0.07)%
+200 bp	251,461	(4,196)	(2)%	10.31%	0.25%
+100 bp	262,302	6,645	3%	10.53%	0.47%
0 bp	255,657	—	—	10.06%	0.00%
‑100 bp	268,902	13,245	5%	10.49%	0.43%
‑200 bp	277,452	21,795	9%	10.79%	0.73%
‑300 bp	283,773	28,116	11%	11.01%	0.95%

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

The Bank’s board of directors is responsible for reviewing the Bank’s asset and liability policies. The Bank’s Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the board of directors with respect to the Bank’s asset and liability goals and strategies.

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number (or
			Total Number of Shares (or	Approximate Dollar Value)
	Total Number of		Units) Purchased as Part of	of Shares (or Units) that
	Shares (or Units)	Average Price Paid per	Publicly Announced Plans	May Yet be Purchased
Period	Purchased	Share (or Unit)	or Programs	Under the Plans or Program
10/1/2020 thru 10/31/2020	—	$—	—	232,051
11/1/2020 thru 11/30/2020	55,663	27.87	55,663	176,388
12/1/2020 thru 12/31/2020	35,130	30.94	35,130	141,258
Total	90,793	$29.06	90,793	141,258

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
101

Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 9, 2021	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2021	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)