Form 10-Q
period 2021-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2021-05-10
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2021
Common Stock, Par Value $.01	8,934,113 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND JUNE 30, 2020

(dollars in thousands)	March 31, 2021	June 30, 2020
	(unaudited)

Assets
Cash and cash equivalents	$236,896	$54,245
Interest-bearing time deposits	977	974
Available for sale securities	190,409	176,524
Stock in FHLB of Des Moines	6,163	6,390
Stock in Federal Reserve Bank of St. Louis	5,018	4,363
Loans receivable, net of allowance for credit losses of $35,227 and $25,139 at March 31, 2021 and June 30, 2020, respectively	2,134,885	2,141,929
Accrued interest receivable	10,030	12,116
Premises and equipment, net	63,908	65,106
Bank owned life insurance – cash surrender value	43,539	43,363
Goodwill	14,089	14,089
Other intangible assets, net	7,079	7,700
Prepaid expenses and other assets	19,064	15,358
Total assets	$2,732,057	$2,542,157

Liabilities and Stockholders' Equity
Deposits	$2,368,761	$2,184,847
Advances from FHLB	62,781	70,024
Accounts payable and other liabilities	11,440	12,151
Accrued interest payable	918	1,646
Subordinated debt	15,218	15,142
Total liabilities	2,459,118	2,283,810

Common stock, $.01 par value; 25,000,000 shares authorized; 9,361,629 and 9,345,339 shares issued at March 31, 2021 and June 30, 2020, respectively	94	93
Additional paid-in capital	95,549	95,035
Retained earnings	187,878	165,709
Treasury stock of 402,333 and 217,949 shares at March 31, 2021 and June 30, 2020, respectively, at cost	(12,977)	(6,937)
Accumulated other comprehensive income	2,395	4,447
Total stockholders' equity	272,939	258,347
Total liabilities and stockholders' equity	$2,732,057	$2,542,157

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2021	2020	2021	2020

INTEREST INCOME:
Loans	$26,005	$24,969	$78,737	$76,030
Investment securities	559	485	1,568	1,507
Mortgage-backed securities	466	733	1,479	2,141
Other interest-earning assets	70	33	159	110
Total interest income	27,100	26,220	81,943	79,788
INTEREST EXPENSE:
Deposits	3,494	6,135	11,748	19,161
Advances from FHLB	325	439	1,052	1,534
Note payable	—	31	—	102
Subordinated debt	132	197	403	636
Total interest expense	3,951	6,802	13,203	21,433
NET INTEREST INCOME	23,149	19,418	68,740	58,355
PROVISION FOR CREDIT LOSSES	(409)	2,850	1,591	4,134
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	23,558	16,568	67,149	54,221
NONINTEREST INCOME:
Deposit account charges and related fees	1,275	1,538	3,974	4,593
Bank card interchange income	1,004	719	2,670	2,120
Loan late charges	118	149	398	416
Loan servicing fees	217	(285)	895	(52)
Other loan fees	266	370	898	968
Net realized gains on sale of loans	853	178	3,449	653
Net realized gains on sale of AFS securities	90	—	90	—
Earnings on bank owned life insurance	270	247	1,524	755
Other income	431	313	1,287	940
Total noninterest income	4,524	3,229	15,185	10,393
NONINTEREST EXPENSE:
Compensation and benefits	7,739	7,521	23,004	21,638
Occupancy and equipment, net	1,990	1,780	5,826	5,401
Data processing expense	1,253	1,152	3,490	3,089
Telecommunications expense	317	309	940	949
Deposit insurance premiums	174	—	593	—
Legal and professional fees	256	229	690	651
Advertising	240	244	689	837
Postage and office supplies	198	224	585	585
Intangible amortization	338	441	1,057	1,322
Foreclosed property expenses/losses	48	282	137	355
Provision for off balance sheet credit exposure	—	300	—	516
Other operating expense	975	1,087	2,836	3,601
Total noninterest expense	13,528	13,569	39,847	38,944
INCOME BEFORE INCOME TAXES	14,554	6,228	42,487	25,670
INCOME TAXES	3,096	1,129	8,996	5,026
NET INCOME	$11,458	$5,099	$33,491	$20,644

Basic earnings per common share	$1.27	$0.55	$3.69	$2.24
Diluted earnings per common share	$1.27	$0.55	$3.69	$2.24
Dividends per common share	$0.16	$0.15	$0.46	$0.45

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2021	2020	2021	2020

Net income	$11,458	$5,099	$33,491	$20,644
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(2,227)	(178)	(2,541)	335
Less: reclassification adjustment for realized gains included in net income	90	—	90	—
Tax benefit (expense)	511	39	579	(74)
Total other comprehensive income (loss)	(1,806)	(139)	(2,052)	261
Comprehensive income	$9,652	$4,960	$31,439	$20,905

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	For the three- and nine- month periods ended March 31, 2021
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF DECEMBER 31, 2020	$93	$95,109	$177,861	$(9,575)	$4,201	$267,689

Net Income			11,458			11,458
Change in unrealized gain on available for sale securities					(1,806)	(1,806)
Dividends paid on common stock ($.16 per share)			(1,441)			(1,441)
Stock option expense		440				440
Common stock issued	1					1
Treasury stock purchased				(3,402)		(3,402)
BALANCE AS OF MARCH 31, 2021	$94	$95,549	$187,878	$(12,977)	$2,395	$272,939

BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			33,491			33,491
Change in unrealized gain on available for sale securities					(2,052)	(2,052)
Dividends paid on common stock ($.46 per share)			(4,171)			(4,171)
Stock option expense		514				514
Common stock issued	1					1
Treasury stock purchased				(6,040)		(6,040)
BALANCE AS OF MARCH 31, 2021	$94	$95,549	$187,878	$(12,977)	$2,395	$272,939

	For the three- and nine- month period ended March 31, 2020
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF DECEMBER 31, 2019	$93	$94,650	$156,459	$(3,980)	$1,647	$248,869

Net Income			5,099			5,099
Change in unrealized gain on available for sale securities					(139)	(139)
Dividends paid on common stock ($.15 per share)			(1,381)			(1,381)
Stock option expense		20				20
Stock grant expense		310				310
Exercise of stock options		32				32
Treasury stock purchased				(2,957)		(2,957)
BALANCE AS OF MARCH 31, 2020	$93	$95,012	$160,177	$(6,937)	$1,508	$249,853

BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income			20,644			20,644
Change in unrealized gain on available for sale securities					261	261
Dividends paid on common stock ($.45 per share)			(4,144)			(4,144)
Stock option expense		51				51
Stock grant expense		356				356
Exercise of stock options		64				64
Treasury stock purchased				(5,771)		(5,771)
BALANCE AS OF MARCH 31, 2020	$93	$95,012	$160,177	$(6,937)	$1,508	$249,853

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2021	2020

Cash Flows From Operating Activities:
Net Income	$33,491	$20,644
Items not requiring (providing) cash:
Depreciation	3,030	2,841
Loss on disposal of fixed assets	27	295
Stock option and stock grant expense	513	471
Loss on sale/write-down of REO	60	223
Amortization of intangible assets	1,057	1,322
Accretion of purchase accounting adjustments	(1,078)	(1,144)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,524)	(755)
Provision for credit losses	1,591	4,134
Net amortization of premiums and discounts on securities	1,349	896
Gain on sale of AFS securities	(90)	—
Originations of loans held for sale	(131,889)	(25,705)
Proceeds from sales of loans held for sale	129,637	24,826
Gain on sales of loans held for sale	(3,449)	(653)
Changes in:
Accrued interest receivable	2,086	435
Prepaid expenses and other assets	2,562	310
Accounts payable and other liabilities	(3,611)	557
Deferred income taxes	(429)	19
Accrued interest payable	(728)	(346)
Net cash provided by operating activities	32,605	28,370
Cash flows from investing activities:
Net decrease (increase) in loans	2,478	(123,999)
Net change in interest-bearing deposits	(6)	(3)
Proceeds from maturities of available for sale securities	48,668	34,587
Proceeds from sales of AFS securities	16,284	—
Net redemptions (purchases) of Federal Home Loan Bank stock	227	(3,469)
Net purchases of Federal Reserve Bank of St. Louis stock	(655)	(3)
Purchases of available-for-sale securities	(82,725)	(50,207)
Purchases of premises and equipment	(1,389)	(3,409)
Investments in state & federal tax credits	(1,682)	(4,840)
Proceeds from sale of fixed assets	72	276
Proceeds from sale of foreclosed assets	978	1,317
Proceeds from BOLI claims	1,351	—
Net cash used in investing activities	(16,399)	(149,750)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	265,514	103,450
Net decrease in certificates of deposits	(81,572)	(25,439)
Net decrease in securities sold under agreements to repurchase	—	(4,376)
Proceeds from Federal Home Loan Bank advances	110,100	521,200
Repayments of Federal Home Loan Bank advances	(117,386)	(442,835)
Purchase of treasury stock	(6,040)	(5,771)
Dividends paid on common stock	(4,171)	(4,144)
Net cash provided by financing activities	166,445	142,085
Increase in cash and cash equivalents	182,651	20,705
Cash and cash equivalents at beginning of period	54,245	35,400
Cash and cash equivalents at end of period	$236,896	$56,105
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$721	$1,035
Conversion of loans to repossessed assets	428	191
Right of use assets obtained in exchange for lease obligations: Operating Leases	599	1,996
Cash paid during the period for:
Interest (net of interest credited)	$2,129	$3,084
Income taxes	7,736	1,541

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2021, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2020 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At March 31, 2021, assets of the REIT were approximately $1.0 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at June 30, 2020. Effective July 1, 2020, the significant accounting policy which was considered to be the most critical in preparing the Company’s consolidated financial statements is the determination of the allowance for credit losses (“ACL”) on loans.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $199 million and $7 million at March 31, 2021 and June 30, 2020, respectively. The deposits are held in various commercial banks with a total of $2 million and $319,000 exceeding the FDIC’s deposit insurance limits at March 31, 2021 and June 30, 2020, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2021, and June 30, 2020.

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

Loans. Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. The Company complies with regulatory guidance which indicates that loans should be placed on nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At March 31, 2021, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30, 2020 or March 31, 2021. See further disclosure in Note 4: Loans and Allowance for Credit Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. The Company generally assesses past events and current conditions based on the trailing eight quarters of activity, and incorporates a reasonable and supportable forecast period of four quarters, with an immediate reversion to historical averages.

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

Off-Balance Sheet Credit Exposures. Off-balance sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. In prior periods the charge for credit loss expense for off-balance sheet credit exposures was included in other non-interest expense in the Company’s consolidated statements of income, whereas under updated regulatory accounting guidelines, that figure is combined with the provision for credit losses beginning July 1, 2020 .

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2020, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the decline in the market value of the Company’s common stock, relative to peers; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there is no impairment of goodwill at March 31, 2021.

Intangible Assets. The Company’s intangible assets at March 31, 2021 included gross core deposit intangibles of $15.3 million with $9.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.5 million. At June 30, 2020, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $8.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.1 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $338,000 in the remainder of fiscal 2021, $1.4 million in fiscal 2022 through fiscal 2024, $807,000 in fiscal 2025, and $328,000 thereafter. As of June 30, 2020, there was no impairment indicated, and the Company believes there is no impairment of other intangible assets at March 31, 2021.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities, and changes in the funded status of defined benefit pension plans.

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

Reclassifications. Certain reclassifications have been made to the three- and nine- month periods ended March 31, 2020 consolidated financial statements to conform to the three- and nine- month periods ended March 31, 2021 consolidated financial statement presentation. These reclassifications had no effect on net earnings or stockholders’ equity.

Revisions. Certain immaterial revisions have been made to the three- and nine- month periods ended March 31, 2020 consolidated financial statements for reporting interchange income and expenses related to an agent relationship. These revisions did not have a significant impact on the consolidated financials statement line items impacted.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Investment and mortgage backed securities:
State and political subdivisions	$42,065	$1,332	$(105)	$—	$43,292
Other securities	21,000	235	(398)	—	20,837
Mortgage-backed GSE residential	124,227	3,188	(1,135)	—	126,280
Total investments and mortgage-backed securities	$187,292	$4,755	$(1,638)	$—	$190,409

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
State and political subdivisions	$40,486	$1,502	$—	$41,988
Other securities	7,919	48	(343)	7,624
Mortgage-backed GSE residential	122,375	4,576	(39)	126,912
Total investment and mortgage-backed securities	$170,780	$6,126	$(382)	$176,524

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2021
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$2,003	$2,025
After one year but less than five years	8,450	8,610
After five years but less than ten years	29,173	29,669
After ten years	23,439	23,825
Total investment securities	63,065	64,129
Mortgage-backed securities	124,227	126,280
Total investment and mortgage-backed securities	$187,292	$190,409

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $162.5 million at March 31, 2021 and $156.1 million at June 30, 2020. The securities pledged consist of marketable securities, including $120.5 million and $123.9 million of Mortgage-backed Securities, $42.0 million and $32.0 million of State and Political Subdivisions Obligations, and $0 and $200,000 of Other Securities at March 31, 2021 and June 30, 2020, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at March 31, 2021 and June 30, 2020:

	March 31, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$7,175	$105	$—	$—	$7,175	$105
Other securities	10,723	157	735	241	11,458	398
Mortgage-backed securities	45,723	1,135	—	—	45,723	1,135
Total investment and mortgage-backed securities	$63,621	$1,397	$735	$241	$64,356	$1,638

	June 30, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Other securities	$995	$5	$643	$338	$1,638	$343
Mortgage-backed securities	9,037	39	—	—	9,037	39
Total investments and mortgage-backed securities	$10,032	$44	$643	$338	$10,675	$382

Mortgage-backed securities. The unrealized losses on the Company’s investments in mortgage-backed securities include 20 individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 13 individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities. The unrealized losses on the Company’s investments in other securities include nine individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At March 31, 2021 there were two pooled trust preferred securities with an estimated fair value of $735,000 and unrealized losses of $241,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The March 31, 2021, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.8 percent, annually, annual defaults averaging 220 basis points over the next two years, and 68 basis points thereafter, and a recovery rate averaging seven percent of gross defaults, lagged two years.

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

The Company does not believe any other individual unrealized loss as of March 31, 2021, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the three- and nine- month periods ended March 31, 2021 and 2020.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2021	June 30, 2020
Real Estate Loans:
Residential	$655,800	$627,357
Construction	202,945	185,924
Commercial	897,450	887,419
Consumer loans	76,347	80,767
Commercial loans	421,825	468,448
	2,254,367	2,249,915
Loans in process	(80,203)	(78,452)
Deferred loan fees, net	(4,052)	(4,395)
Allowance for credit losses	(35,227)	(25,139)
Total loans	$2,134,885	$2,141,929

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At March 31, 2021 the Company had purchased participations in 22 loans totaling $75.3 million, as compared to 23 loans totaling $58.2 million at June 30, 2020.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At March 31, 2021, construction loans outstanding included 52 loans, totaling $28.0 million, for which a modification had been agreed to. At June 30, 2020, construction loans outstanding included 77 loans, totaling $48.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at March 31, 2021.

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

Allowance for Credit Losses. The provision for credit losses for the three- and nine- month periods ended March 31, 2021, was ($409,000), and $1.6 million, respectively, compared to $2.9 million and $4.1 million in the same periods of the prior fiscal year. The charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at March 31, 2021, and as of that date the Company’s ACL was $35.2 million. Reduced provisioning was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic and the Company notes less uncertainty regarding the potential impact on its borrowers generally, combined with moderated growth in unguaranteed loan balances, relatively consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has significantly improved over the previous three months and as compared to the year ended June 30, 2020, there remains uncertainty regarding the possible continuing impact of the COVID-19 pandemic or when transmission of the virus will abate to the point that restrictions are fully released and consumer behavior can be said to have returned to normal. As such, there remains a potential for the pandemic to negatively impact global and regional economies, or for recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact to fall short of expectations. Specifically, management considered:

●	trailing measures (12-month) of national and state unemployment, which continued to increase in the most recent quarter. This is assessed to be an elevated and increasing risk factor;
●	trailing measures (2 years) of GDP growth, which continued to improve in the most recent quarter, but over the lookback period remains very low by historical standards. This is considered to be an elevated and declining risk factor;
●	projected GDP growth, which increased in the most recent quarter, and remains quite high by historical standards. This is considered to be a low and stable risk factor;

●	the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure remains elevated, but continued to moderate in the most recent quarter, and is considered to be an elevated and declining risk factor;
●	levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, but management considers the measure to currently be under-reported due to the availability of modifications under the CARES Act. This is considered to be an elevated and uncertain risk factor;
●	exposure to the hotel industry, in particular, metropolitan area hotels more impacted by activity restrictions and a lack of business or convention-related travel. This is considered to be an elevated and stable risk factor.

Management considered the impact of the COVID-19 pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels, when making qualitative factor adjustments. To date, various relief efforts, notably including the availability of forgivable Paycheck Protection Program (PPP) loans to borrowers and deferrals or modifications available as encouraged by banking regulatory authorities and the CARES Act, have resulted in limited impact on the Company’s credit quality indicators, as is true of the industry generally. It is possible that the ongoing adverse effects of the pandemic may not be offset by future relief efforts, which could cause the outlook for economic conditions and levels and trends of past-due loans to significantly worsen, and require additions to the ACL.

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of March 31, 2021 and June 30, 2020, and activity in the ACL and ALLL for the three- and nine- month periods ended March 31, 2021 and 2020:

	At period end and for the nine months ended March 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period prior to adoption of CECL	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	1,536	129	1,319	(929)	(670)	1,385
Losses charged off	(178)	—	(90)	(130)	(276)	(674)
Recoveries	1	—	1	16	26	44
Balance, end of period	$9,755	$2,018	$17,218	$1,204	$5,032	$35,227

	For the three months ended March 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$10,398	$2,387	$15,239	$1,362	$6,085	$35,471
Provision charged to expense	(576)	(369)	2,070	(107)	(1,018)	—
Losses charged off	(68)	—	(91)	(57)	(42)	(258)
Recoveries	1	—	—	6	7	14
Balance, end of period	$9,755	$2,018	$17,218	$1,204	$5,032	$35,227

	At period end and for the nine months ended March 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	1,195	246	2,140	156	397	4,134
Losses charged off	(305)	—	(12)	(117)	(173)	(607)
Recoveries	18	—	15	17	28	78
Balance, end of period	$4,614	$1,611	$11,542	$1,102	$4,639	$23,508
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$4,614	$1,611	$11,542	$1,102	$4,639	$23,508
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	For the three months ended March 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814
Provision charged to expense	1,035	(46)	1,727	64	70	2,850
Losses charged off	(133)	—	(12)	(19)	(26)	(190)
Recoveries	—	—	—	7	27	34
Balance, end of period	$4,614	$1,611	$11,542	$1,102	$4,639	$23,508

	At June 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$626,085	$106,194	$872,716	$80,767	$463,902	$2,149,664
Ending Balance: loans acquired with deteriorated credit quality	$1,272	$1,278	$14,703	$—	$4,546	$21,799

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of March 31, 2021. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
	2021	2020	2019	2018	2017	Prior	loans	Total
Residential Real Estate
Pass	$247,325	$198,404	$39,207	$36,547	$27,142	$84,507	$5,385	$638,517
Watch	125	71	10,994	—	93	817	—	12,100
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,652	48	17	52	—	414	—	5,183
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$252,102	$198,523	$50,218	$36,599	$27,235	$85,738	$5,385	$655,800

Construction Real Estate
Pass	$73,397	$42,331	$6,998	$—	$—	$—	$—	$122,726
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	16	—	—	—	—	—	—	16
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$73,413	$42,331	$6,998	$—	$—	$—	$—	$122,742

Commercial Real Estate
Pass	$264,035	$174,218	$109,116	$105,165	$76,865	$84,000	$25,836	$839,235
Watch	4,271	813	10,740	5,393	530	460	819	23,026
Special Mention	—	8,806	—	1,793	12,826	—	300	23,725
Substandard	8,713	1,162	506	6	50	101	69	10,607
Doubtful	—	—	857	—	—	—	—	857
Total Commercial Real Estate	$277,019	$184,999	$121,219	$112,357	$90,271	$84,561	$27,024	$897,450

Consumer
Pass	$17,990	$10,989	$4,580	$1,584	$797	$689	$39,459	$76,088
Watch	83	—	—	—	—	—	48	131
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	26	—	36	32	—	34	128
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$18,073	$11,015	$4,580	$1,620	$829	$689	$39,541	$76,347

Commercial
Pass	$152,172	$94,604	$21,289	$8,517	$7,831	$9,686	$118,221	$412,320
Watch	1,284	274	1,791	139	—	7	1,991	5,486
Special Mention	—	—	—	—	—	—	—	—
Substandard	449	1,109	321	1	176	4	1,959	4,019
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$153,905	$95,987	$23,401	$8,657	$8,007	$9,697	$122,171	$421,825

Total Loans
Pass	$754,919	$520,546	$181,190	$151,813	$112,635	$178,882	$188,901	$2,088,886
Watch	5,763	1,158	23,525	5,532	623	1,284	2,858	40,743
Special Mention	—	8,806	—	1,793	12,826	—	300	23,725
Substandard	13,830	2,345	844	95	258	519	2,062	19,953
Doubtful	—	—	857	—	—	—	—	857
Total	$774,512	$532,855	$206,416	$159,233	$126,342	$180,685	$194,121	$2,174,164

At March 31, 2021, PCD loans comprised $3.2 million of credits rated “Pass”; $9.0 million of credits rated “Watch”; none rated “Special Mention”; $3.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2021 and June 30, 2020. These tables include PCD and PCI loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2021
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,270	$—	$305	$1,575	$654,225	$655,800	$—
Construction	—	—	—	—	122,742	122,742	—
Commercial	1,329	12	399	1,740	895,710	897,450	—
Consumer loans	322	52	95	469	75,878	76,347	—
Commercial loans	333	39	148	520	421,305	421,825	—
Total loans	$3,254	$103	$947	$4,304	$2,169,860	$2,174,164	$—

	June 30, 2020
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$772	$378	$654	$1,804	$625,553	$627,357	$—
Construction	—	—	—	—	107,472	107,472	—
Commercial	641	327	1,073	2,041	885,378	887,419	—
Consumer loans	180	53	193	426	80,341	80,767	—
Commercial loans	93	1,219	810	2,122	466,326	468,448	—
Total loans	$1,686	$1,977	$2,730	$6,393	$2,165,070	$2,171,463	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at March 31, 2021, included $40.4 million in loans reported as current in the above table, while none were past due. Loans with such modifications in effect at June 30, 2020, included $380.1 million in loans reported as current in the above table, while an additional $29,000 of consumer loans and $1,000 in residential real estate loans with such modifications were reported as 30-59 days past due, and $66,000 of commercial loans with such modifications were reported as 60-89 days past due at such date.

At March 31, 2021 and June 30, 2020 there were no PCD or PCI loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at March 31, 2021:

	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$904	$232
Total loans	$904	$232

Impairment. Prior to the July 1, 2020, adoption of ASU 2016-13, a loan was considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it was probable the Company would be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans included nonperforming loans, as well as performing loans modified in TDRs where concessions were granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

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

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2020
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$1,288	$22
Construction Real Estate	1,292	30
Commercial Real Estate	15,366	309
Consumer Loans	—	—
Commercial Loans	5,909	115
Total Loans	$23,855	$476

	For the nine-month period ended
	March 31, 2020
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$1,482	$67
Construction Real Estate	1,299	114
Commercial Real Estate	16,544	984
Consumer Loans	—	—
Commercial Loans	5,860	329
Total Loans	$25,185	$1,494

Interest income on impaired loans recognized on a cash basis in the three- and nine- month periods ended March 31, 2020, was immaterial. For the three- and nine- month periods ended March 31, 2020, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $47,000 and $210,000, respectively.

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at March 31, 2021 and June 30, 2020. The table excludes performing TDRs.

(dollars in thousands)	March 31, 2021	June 30, 2020
Residential real estate	$3,463	$4,010
Construction real estate	—	—
Commercial real estate	2,496	3,106
Consumer loans	181	196
Commercial loans	616	1,345
Total loans	$6,756	$8,657

At March 31, 2021, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and nine- month periods ended March 31, 2021 and 2020, was immaterial.

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

During the nine- month period ended March 31, 2021, certain loans modified were classified as TDRs. During the three- month periods ended March 31, 2021, and the three- and nine- month periods ended March 31, 2020, there were no loans modified as TDRs. They are shown, segregated by class, in the table below:

For the three-month periods ended
	March 31, 2021		March 31, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	—	$—
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	—	—	—	—
Total	—	$—	—	$—

	For the nine-month periods ended
	March 31, 2021		March 31, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$93	—	$—
Construction real estate	—	—	—	—
Commercial real estate	2	1,692	—	—
Consumer loans	—	—	—	—
Commercial loans	1	29	—	—
Total	4	$1,814	—	$—

Performing loans classified as TDRs and outstanding at March 31, 2021 and June 30, 2020, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2021		June 30, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	3	$1,014	3	$791
Construction real estate	—	—	—	—
Commercial real estate	7	3,401	10	4,544
Consumer loans	—	—	—	—
Commercial loans	8	2,678	7	3,245
Total	18	$7,093	20	$8,580

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2021 and June 30, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $775,000 and $563,000, respectively. In addition, as of March 31, 2021 and June 30, 2020, the Company had residential mortgage loans and home equity loans with a carrying value of $261,000 and $435,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

The carrying amount of $21.8 million in PCI loans was included in the consolidated balance sheet amount of loans receivable at June 30, 2020, with no associated ACL. In accordance with ASU 2016-13, the Company did not reassess whether the PCI loans met the criteria of PCD loans as of the adoption date. The amortized cost of the PCD loans were adjusted to reflect the addition of $434,000 to the ACL. PCD loans receivable, net of ACL, totaling $15.9 million were included in the balance sheet amount of loans receivable at March 31, 2021.

During the three- and nine-month periods ended March 31, 2021, and during the same periods of the prior fiscal year, the Company had no increases to the ALLL or ACL by a charge to the consolidated income statement related to PCI or PCD loans. During the three- and nine-month periods ended March 31, 2021, an ACL of $0 and $209,000, respectively, related to these loans was reversed, while no ALLL related to these loans was reversed during the same periods of the prior fiscal year.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2021	June 30, 2020
Land	$12,480	$12,585
Buildings and improvements	56,937	56,039
Construction in progress	173	435
Furniture, fixtures, equipment and software	18,730	18,109
Automobiles	120	120
Operating leases ROU asset	2,507	1,965
	90,947	89,253
Less accumulated depreciation	27,039	24,147
	$63,908	$65,106

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

	March 31, 2021	June 30, 2020
Consolidated Balance Sheet
Operating leases right of use asset	$2,507	$1,965
Operating leases liability	$2,507	$1,965

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$107	$45	$242	$153
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$39	$205	$116
ROU assets obtained in exchange for operating lease obligations:	$599	$—	$599	$2,004

At March 31, 2021, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2021	$76
2022	279
2023	279
2024	279
2025	279
Thereafter	3,126
Future lease payments expected	$4,318

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine- month periods ended March 31, 2021, income recognized from these lessor agreements was $82,000 and $238,000, respectively. For the three- and nine- month periods ended March 31, 2020, income recognized from these lessor agreements was $80,000 and $242,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2021	June 30, 2020
Non-interest bearing accounts	$387,416	$316,048
NOW accounts	926,488	781,937
Money market deposit accounts	241,933	231,162
Savings accounts	220,025	181,229
Certificates	592,899	674,471
Total Deposit Accounts	$2,368,761	$2,184,847

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020

(dollars in thousands except per share data)
Net income	$11,458	$5,099	$33,491	$20,644
Less: distributed earnings allocated to participating securities	(5)	—	(13)	—
Less: undistributed earnings allocated to participating securities	(35)	—	(91)	—
Net income available to common shareholders	$11,418	$5,099	$33,387	$20,644

Weighted-average common shares outstanding, including participating securities	9,004,034	9,197,370	9,073,545	9,210,559
Less: weighted-average participating securities outstanding (restricted shares)	(31,845)	—	(28,172)	—
Weighted-average basic common shares outstanding	8,972,189	9,197,370	9,045,373	9,210,559
Add: effect of dilutive securities, stock options, and awards	4,026	7,422	2,579	10,848
Denominator for diluted earnings per share	8,976,215	9,204,792	9,047,952	9,221,407

Basic earnings per share available to common stockholders	$1.27	$0.55	$3.69	$2.24
Diluted earnings per share available to common stockholders	$1.27	$0.55	$3.69	$2.24

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 86,900 and 110,845 were excluded from the computation of diluted earnings per share for the three- and nine-month periods, respectively, ended March 31, 2021, as compared to outstanding options and shares of restricted stock totaling 50,500 and 33,000 for the three and nine-month periods, respectively, ended March 31, 2020.

Note 8: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2015 and before. The Company recognized no interest or penalties related to income taxes for the periods presented.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Income taxes
Current	$3,552	$1,116	$11,441	$5,007
Deferred	(456)	13	(2,445)	19
Total income tax provision	$3,096	$1,129	$8,996	$5,026

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	March 31, 2021	June 30, 2020
Deferred tax assets:
Provision for losses on loans	$8,185	$5,802
Accrued compensation and benefits	722	825
NOL carry forwards acquired	155	149
Minimum Tax Credit	—	130
Unrealized loss on other real estate	180	257
Other	312	26
Total deferred tax assets	9,554	7,189

Deferred tax liabilities:
Purchase accounting adjustments	191	64
Depreciation	1,494	1,665
FHLB stock dividends	120	120
Prepaid expenses	326	259
Unrealized gain on available for sale securities	686	1,265
Other	—	104
Total deferred tax liabilities	2,817	3,477

Net deferred tax assets	$6,737	$3,712

As of March 31, 2021, the Company had approximately $706,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Tax at statutory rate	$3,056	$1,308	$8,922	$5,391
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(117)	(109)	(327)	(335)
State tax, net of Federal benefit	215	27	717	223
Cash surrender value of Bank-owned life insurance	(57)	(52)	(320)	(159)
Tax credit benefits	(2)	(21)	(11)	(27)
Other, net	1	(24)	15	(67)
Actual provision	$3,096	$1,129	$8,996	$5,026

For the three- and nine- month periods ended March 31, 2021 and 2020, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made a “safe harbor” matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2020. For fiscal 2021, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine- month periods ended March 31, 2021, retirement plan expenses recognized for the Plan totaled approximately $416,000 and$1.3 million, respectively, as compared to $391,000 and $1.1 million, respectively, for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At March 31, 2021, the Debentures carried an interest rate of 2.93%. The balance of the Debentures outstanding was $7.2 million at March 31, 2021 and June 30, 2020. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2021, the current rate was 2.63%. The carrying value of the debt securities was approximately $2.7 million at March 31, 2021 and June 30, 2020.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2021, the current rate was 1.98%. The carrying value of the debt securities was approximately $5.3 million at March 31, 2021 and June 30, 2020.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $457,000 at March 31, 2021.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and June 30, 2020:

	Fair Value Measurements at March 31, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$43,292	$—	$43,292	$—
Other securities	20,837	—	20,837	—
Mortgage-backed GSE residential	126,280	—	126,280	—

	Fair Value Measurements at June 30, 2020, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$41,988	$—	$41,988	$—
Other securities	7,624	—	7,624	—
Mortgage-backed GSE residential	126,912	—	126,912	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2021 and June 30, 2020:

Fair Value Measurements at March 31, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$689	$—	$—	$689

Fair Value Measurements at June 30, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$2,211	$—	$—	$2,211

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended March 31, 2021 and 2020:

	For the three months ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Foreclosed and repossessed assets held for sale	$(49)	$(96)
Total losses on assets measured on a non-recurring basis	$(49)	$(96)

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

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	March 31, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$689	Third party appraisal	Marketability discount	0.0% - 64.1%	26.7%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2020	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,211	Third party appraisal	Marketability discount	8.0% - 56.9%	15.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2021 and June 30, 2020.

	March 31, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$236,896	$236,896	$—	$—
Interest-bearing time deposits	977	—	977	—
Stock in FHLB	6,163	—	6,163	—
Stock in Federal Reserve Bank of St. Louis	5,018	—	5,018	—
Loans receivable, net	2,134,885	—	—	2,156,852
Accrued interest receivable	10,030	—	10,030	—
Financial liabilities
Deposits	2,368,761	1,775,862	—	595,978
Advances from FHLB	62,781	—	64,088	—
Accrued interest payable	918	—	918	—
Subordinated debt	15,218	—	—	15,016
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$54,245	$54,245	$—	$—
Interest-bearing time deposits	974	—	974	—
Stock in FHLB	6,390	—	6,390	—
Stock in Federal Reserve Bank of St. Louis	4,363	—	4,363	—
Loans receivable, net	2,141,929	—	—	2,143,823
Accrued interest receivable	12,116	—	12,116	—
Financial liabilities
Deposits	2,184,847	1,508,740	—	676,816
Advances from FHLB	70,024	—	72,136	—
Accrued interest payable	1,646	—	1,646	—
Subordinated debt	15,142	—	—	11,511
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2021, the Bank operated from its headquarters, 46 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 44 of its other branch offices. The remaining four branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2021, and results of operations for the three- and nine-month periods ended March 31, 2021 and 2020.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2020 Annual Report on Form 10-k. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 51 in the Company’s 2020 Annual Report.  On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at June 30, 2020. See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2: Organization and Summary of Significant Accounting Policies, in the Company’s 2020 Annual report on Form 10-k for additional information.

COVID-19 Pandemic Response

Southern Missouri remains committed to serving our communities in this difficult time, and to the safety of our team members and customers.

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. In a limited number of instances, some facility lobbies were again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities, although these instances are notably reduced in recent months. With the initial onset of the pandemic in March, and again on an ongoing basis as the number of cases and hospitalizations in our region increased over the summer months, the Company has worked to increase our telework capabilities, and we have had as many as 10% of our team members working remotely during the month of April, 2021 on a regular basis. No team members have been furloughed, and no furloughs are anticipated. While continuing to encourage safety, the Company has relaxed restrictions on business travel, although some training events or conferences our team members would typically have attended have remained in online format. The Company chose not to extend beyond March 31, 2021, the additional leave provisions (over and above the Company’s standard paid time off policy) provided for under the Families First Coronavirus Response Act (the FFCRA) or the CARES Act. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. The Company originated approximately 1,700 loans for $138.6 million under the first round of the Small Business Administration’s Paycheck Protection Program (PPP). A limited number were repaid by the borrower shortly after origination. Through March 31, 2021, forgiveness payments from the SBA have been received for approximately 1,200 of these first round PPP loans, totaling approximately $85.8 million, with approximately $52.5 million remaining outstanding. The Company has been processing borrower requests for “second-draw” PPP loans or for borrowers newly eligible for a first draw (collectively, the “second round” of PPP activity), and through March 31, 2021, we had funded approximately $48.0 million in the second round. The total outstanding under all PPP programs was $100.5 million at March 31, 2021. During April 2021, we funded an additional $6.6 million in the second round of PPP activity, and had received SBA approval, but had not yet funded, an additional $2.5 million. Through April 30, 2021, we have received SBA approval for approximately 1,500 loans under the second round of PPP activity, and have funded 1,400 of these loans. An additional $9.9 million in forgiveness payments was received during April 2021 for first round PPP loans. At April 30, 2021, the total outstanding under all PPP programs was $97.3 million.

Deferrals and modifications. As of April 30, 2021, following regulatory guidance, the Company has agreements in place with borrowers to defer or modify payment arrangements for approximately 19 loans totaling $41 million, a level that is significantly reduced since June 30, 2020. These are loans that were otherwise current and performing, but anticipated difficulties in the coming months due to the pandemic response. Initially, the Company generally agreed to payment deferrals for three-month periods or interest-only modifications for nine-month periods. Most borrowers have been able to return to original payment terms, but borrowers continuing to request modifications may be facing longer-term disruptions in their business operations, and the Company may agree to lengthier modifications. For more information regarding these deferrals and modifications, see discussion included at “Allowance for Credit Loss Activity.”

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

During the first nine months of fiscal 2021, total assets increased by $189.9 million. The increase was primarily attributable to increased cash and cash equivalent balances, along with increased available for sale (AFS) securities, partially offset by a decrease in loans, net of the allowance for credit losses (ACL). Cash equivalents and time deposits increased by a combined $182.7 million; AFS securities increased $13.9 million; and loans, net of the ACL, decreased $7.0 million. The impact of the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), increased the ACL by $9.3 million, of which $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. Additionally, due to adoption of ASU 2016-13, the Company revised its analysis of unused lines of credit and recorded a one-time cumulative effect adjustment to the allowance for off-balance sheet exposures totaling $268,000, offset by a reduction to retained earnings, net of deferred taxes, of $209,000. Deposits increased $183.9 million and advances from the Federal Home Loan Bank (FHLB) decreased $7.2 million. Equity increased $14.6 million, attributable primarily to retention of net income, partially offset by repurchases of common shares, cash dividends paid, and the one-time cumulative effect adjustment due to the adoption of ASU 2016-13.

Net income for the first nine months of fiscal 2021 was $33.5 million, an increase of $12.8 million, or 62.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, as well as a decrease in provision for credit losses, partially offset by increases in provision for income taxes and noninterest expense. Diluted net income available to common shareholders was $3.69 per share for the first nine months of fiscal 2021, as compared to $2.24 per share for the same period of the prior fiscal year. For the first nine months of fiscal 2021, net interest income after provision for credit losses increased $12.9 million, or 23.8%; noninterest income increased $4.8 million, or 46.1%; provision for credit losses decreased $2.5 million, or 61.5%; provision for income taxes increased $4.0 million, or 79.0%; and noninterest expense increased $903,000, or 2.3%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2021 remained historically low, but late in the period the steepness of the yield curve improved somewhat. At March 31, 2021, as compared to June 30, 2020, the yield on two-year treasuries was unchanged at 0.16%; the yield on five-year treasuries increased from 0.29% to 0.92%; the yield on ten-year treasuries increased from 0.66% to 1.74%; and the yield on 30-year treasuries increased from 1.41% to 2.41%. The spread between two- and ten-year treasuries was approximately 150 basis points late in the current period, the most since 2015 and much higher than the range noted during the same quarter a year ago. The spread between three-month and 10-year treasuries was slightly wider, at the widest levels since 2017, and represented even more of an improvement compared to the negative spreads seen at times in the year ago period. As compared to the first nine months of the prior fiscal year, our average yield on earning assets decreased by 58 basis points, reflecting loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates and inclusion in the prior period’s results of interest income recognized upon the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in the current period, partially offset by the accelerated accretion of deferred origination fees on PPP loans as we began to receive forgiveness payments from the SBA during the period. Our cost of interest-bearing liabilities decreased by 70 basis points, as the Company reduced rates offered on certificates of deposit and nonmaturity accounts, and our wholesale funding balances declined, while the cost of this funding moved lower with market rates. Lower market rates reflected decreases by the Federal Reserve’s Open Market Committee (FOMC), which began at a measured pace in the quarter ended September 30, 2019, and was followed by sharp reductions in March 2020, as the FOMC reacted to reduced economic activity at the outset of the COVID-19 pandemic (see “Results of Operations: Comparison of the nine-month periods ended March 31, 2021 and 2020 – Net Interest Income”). While the improved slope of the yield curve is encouraging in terms of the Company’s net interest margin, the overall low level of market interest rates is concerning, as our asset yields are expected to continue to decrease, while the Company’s ability to significantly reduce its cost of funds further may be limited.

Net interest income increased $10.4 million, or 17.8%, in the first nine months of the fiscal year, as compared to the same period of the prior year, as the Company saw an increase of 15.8% in average interest earning assets, combined with an increase of seven basis points in the net interest margin. The increase was attributable in part to the accelerated accretion of deferred origination fees on PPP loans as we began to receive forgiveness payments from the SBA during the period. This acceleration added approximately $2.1 million to interest income, adding approximately 12 basis points to the net interest margin. In the year ago period, the Company recognized an additional $608,000 in net interest income, contributing four basis points to the net interest margin, as a result of the resolution of nonperforming loans, without material comparable contributions in the current period. Outside of these less common contributions to net interest income, the accretion of discounts on acquired loans carried at fair value resulted in limited change to the net interest margin, as benefits attributable to the accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulted in a contribution of eight basis points to the net interest margin in the current period, as compared to a contribution of nine basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, although the May 2020 acquisition of Central Federal Bancshares, Inc., (the “Central Federal Acquisition”), partially offsets that decline, as there was no comparable item in the same period a year ago. However, the impact of the Central Federal Acquisition is limited due to the relative size of the acquired portfolio. The Company generally expects this component of net interest income to decline over time.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2021, noninterest income increased $4.8 million, or 46.1%, as compared to the same period of the prior fiscal year, attributable primarily to gains realized on sales of residential loans originated for that purpose, loan servicing income, earnings on bank-owned life insurance, and bank card interchange income, partially offset by decreases in deposit account service charges. Noninterest expense for the nine-month period ended March 31, 2021, increased $903,000, or 2.3%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, deposit insurance premiums, occupancy expenses, and data processing expenses, partially offset by declines in charges to amortize core deposit intangibles, foreclosed property expenses, advertising expense, and other expenses, including losses on the disposition of fixed assets. Additionally, the Company began reporting the provision for off-balance sheet credit exposures as a component of its provision for credit losses for the current fiscal year-to-date, while in the year ago period, the charge was classified as noninterest expense.

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

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

The Company’s consolidated balance sheet grew modestly in the first nine months of fiscal 2021, with total assets of $2.7 billion at March 31, 2021, reflecting an increase of $189.9 million, or 7.5%, as compared to June 30, 2020. Growth primarily reflected increases in cash and cash equivalents and AFS securities, partially offset by a reduction in loans receivable.

Cash equivalents and time deposits were a combined $237.9 million at March 31, 2021, an increase of $182.7 million, or 330.8%, as compared to June 30, 2020. The increase was primarily a result of rapid deposit growth. AFS securities were $190.4 million at March 31, 2021, an increase of $13.9 million, or 7.9%, as compared to June 30, 2020.

Loans, net of the ACL, were $2.1 billion at March 31, 2021, a decrease of $7.0 million, or 0.3%, as compared to June 30, 2020. Gross loans increased by $3.0 million, or 0.1%, during the first nine months of the fiscal year, while the ACL at March 31, 2021, reflected an increase of $10.1 million, as compared to the balance of our allowance for loan and lease losses (ALLL) at June 30, 2020. The Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, effective as of July 1, 2020, the beginning of our 2021 fiscal year. Adoption resulted in an increase to the ACL of $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, and an increase of $434,000 related to the transition from PCI to PCD methodology, relative to the ALLL as of June 30, 2020, while provisioning in excess of net charge offs during the first quarter of fiscal 2021 increased the ACL by an additional $755,000, as compared to July 1, 2020. The increase in loan balances in the portfolio was primarily attributable to increases in residential real estate loans, drawn construction loan balances, and commercial real estate loans, partially offset by decreases in commercial loans and consumer loans. Residential real estate loans increased primarily due to growth in 1- to 4-family residential lending, as well as increases in multifamily loans. Due to its liquidity position, the Company retained some single-family residential loans which it typically would have sold on the secondary market. Commercial real estate loans increased primarily due to loans secured by nonresidential owner-occupied property. Commercial loan balances decreased primarily as a result of forgiveness of PPP loans, which declined by $31.7 million in the fiscal year to date, but increased by $5.0 million in the quarter ended March 31, 2021, to stand at $100.5 million. “Second draw” PPP loans under the program re-opened by the SBA in January 2021, and funding of these loans more than offset forgiveness payments received during the March quarter. Management expects continued growth of second draw loans to be limited as the program draws to a close in May 2021, and we would expect forgiveness payments to pick up in the next several quarters for larger balance loans originated under the first round of activity and for forgiveness payments to begin to be received for the second round of loans. Loans anticipated to fund in the next 90 days stood at $145.8 million at March 31, 2021, as compared to $85.1 million at December 31, 2020, and $76.6 million at March 31, 2020. The pipeline figures did not include PPP loans, and the amount of PPP loans that were in process at March 31, 2021, was immaterial.

Deposits were $2.4 billion at March 31, 2021, an increase of $183.9 million, or 8.4%, as compared to June 30, 2020. This increase primarily reflected an increase in interest-bearing transaction accounts, noninterest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by a decrease in time deposits. The increase included a $27.0 million increase in public unit funds, and was net of a $13.3 million decrease in brokered deposits. Public unit balances were $332.2 million at March 31, 2021, while brokered time deposits totaled $10.0 million, and brokered money market deposits were $20.1 million. Depositors continue to hold unusually high balances in the uncertain environment. The average loan-to-deposit ratio for the third quarter of fiscal 2021 was 92.4%, as compared to 99.9% for the same period of the prior fiscal year.

FHLB advances were $62.8 million at March 31, 2021, a decrease of $7.2 million, or 10.3%, as compared to June 30, 2020, as the Company’s deposit inflows outpaced loan demand or desired investment portfolio growth. The Company has continued to monitor the availability of the Federal Reserve’s PPP Lending Facility (PPPLF), but has not utilized it to date, given our improved liquidity position and the lack of attractive alternative investment options.

The Company’s stockholders’ equity was $272.9 million at March 31, 2021, an increase of $14.6 million, or 5.6%, as compared to June 30, 2020. The increase was attributable primarily to earnings retained after $4.2 million in cash dividends paid, partially offset by the $7.2 million one-time negative adjustment to retained earnings resulting from the adoption of the CECL standard as well as repurchases of the Company’s common stock. Since re-starting the repurchase program in October 2020, the Company repurchased 184,384 common shares for $6.0 million through March 31, 2021, at an average price of $32.76.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine- Month Periods Ended

March 31, 2021 and 2020

The table below presents certain information regarding our financial condition and net interest income for the three- and nine- month periods ended March 31, 2021 and 2020. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2021			March 31, 2020
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,676,469	21,068	5.03	1,530,387	19,317	5.05
Other loans (1)	469,895	4,937	4.20	420,500	5,652	5.38
Total net loans	2,146,364	26,005	—	1,950,887	24,969	5.12
Mortgage-backed securities	121,453	466	1.54	123,131	733	2.38
Investment securities (2)	76,531	559	2.92	61,258	485	3.16
Other interest earning assets	171,403	70	0.16	7,363	33	1.79
Total interest earning assets (1)	2,515,751	27,100	4.31	2,142,639	26,220	4.89
Other noninterest earning assets (3)	170,301	—		180,981	—
Total assets	$2,686,052	$27,100		$2,323,620	$26,220

Interest bearing liabilities:
Savings accounts	$207,664	135	0.26	164,521	277	0.67
NOW accounts	905,816	1,286	0.57	689,571	1,803	1.05
Money market deposit accounts	243,877	178	0.29	216,805	700	1.29
Certificates of deposit	607,833	1,895	1.25	658,430	3,355	2.04
Total interest bearing deposits	1,965,190	3,494	0.71	1,729,327	6,135	1.42
Borrowings:
FHLB advances	63,068	325	2.06	83,916	439	2.09
Note Payable	—	—	—	3,000	31	4.13
Subordinated debt	15,205	132	3.48	15,105	197	5.22
Total interest bearing liabilities	2,043,463	3,951	0.77	1,831,348	6,802	1.49
Noninterest bearing demand deposits	357,746	—		223,865	—
Other noninterest bearing liabilities	14,221	—		17,634	—
Total liabilities	2,415,430	3,951		2,072,847	6,802
Stockholders’ equity	270,622	—		250,773	—
Total liabilities and stockholders’ equity	$2,686,052	$3,951		$2,323,620	$6,802

Net interest income		$23,149			$19,418
Interest rate spread (4)			3.54%			3.40%
Net interest margin (5)			3.68%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.11%			117.00%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $63.8 million and $43.4 million, respectively, for the three-month period ended March 31, 2021, as compared to $65.0 million and $38.9 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2021			March 31, 2020
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,650,541	62,900	5.08	1,469,320	57,402	5.21
Other loans (1)	511,619	15,837	4.13	437,167	18,628	5.68
Total net loans	2,162,160	78,737	—	1,906,487	76,030	5.32
Mortgage-backed securities	118,393	1,479	1.67	118,577	2,141	2.41
Investment securities (2)	69,723	1,568	3.00	64,010	1,507	3.14
Other interest earning assets	77,362	159	0.27	6,895	110	2.13
Total interest earning assets (1)	2,427,638	81,943	4.50	2,095,969	79,788	5.08
Other noninterest earning assets (3)	171,677	—		183,142	—
Total assets	$2,599,315	$81,943		$2,279,111	$79,788

Interest bearing liabilities:
Savings accounts	$195,516	418	0.28	$164,834	947	0.77
NOW accounts	836,917	3,764	0.60	651,295	5,161	1.06
Money market deposit accounts	238,701	659	0.37	205,495	2,313	1.50
Certificates of deposit	634,770	6,907	1.45	666,549	10,740	2.15
Total interest bearing deposits	1,905,904	11,748	0.82	1,688,173	19,161	1.51
Borrowings:
Securities sold under agreements to repurchse	—	—	—	110	—	0.03
FHLB advances	67,777	1,052	2.07	88,612	1,534	2.31
Note Payable	—	—	—	3,000	102	4.50
Subordinated debt	15,180	403	3.55	15,080	636	5.63
Total interest bearing liabilities	1,988,861	13,203	0.89	1,794,975	21,433	1.59
Noninterest bearing demand deposits	333,278	—		221,603	—
Other noninterest bearing liabilities	13,971	—		17,060	—
Total liabilities	2,336,110	13,203		2,033,638	21,433
Stockholders’ equity	263,205	—		245,473	—
Total liabilities and stockholders' equity	$2,599,315	$13,203		$2,279,111	$21,433

Net interest income		$68,740			$58,355

Interest rate spread (4)			3.61%			3.49%
Net interest margin (5)			3.78%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.06%			116.77%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $64.4 million and $43.4 million, respectively, for the nine-month period ended March 31, 2021, as compared to $64.5 million and $38.7 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine- month periods ended March 31, 2021, compared to the three- and nine- month periods ended March 31, 2020. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2021
	Compared to three-month period ended March 31, 2020
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(1,333)	$2,502	$(133)	$1,036
Mortgage-backed securities	(260)	(10)	3	(267)
Investment securities (2)	(37)	121	(10)	74
Other interest-earning deposits	(30)	735	(668)	37
Total net change in income on interest-earning assets	(1,660)	3,348	(808)	880

Interest-bearing liabilities:
Deposits	(2,838)	466	(269)	(2,641)
Subordinated debt	(66)	1	—	(65)
Note Payable	(31)	(31)	31	(31)
FHLB advances	(7)	(109)	2	(114)
Total net change in expense on interest-bearing liabilities	(2,942)	327	(236)	(2,851)
Net change in net interest income	$1,282	$3,021	$(572)	$3,731

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Nine-month period ended March 31, 2021
	Compared to nine-month period ended March 31, 2020
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(6,503)	$10,252	$(1,042)	$2,707
Mortgage-backed securities	(660)	(3)	1	(662)
Investment securities (2)	(68)	136	(7)	61
Other interest-earning deposits	(96)	1,128	(983)	49
Total net change in income on
interest-earning assets	(7,327)	11,513	(2,031)	2,155

Interest-bearing liabilities:
Deposits	(8,060)	1,510	(863)	(7,413)
FHLB advances	(159)	(361)	38	(482)
Note payable	(101)	(101)	100	(102)
Subordinated debt	(235)	3	(1)	(233)
Total net change in expense on
interest-bearing liabilities	(8,555)	1,051	(726)	(8,230)
Net change in net interest income	$1,228	$10,462	$(1,305)	$10,385

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2021 and 2020

General. Net income for the three-month period ended March 31, 2021, was $11.5 million, an increase of $6.4 million, or 124.7%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, and declines in noninterest expense and provision for credit losses, partially offset by an increase in provision for income taxes.

For the three-month period ended March 31, 2021, basic and fully-diluted net income per share available to common shareholders was $1.27 under both measures, as compared to $0.55 under both measures for the same period of the prior fiscal year, which represented increases of $0.72, or 130.9% under both measures. Our annualized return on average assets for the three-month period ended March 31, 2021, was 1.71%, as compared to 0.88% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2021, was 16.9%, as compared to 8.1% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2021, was $23.1 million, an increase of $3.7 million, or 19.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 17.4% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.68% in the current three-month period, from 3.63% in the same period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets. As a material amount of PPP loans were forgiven and therefore repaid ahead of their scheduled maturity, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In the current quarter, this component of interest income totaled $1.2 million, adding 18 basis points to the net interest margin, with no comparable item in the year ago period.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of Gideon Bancshares Company (the “Gideon Acquisition”), and the Central Federal Acquisition, resulted in $614,000 in net interest income for the three-month period ended March 31, 2021, as compared to $410,000 in net interest income for the same period a year ago. The Company generally expects this component of net interest income will continue to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, these components of net interest income contributed ten basis points to net interest margin in the three-month period ended March 31, 2021, as compared to a contribution of eight basis points in the same period of the prior fiscal year, and as compared to the nine basis point contribution in the linked quarter, ended December 31, 2020, when net interest margin was 3.92%.

For the three-month period ended March 31, 2021, our net interest rate spread was 3.54%, as compared to 3.40% in the year-ago period. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 72 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 58 basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended March 31, 2021, was $27.1 million, an increase of $880,000, or 3.4%, as compared to the same period of the prior fiscal year. The increase was attributed to a 17.4% increase in the average balance of interest-earning assets, partially offset by a 58 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, inclusive of the Central Federal Acquisition and PPP loans originated, while average investment balances increased modestly, and average cash and similar asset balances increased at a substantial rate, accounting for an unusually significant percentage of overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable primarily to loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, lower yields on cash and cash equivalents as well as a higher percentage of earning assets held in this category, and inclusion in the prior period’s results of additional interest income resulting from the resolution of a limited number of nonperforming loans without similar material contributions in the current period, partially offset by the accelerated accretion of interest income from deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the three-month period ended March 31, 2021, was $4.0 million, a decrease of $2.9 million, or 41.9%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 72 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an 11.6% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit and nonmaturity accounts, in addition to our cost of wholesale funding moving lower with market rates and making up a smaller percentage of interest-bearing liabilities. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by lower certificate of deposit balances, FHLB balances, and other borrowing balances.

Provision for Credit Losses. The provision for credit losses for the three-month period ended March 31, 2021, was a credit of $409,000, as compared to a charge of $2.9 million in the same period of the prior fiscal year. The full amount of the recovery in the current period was due to a reduction in the Company’s required allowance for off-balance sheet credit exposure, while the allowance for credit losses was unchanged during the three-month period ended March 31, 2021, aside from net charge offs of $244,000 recognized during the period. The Company assesses that the outlook has generally improved as compared to the year ended June 30, 2020. As a percentage of average loans outstanding, the provision for credit losses in the current three-month period represented a credit of 0.08% (annualized), while the Company recorded net charge offs during the period of 0.05% (annualized). During the same period of the prior fiscal year, the provision for credit losses as a percentage of average loans outstanding represented a charge of 0.58% (annualized), while the Company recorded net charge offs of 0.03% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended March 31, 2021, was $4.5 million, an increase of $1.3 million, or 40.1%, as compared to the same period of the prior fiscal year. In the current period, increases in gains realized on the sale of residential real estate loans originated for that purpose, loan servicing income, bank card interchange income, and a gain on AFS securities were partially offset by decreases in deposit account service charges and other loan fees. Gains realized on the sale of residential real estate loans originated for that purpose increased as origination of these loans was up 180% as compared to the year ago period, while pricing was improved. This increase in volume was due to both refinancing activity and purchase activity, while refinancing activity continued to make up the larger percentage of our volume in the low interest rate environment. Loan servicing income increased primarily due to recognition of a $395,000 impairment charge on mortgage servicing rights in the year ago period, as well as due to continued high levels of originations and an increase in the balance of serviced loans. Bank card interchange income increased due to a 15.5% increase in the number of bank card transactions and a 30.1% increase in bank card dollar volume, as compared to the same quarter a year ago. Deposit service charges decreased primarily due to a reduction in NSF activity.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2021, was $13.5 million, a decrease of $41,000, or 0.03%, as compared to the same period of the prior fiscal year. The decrease was attributable primarily to inclusion in the year ago period of a $300,000 provision for off-balance sheet credit exposure, which, as noted above, will be combined with the provision for credit losses in the current fiscal year and going forward. Additionally, in the year-ago period, the Company reported $76,000 in expenses related to the Central Federal Acquisition, with no comparable charges in the current period. Otherwise, a reduction in charges related to foreclosed property and a reduction in charges to amortize core deposit intangibles were offset by increases in compensation and benefits, occupancy expenses, deposit insurance premiums, and data processing expenses. The increase in compensation and benefits as compared to the prior year primarily reflected standard increases in compensation and benefits over the prior year. Occupancy expenses increased due in part to additional locations, as well as replacement of some ATMs with ITMs with video teller capability, and timing differences in maintenance expenses and purchases of smaller equipment items not capitalized. Deposit insurance premiums reflected a return to a normalized level of premiums after the Company benefited from one-time assessment credits for much of the prior fiscal year. Data processing expenses increased primarily due to licensing of updated productivity, mobility, and security software. The efficiency ratio for the three-month period ended March 31, 2021, was 49.0%, as compared to 59.9% in the same period of the prior fiscal year, with the improvement attributable primarily to the current period’s increases in net interest income and noninterest income, while noninterest expenses were little changed in total.

Income Taxes. The income tax provision for the three-month period ended March 31, 2021, was $3.1 million, an increase of $2.0 million, or 174.2% as compared to the same period of the prior fiscal year, as higher pre-tax income combined with an increase in the effective tax rate, to 21.3%, as compared to 18.1% in the same period a year ago. The higher effective tax rate was attributable primarily to the significant increase in pre-tax income, without corresponding increases in tax-advantaged investments.

Results of Operations – Comparison of the nine-month periods ended March 31, 2021 and 2020

General. Net income for the nine-month period ended March 31, 2021, was $33.5 million, an increase of $12.8 million, or 62.2%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, as well as a decline in provision for credit losses, partially offset by increases in provision for income taxes and noninterest expense.

For the nine-month period ended March 31, 2021, basic and fully-diluted net income per share were $3.69 under both measures, as compared to $2.24 under both measures for the same period of the prior fiscal year, which represented increases of $1.45, or 64.7%, under both measures. Our annualized return on average assets for the nine-month period ended March 31, 2021, was 1.72%, as compared to 1.38% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2021, was 17.0%, as compared to 12.8% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2021, was $68.7 million, an increase of $10.4 million, or 17.8%, as compared to the same period of the prior fiscal year. The increase was attributable to a 15.8% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.78% in the current nine-month period, from 3.71% in the nine-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets. As a material amount of PPP loans were forgiven and therefore repaid ahead of their scheduled maturity, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In the current nine-month period, this component of interest income totaled $2.1 million, adding twelve basis points to the net interest margin, with no comparable item in the year ago period.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the Gideon Acquisition, and the Central Federal Acquisition, resulted in $1.5 million in net interest income for the nine-month period ended March 31, 2021, as compared to $1.4 million in net interest income for the same period a year ago. The Company generally expects this component of net interest income will continue to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, these components of net interest income contributed eight basis points to net interest margin in the nine-month period ended March 31, 2021, as compared to a contribution of nine basis points in the same period of the prior fiscal year. Additionally, in the year-ago period, the Company recognized an additional $608,000 in interest income as a result of the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in the current or linked period. This recognition of interest income in the year-ago period contributed four basis points to net interest margin.

For the nine-month period ended March 31, 2021, our net interest spread was 3.61%, as compared to 3.49% in the nine-month period a year ago. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 70 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 58 basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the nine-month period ended March 31, 2021, was $81.9 million, an increase of $2.2 million, or 2.7%, as compared to the same period of the prior fiscal year. The increase was attributed to a 15.8% increase in the average balance of interest-earning assets, partially offset by a 58 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, inclusive of the Central Federal Acquisition and PPP loans originated, while average investment balances increased modestly, and average cash and similar asset balances experienced a large increase, contributing significantly to overall interest-earning asset growth.

The decrease in the average yield on interest-earning assets was attributable primarily to loans (including PPP loans) originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, lower yields on cash and cash equivalents as well as a higher percentage of earning assets held in this category, and inclusion in the prior period’s results of additional interest income resulting from the resolution of a limited number of nonperforming loans without similar material contributions in the current period, partially offset by the accelerated accretion of interest income from deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the nine-month period ended March 31, 2021, was $13.2 million, a decrease of $8.2 million, or 38.4%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 70 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 10.8% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction of rates offered on certificates of deposit and nonmaturity accounts, in addition to our cost of wholesale funding moving lower with market rates and making up a smaller percentage of interest-bearing liabilities. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by lower certificate of deposit balances, FHLB balances, and other borrowing balances.

Provision for Credit Losses. The provision for credit losses for the nine-month period ended March 31, 2021, was $1.6 million, as compared to $4.1 million in the same period of the prior fiscal year. Reduced provisioning was attributed primarily to a generally improved economic outlook as compared to the year-ago period, moderated growth in unguaranteed loan balances, along with relatively consistent levels of net charge offs, and reductions in adversely classified credits, delinquent loans, and nonperforming loans. As a percentage of average loans outstanding, the provision for credit losses in the current nine-month period represented a charge of 0.10% (annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, the provision for credit losses as a percentage of average loans outstanding represented a charge of 0.29% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the nine-month period ended March 31, 2021, was $15.2 million, an increase of $4.8 million, or 46.1%, as compared to the same period of the prior fiscal year. Increases in net gains realized on sales of residential loans originated for sale into the secondary market, loan servicing fees, earnings on bank-owned life insurance, and bank card interchange income were partially offset by a decrease in deposit account service charges. Gains realized on the sale of residential real estate loans originated for that purpose increased as origination of these loans more than tripled as compared to the year ago period, while pricing was improved. This increase in volume was due to both refinancing activity and purchase activity, while refinancing activity continued to make up the larger percentage of our volume in the low interest rate environment. Earnings on bank-owned life insurance were increased by a non-recurring benefit of $696,000. Loan servicing income increased primarily due to recognition of a $395,000 impairment charge on mortgage servicing rights in the previous fiscal year to date, as well as due to continued high levels of originations and an increase in the balance of serviced loans. Bank card interchange income increased as a result of a 11.4% increase in the number of bank card transactions and a 21.3% increase in bank card dollar volume, as compared to the nine-month period a year ago.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2021, was $39.8 million, an increase of $903,000, or 2.3%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, deposit insurance premiums, data processing expenses, and occupancy expenses, partially offset by inclusion in the year ago period of a $516,000 provision for off-balance sheet credit exposure, which, as noted above, will be combined with the provision for credit losses in the current fiscal year and going forward. Additionally, the Company noted reductions in amortization of core deposit intangibles, foreclosed property expenses, advertising expense, and other expenses, including losses on the disposition of fixed assets. In the year-ago period, the Company reported $101,000 in expenses related to the Central Federal Acquisition, with no comparable charges in the current fiscal year-to-date. The increase in compensation and benefits as compared to the prior year primarily reflected standard increases in compensation and benefits over the prior year. Deposit insurance premiums reflected a return to a normalized level of premiums after the Company benefited from one-time assessment credits for much of the prior fiscal year. Data processing expenses increased due to licensing of updated productivity, mobility, and security software, and have also been higher since the implementation of a new core data processing environment late in the first quarter of fiscal 2020. Occupancy expenses increased in part due to additional locations, as well as replacement of some ATMs with ITMs with video teller capability. The efficiency ratio for the nine-month period ended March 31, 2021, was 47.5%, as compared to 56.6% in the same period of the prior fiscal year, with the improvement attributable primarily to the current period’s increases in net interest income and noninterest income, while expense growth was contained.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2021, was $9.0 million, an increase of $4.0 million, or 79.0%, as higher pre-tax income combined with an increase in the effective tax rate, to 21.2%, as compared to 19.6% in the same period a year ago. The higher effective tax rate was attributable primarily to the significant increase in pre-tax income, without corresponding increases in tax-advantaged investments.

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

The following table summarizes changes in the ACL over the three- and nine-month periods ended March 31, 2021 and 2020:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$35,471	$20,814	$25,139	$19,903
Impact of CECL adoption	—	—	9,333	—
Loans charged off:
Residential real estate	(68)	(133)	(178)	(305)
Construction	—	—	—	—
Commercial business	(42)	(26)	(276)	(173)
Commercial real estate	(91)	(12)	(90)	(12)
Consumer	(57)	(19)	(130)	(117)
Gross charged off loans	(258)	(190)	(674)	(607)
Recoveries of loans previously charged off:
Residential real estate	1	—	1	18
Construction	—	—	—	—
Commercial business	7	27	26	28
Commercial real estate	—	—	1	15
Consumer	6	7	16	17
Gross recoveries of charged off loans	14	34	44	78
Net charge offs	(244)	(156)	(630)	(529)
Provision charged to expense	—	2,850	1,385	4,134
Balance, end of period	$35,227	$23,508	$35,227	$23,508

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

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. For the nine-month period ended March 31, 2021, the ACL increased by an additional $755,000, reflecting a charge to provision for credit losses of $1.4 million, and net charge offs of $630,000. The charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at March 31, 2021, and as of that date the Company’s ACL was $35.2 million. While the Company’s management believes the ACL at March 31, 2021, is adequate, based on that estimate, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ALLL as of	total
	March 31, 2021	ACL	June 30, 2020	ALLL
Real Estate Loans:
Residential	$9,755	27.7%	$4,875	19.4%
Construction	2,018	5.7%	2,010	8.0%
Commercial	17,218	48.9%	12,132	48.3%
Consumer loans	1,204	3.4%	1,182	4.7%
Commercial loans	5,032	14.3%	4,940	19.6%
	$35,227	100.0%	$25,139	100.0%

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

In recent months, following regulatory guidance encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic, the Company has granted payment deferrals or interest-only modifications for borrowers. For loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers anticipated difficulties in the coming months due to impact of the pandemic, the Company elected to not apply requirements of U.S. GAAP related to TDRs, as allowed for in the CARES Act. At March 31, 2021, interest-only and payment deferral modifications were in effect for approximately 18 loans totaling $40.4 million, as compared to approximately 900 loans totaling $380.2 million either modified or deferred at June 30, 2020. Generally, deferrals were granted for three-month periods, while interest-only modifications were for nine-month periods. Some loans were granted additional deferrals or modifications, and these loans were generally reviewed for potential adverse credit classification. For borrowers whose payment terms have not returned to the original payment terms under their loan agreement as of March 31, 2021, the Company has generally classified the loan as a “watch” status credit. Loans remaining under a CARES Act modification or deferral not accounted for as TDRs at March 31, 2021 and placed on watch status total $15.8 million, while four loans with interest-only modifications in the hotel industry totaling $23.7 million have been downgraded to special mention credit status. At April 30, 2021, the balance of 19 loans for which payment deferrals or interest-only modifications were in place under such provisions totaled $40.6 million. The table below illustrates the amount of such deferrals and modifications in relation to our loan portfolio by loan type and collateral or industry.

	As of April 30, 2021			As of March 31, 2021
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications
1‑ to 4‑family residential loans	$453,599	$328	$—	$97	$—
Multifamily residential loans	207,917	—	10,581	—	10,581
Total residential loans	661,516	328	10,581	97	10,581
1‑ to 4‑family owner-occupied construction loans	19,116	—	—	—	—
1‑ to 4‑family speculative construction loans	11,501	—	—	—	—
Multifamily construction loans	62,945	—	—	—	—
Other construction loans	36,574	—	—	—	—
Total construction loan balances drawn	130,136	—	—	—	—
Agricultural real estate loans	179,370	—	—	—	—
Loans for vacant land - developed, undeveloped, and other purposes	51,704	—	—	—	—
Owner-occupied commercial real estate loans to:
Churches and nonprofits	20,688	—	621	—	621
Non-professional services	19,326	—	151	—	151
Retail	26,164	—	—	—	—
Automobile dealerships	15,033	—	—	—	—
Healthcare providers	7,318	—	—	—	—
Restaurants	48,286	—	—	—	—
Convenience stores	21,233	—	—	—	—
Automotive services	7,625	—	—	—	—
Manufacturing	12,930	—	—	—	—
Professional services	13,469	—	—	—	—
Warehouse/distribution	5,526	—	—	—	—
Grocery	5,342	—	—	—	—
Other	48,041	—	816	—	816
Total owner-occupied commercial real estate loans	250,981	—	1,588	—	1,588

	As of April 30,2021			As of March 31, 2021
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(continued, dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications
Non-owner-occupied commercial real estate loans to:
Care facilities	35,321	—	—	—	—
Non-professional services	12,474	—	—	—	—
Retail	25,525	—	—	—	—
Healthcare providers	16,990	—	—	—	—
Restaurants	45,468	—	—	—	—
Convenience stores	15,847	—	—	—	—
Automotive services	4,187	—	—	—	—
Hotels	79,626	—	28,092	—	28,092
Manufacturing	5,080	—	—	—	—
Storage units	13,874	—	—	—	—
Professional services	6,939	—	—	—	—
Multi-tenant retail	72,186	—	—	—	—
Warehouse/distribution	25,118	—	—	—	—
Other	41,388	—	—	—	—
Total non-owner-occupied commercial real estate loans	400,023	—	28,092	—	28,092
Total commercial real estate	882,078	—	29,680	—	29,680
Home equity lines of credit	37,712	—	—	—	—
Deposit-secured loans	3,955	—	—	—	—
All other consumer loans	34,480	19	—	29	—
Total consumer loans	76,147	19	—	29	—
Agricultural production and equipment loans	87,773	—	—	—	—
Loans to municipalities or other public units	8,616	—	—	—	—
Commercial and industrial loans to:	—	—	—	—	—
Forestry, fishing, and hunting	10,020	—	—	—	—
Construction	18,995	—	—	—	—
Finance and insurance	52,125	—	—	—	—
Real estate rental and leasing	20,722	—	—	—	—
Healthcare and social assistance	20,328	—	—	—	—
Accommodations and food services	16,485	—	—	—	—
Manufacturing	11,708	—	—	—	—
Retail trade	39,118	—	—	—	—
Transportation and warehousing	22,244	—	—	—	—
Professional services	3,480	—	—	—	—
Administrative support and waste management	7,709	—	—	—	—
Arts, entertainment, and recreation	3,399	—	—	—	—
Other commercial loans	104,405	—	12	—	12
Total commercial and industrial loans	330,738	—	12	—	12
Total commercial loans	427,127	—	12	—	12
Total gross loans receivable, excluding deferred loan fees	$2,177,004	$347	$40,273	$126	$40,273

At March 31, 2021, the Company had loans of $20.8 million, or 0.96% of total loans, adversely classified ($20.0 million classified “substandard”; $857,000 classified “doubtful”), as compared to loans of $24.5 million, or 1.13% of total loans, adversely classified ($23.6 million classified “substandard”; $888,000 classified “doubtful”) at June 30, 2020, and $28.4 million, or 1.43% of total loans, adversely classified ($27.5 million classified “substandard”; $888,000 classified “doubtful”) at March 31, 2020. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.8 million at March 31, 2021. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans decreased from $6.4 million at June 30, 2020, to $4.3 million at March 31, 2021. Total past due loans were $15.9 million at March 31, 2020.

In connection with the adoption of ASU 2016-13, the Company also revised its analysis of its unused lines of credit and recorded a one-time cumulative effect adjustment to the allowance for off-balance sheet exposures totaling $268,000, offset by a reduction to retained earnings, net of deferred taxes, of $209,000. For the nine-month period ended March 31, 2021, the allowance for off-balance sheet exposures increased by an additional $206,000, funded by a charge to provision for credit losses, primarily due to an increase of $51.2 million in unfunded commitments (unused lines of credit). At March 31, 2021, approximately $2.4 million was accrued within other liabilities related to off-balance sheet credit exposures. In prior periods the charge for credit loss expense for off-balance sheet credit exposures was included in other non-interest expense in the Company’s consolidated statements of income, whereas under updated regulatory accounting guidelines, that figure is combined with the provision for credit losses beginning July 1, 2020.

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

(dollars in thousands)	March 31, 2021	June 30, 2020	March 31, 2020
Nonaccruing loans:
Residential real estate	$3,463	$4,010	$4,524
Construction	—	—	—
Commercial real estate	2,496	3,106	5,938
Consumer	181	196	269
Commercial business	616	1,345	697
Total	6,756	8,657	11,428

Loans 90 days past due accruing interest:
Residential real estate	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	—	—

Total nonperforming loans	6,756	8,657	11,428

Foreclosed assets held for sale:
Real estate owned	2,651	2,561	3,401
Other nonperforming assets	—	9	38
Total nonperforming assets	$9,407	$11,227	$14,867

At March 31, 2021, TDRs totaled $11.3 million, of which $4.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $7.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2021, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2020, TDRs totaled $11.2 million, of which $2.6 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $8.6 million in TDRs at June 30, 2020, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2021, nonperforming assets totaled $9.4 million, as compared to $11.2 million at June 30, 2020, and $14.9 million at March 31, 2020. The decrease in nonperforming assets from one year earlier was attributable primarily to a decrease in nonaccrual loans, as the Company resolved some nonaccrual loans which had been acquired in the Gideon Acquisition.

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

At March 31, 2021, the Company had outstanding commitments and approvals to extend credit of approximately $536.7 million (including $337.6 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2021, the Bank had pledged $808.0 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $446.9 million, of which $63.2 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.2 billion, subject to available collateral. Also, at March 31, 2021, the Bank had pledged a total of $249.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $203.2 million in primary credit borrowings from the Federal Reserve’s discount window. The Company has continued to monitor the availability of the Federal Reserve’s PPP Lending Facility (PPPLF), but has not utilized it to date, and given our improved liquidity position and the lack of attractive alternative investment options, does not expect to do so. The Company has processed PPP loan forgiveness applications totaling $85.8 million in the fiscal year to date as of March 31, 2021 and had outstanding $100.5 million of such loans as of that date. The Company expects continued growth of second draw loans to be limited as the program draws to a close in May 2021, and would expect forgiveness payments to pick up in the next several quarters for larger balance loans originated under the first round of activity and for forgiveness payments to begin to be received for the second round of loans. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of March 3, 2021, and June 30, 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules to provide temporary relief to community banking organizations, and adopted the final rule with no changes in October 2020. Under the rules, the CBLR requirement was a minimum of 8.0% for the remainder of calendar year 2020, and is 8.5% for calendar year 2021, and 9.0% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

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

As of March 31, 2021, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$304,620	14.35%	$169,790	8.00%	n/a	n/a
Southern Bank	299,476	14.20%	168,744	8.00%	210,930	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	278,074	13.10%	127,342	6.00%	n/a	n/a
Southern Bank	273,092	12.95%	126,558	6.00%	168,744	8.00%
Tier I Capital (to Average Assets)
Consolidated	278,074	10.40%	106,925	4.00%	n/a	n/a
Southern Bank	273,092	10.23%	106,772	4.00%	133,465	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	262,856	12.39%	95,507	4.50%	n/a	n/a
Southern Bank	273,092	12.95%	94,918	4.50%	137,104	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$278,924	13.17%	$169,473	8.00%	n/a	n/a
Southern Bank	271,137	12.88%	168,355	8.00%	210,444	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	252,609	11.92%	127,105	6.00%	n/a	n/a
Southern Bank	244,822	11.63%	126,266	6.00%	168,355	8.00%
Tier I Capital (to Average Assets)
Consolidated	252,609	9.95%	101,528	4.00%	n/a	n/a
Southern Bank	244,822	9.66%	101,370	4.00%	126,713	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	237,467	11.21%	95,328	4.50%	n/a	n/a
Southern Bank	244,822	11.63%	94,700	4.50%	136,789	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2021, fixed rate 1- to 4-family residential loan production totaled $238.9 million (of which $133.2 million was originated for sale into the secondary market), as compared to $100.3 million during the same period of the prior fiscal year (of which $25.7 million was originated for sale into the secondary market). At March 31, 2021, the fixed rate residential loan portfolio was $313.4 million with a weighted average maturity of 183 months, as compared to $218.1 million at March 31, 2020, with a weighted average maturity of 134 months. The Company originated $15.9 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2021, as compared to $24.4 million during the same period of the prior fiscal year. At March 31, 2021, fixed rate loans with remaining maturities in excess of 10 years totaled $187.3 million, or 8.8% of net loans receivable, as compared to $86.3 million, or 4.4% of net loans receivable at March 31, 2020. The Company originated $246.0 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2021, as compared to $292.4 million during the same period of the prior fiscal year. The Company also originated $55.1 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2021, as compared to $30.1 million during the same period of the prior fiscal year. At March 31, 2021, adjustable-rate home equity lines of credit decreased to $38.2 million, as compared to $45.0 million at March 31, 2020. At March 31, 2021, the Company’s investment portfolio had an expected weighted-average life of 4.6 years, compared to 4.2 years at March 31, 2020. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2021, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$257,029	$(32,075)	(11)%	10.03%	(0.47)%
+200 bp	275,651	(13,453)	(5)%	10.51%	0.01%
+100 bp	291,583	2,480	1%	10.85%	0.35%
0 bp	289,103	—	—	10.50%	—%
‑100 bp	318,593	29,489	10%	11.39%	0.89%
‑200 bp	333,499	44,395	15%	11.86%	1.36%
‑300 bp	338,644	49,541	17%	12.02%	1.52%

June 30, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$238,832	$(16,824)	(7)%	9.99%	(0.07)%
+200 bp	251,461	(4,196)	(2)%	10.31%	0.25%
+100 bp	262,302	6,645	3%	10.53%	0.47%
0 bp	255,657	—	—	10.06%	0.00%
‑100 bp	268,902	13,245	5%	10.49%	0.43%
‑200 bp	277,452	21,795	9%	10.79%	0.73%
‑300 bp	283,773	28,116	11%	11.01%	0.95%

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number (or
			Total Number of Shares (or	Approximate Dollar Value)
	Total Number of		Units) Purchased as Part of	of Shares (or Units) that
	Shares (or Units)	Average Price Paid per	Publicly Announced Plans	May Yet be Purchased
Period	Purchased	Share (or Unit)	or Programs	Under the Plans or Program
1/1/2021 thru 1/31/2021	25,380	$32.09	25,380	115,878
2/1/2021 thru 2/29/2021	23,474	34.37	23,474	92,404
3/1/2021 thru 3/31/2021	44,737	39.79	44,737	47,667
Total	93,591	$36.35	93,591	47,667

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
	6.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2020 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference)
10.2	Director Fee Arrangements for 2020 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference)
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 10, 2021	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)