Form 10-K
period 2021-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2021-09-13
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021                    OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).  Yes ⌧ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $242.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 10, 2021, there were issued and outstanding 8,894,568 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART I

Item 1. Description of Business

General

Southern Missouri Bancorp, Inc. ("Company") is a bank holding company and the parent company of Southern Bank (“Bank”). The Company changed its state of incorporation to Missouri on April 1, 1999, after originally incorporating in Delaware on December 30, 1993 for the purpose of becoming the holding company for the Bank, which was known as Southern Missouri Savings Bank upon completion of its conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1.8 million shares of its common stock to the public. The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol "SMBC".

The Bank was originally chartered by the state of Missouri as a mutual savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. On June 4, 2004, Southern Missouri Bank & Trust Co. converted from a Missouri chartered stock savings bank to a Missouri state chartered trust company with banking powers ("Charter Conversion"). On June 1, 2009, the institution changed its name to Southern Bank.

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

The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB"), and, to a lesser extent, brokered deposits, to invest in one- to four-family residential mortgage loans, mortgage loans secured by commercial real estate, commercial non-mortgage business loans, construction loans, and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), municipal bonds, and other permissible investments.

At June 30, 2021, the Company had total assets of $2.7 billion, total deposits of $2.3 billion and stockholders’ equity of $283.4 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans and investment securities, and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans and loan servicing income, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

COVID-19 Pandemic Response

Southern Missouri remains committed to serving our communities in this difficult time, and to the safety of our team members and customers.

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. At times, some facilities have again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities. From the initial onset of the pandemic in March, 2020, the Company has worked to increase our telework capabilities, and we have had as many as 10-15% of our team members working remotely during the month of August, 2021 either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. While continuing to encourage safety, the Company has relaxed restrictions on business travel, although some training events or conferences our team members would typically have attended remained in online format. The Company chose not to extend beyond March 31, 2021, the additional leave provisions (over and above the Company’s standard paid time off policy) provided for under the Families First Coronavirus Response Act (the FFCRA) or the CARES Act. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of August 20, 2021, total PPP loans outstanding were reduced to $37.0 million.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs). As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications were reduced to six loans with balances totaling $23.9 million, and of these, $23.7 million are now considered a “special mention” status credit in regards to classification. For more information regarding these deferrals and modifications, see discussion included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Credit Losses).

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

On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”) and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction. At closing, Gideon held total assets of $217 million, loans, net, of $144 million, and deposits of $171 million. The Company acquired Gideon primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. The goodwill of $1.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and First Commercial. Goodwill from this transaction was assigned to the acquisition of First Commercial, and was not deductible for tax purposes.

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. (“Bancshares”), and its wholly owned subsidiary, Southern Missouri Bank of Marshfield (“SMB-Marshfield”), in a stock and cash transaction. SMB-Marshfield was merged into the Bank at acquisition. At closing, Bancshares held total assets of $86.2 million, loans, net, of $68.3 million, and deposits of $68.2 million. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in a market where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. The goodwill of $4.4 million arising from the acquisition consisted largely of synergies and economies of scale expected from combining the operations of the Bank and SMB-Marshfield. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and was not deductible for tax purposes.

On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp), and its subsidiary, Capaha Bank (Capaha), Tamms, Illinois, in a stock and cash transaction. Capaha was merged into the Bank at acquisition. At closing, Tammcorp held total assets of $187 million, loans, net, of $153 million, and deposits of $167 million. The Company acquired Capaha primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. A Tammcorp note payable of $3.7 million was contractually required to be repaid in conjunction with the acquisition. The goodwill of $4.1 million arising from the acquisition consisted largely of synergies and economies of scale expected from combining the operations of the Bank and Capaha. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and was not deductible for tax purposes.

On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri, in a stock and cash transaction (the “Peoples Acquisition”). Peoples was merged into the Bank in early December, 2014, in connection with the conversion of Peoples’ data system. At closing, PSC held total assets of $267 million, loans, net, of $193 million, and deposits of $221 million. The Company acquired Peoples primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consisted largely of synergies and economies of scale expected from combining the operations of the Bank and Peoples. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and was not deductible for tax purposes.

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

●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto;
●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and in real estate values;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits in our market area;
●	legislative or regulatory changes that adversely affect our business;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	the impact of technological changes; and
●	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 46 full service branch offices and two limited service branch offices, as of June 30, 2021. The branch offices are located in Poplar Bluff (4), Van Buren, Dexter (2), Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (2), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, and Rolla, Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob, Bradford, and Cabot, Arkansas; and Anna, Cairo, and Tamms, Illinois. In August 2021, a new branch was opened inWest Plains, Missouri.

For purposes of management and oversight of its operations, the Bank has organized its facilities into three regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 248,000, and included within this market area is the Cape Girardeau, Missouri, Metropolitan Statistical Area (MSA), which has a population of approximately 97,000. At June 30, 2021 the Bank’s south region includes 13 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, Lonoke, and White counties in Arkansas. These counties have a total population of approximately 425,000, and included within this market area is the Jonesboro, Arkansas, MSA, which has a population of approximately 136,000. The Cabot, Arkansas, branch in Lonoke County, is located in the northeast corner of the Little Rock, Arkansas, MSA. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 554,000, and included within this market area is the Springfield, Missouri, MSA, which has a population of approximately 475,000. Each of these markets also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area.

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

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2021, the Bank was one of 26 bank or saving association groups located in its east region competing for approximately $6.6 billion in deposits at FDIC-insured institutions, one of 42 bank or saving association groups located in its south region (eight of these institutions overlap with the Bank’s east region) competing for $9.1 billion in deposits, and one of 45 bank or savings association groups located in its west region (13 of these overlap with the Bank’s east or south regions) competing for $15.1 billion in deposits.

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

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2021, the Bank had purchased participations in 23 loans totaling $83.0 million.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer, Rick Windes, Regional President Justin Cox, and our Chief Credit Officer, Mark Hecker (our “Senior Lending and Credit Officers”). The Chief Lending Officer and Regional President are responsible for oversight of loan production. The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of three Regional Small Business Loan Committees, one of three Regional Senior Loan Committees, an Agricultural Loan Committee, or a Senior Agricultural Loan Committee.

The Regional Small Business Loan Committees each consists of lenders selected by our Senior Lending and Credit Officers, and is authorized to approve lending relationships up to $1.5 million. The Regional Senior Loan Committees each consists of one director appointed by the Board of Directors, and senior lenders selected by our Senior Lending and Credit Officers. Each Regional Senior Loan Committee is authorized to approve lending relationships up to $3.0 million. The Bank’s Agricultural Loan Committee consists of several lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers, and is authorized to approve agricultural lending relationships up to $1.5 million. The Senior Agricultural Loan Committee consists of our Chief Credit Officer, as well as several senior lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers. The Senior Agricultural Loan Committee is authorized to approve agricultural lending relationships up to $5.0 million.

Lending relationships above $3.0 million require approval of our Bank Senior Loan Committee, comprised of our Senior Lending and Credit Officers and two senior lenders from each region, or the approval of our Executive Loan Committee, comprised of our Chief Executive Officer and our Senior Lending and Credit Officers. In addition to the approval of the Bank Senior Loan Committee or the Executive Loan Committee, lending relationships in excess of $5.0 million require the approval of the Directors’ Loan Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2021, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $81.4 million. At June 30, 2021, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $35.2 million to $14.6 million, net of participation interests sold. As of June 30, 2021, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$721,216	32.78%	$627,357	29.29%	$491,992	26.65%	$450,919	28.84%	$442,463	31.66%
Commercial real estate (1)	889,793	40.44	887,419	41.43	840,777	45.53	704,647	45.07	603,922	43.21
Construction	208,824	9.49	185,924	8.68	123,287	6.68	112,718	7.21	106,782	7.63
Total mortgage loans	1,819,833	82.71	1,700,700	79.40	1,456,056	78.86	1,268,284	81.12	1,153,167	82.50
Other Loans:
Automobile loans	15,146	0.69	12,084	0.56	11,379	0.62	9,056	0.58	6,378	0.46
Commercial business (2) (3)	414,124	18.82	468,448	21.87	355,874	19.27	281,272	17.99	247,184	17.68
Home equity	37,783	1.72	43,149	2.01	43,369	2.35	39,218	2.51	35,222	2.52
Other	24,745	1.12	25,534	1.20	42,786	2.32	30,297	1.94	22,051	1.58
Total other loans	491,798	22.35	549,215	25.64	453,408	24.56	359,843	23.02	310,835	22.24
Total loans	2,311,631	105.06	2,249,915	105.04	1,909,464	103.42	1,628,127	104.14	1,464,002	104.74
Less:
Undisbursed loans in process	74,540	3.39	78,452	3.66	43,153	2.34	46,533	2.98	50,740	3.63
Deferred fees and discounts	3,625	0.16	4,395	0.21	3	0.00	—	—	(6)	(0.00)
Allowance for loan losses	33,222	1.51	25,139	1.17	19,903	1.08	18,214	1.16	15,538	1.11
Net loans receivable	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%

Type of Security:
Residential real estate
One-to four-family	$526,208	23.92%	$482,009	22.50%	$395,317	21.41%	$414,258	26.50%	$352,723	25.24%
Multi-family	359,200	16.33	286,654	13.38	172,303	9.33	137,238	8.78	151,585	10.85
Commercial real estate	701,438	31.88	688,145	32.13	647,078	35.05	502,073	32.11	463,890	33.19
Land	232,987	10.59	243,892	11.39	241,360	13.07	214,715	13.73	184,967	13.23
Commercial	414,124	18.82	468,448	21.88	355,874	19.28	281,272	17.99	247,184	17.68
Consumer and other	77,674	3.52	80,767	3.77	97,532	5.28	78,571	5.03	63,653	4.55
Total loans	2,311,631	105.06	2,249,915	105.04	1,909,464	103.42	1,628,127	104.14	1,464,002	104.74

Less:
Undisbursed loans in process	74,540	3.39	78,452	3.66	43,153	2.34	46,533	2.98	50,740	3.63
Deferred fees and discounts	3,625	0.16	4,395	0.21	3	0.00	—	—	(6)	(0.00)
Allowance for loan losses	33,222	1.51	25,139	1.17	19,903	1.08	18,214	1.16	15,538	1.11
Net loans receivable	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%
(1)	Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $180.6 million, $185.3 million, $182.7 million, $160.3 million, and $140.0 million as of June 30, 2021, 2020, 2019, 2018, and 2017, respectively.
(2)	Commercial business loan balances included agricultural equipment and production loans of $104.9 million, $100.3 million, $95.5 million, $81.5 million, and $85.7 million as of June 30, 2021, 2020, 2019, 2018 and 2017, respectively.
(3)	Commercial business loan balances included PPP loans of $63.0 million and $132.3 million as of June 30, 2021 and 2020, respectively, and none as of June 30, 2019, 2018, and 2017.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$556,360	25.29%	$407,437	19.02%	$254,234	13.77%	$207,405	13.27%	$189,054	13.53%
Commercial real estate	743,976	33.81	725,830	33.89	658,874	35.68	557,556	35.66	476,132	34.06
Construction	202,309	9.19	183,214	8.55	116,304	6.30	104,995	6.72	89,542	6.40
Consumer	37,045	1.68	35,139	1.64	51,905	2.81	36,784	2.35	26,305	1.88
Commercial business	303,996	13.82	365,219	17.05	222,290	12.04	151,766	9.71	137,613	9.85
Total fixed-rate loans	1,843,686	83.79	1,716,839	80.15	1,303,607	70.60	1,058,506	67.71	918,646	65.72
Adjustable-Rate Loans:
Residential real estate	164,856	7.49	219,920	10.27	237,758	12.88	243,514	15.58	253,409	18.13
Commercial real estate	145,817	6.63	161,589	7.54	181,903	9.85	147,091	9.41	127,790	9.14
Construction	6,515	0.30	2,710	0.13	6,983	0.38	7,723	0.49	17,240	1.23
Consumer	40,629	1.84	45,628	2.13	45,629	2.47	41,787	2.67	37,346	2.67
Commercial business	110,128	5.01	103,229	4.82	133,584	7.23	129,506	8.28	109,571	7.85
Total adjustable-rate loans	467,945	21.27	533,076	24.89	605,857	32.81	569,621	36.43	545,356	39.02
Total loans	2,311,631	105.06	2,249,915	105.04	1,909,464	103.41	1,628,127	104.14	1,464,002	104.74
Less:
Undisbursed loans in process	74,540	3.39	78,452	3.66	43,153	2.34	46,533	2.98	50,740	3.63
Net deferred loan fees	3,625	0.16	4,395	0.21	3	0.00	—	—	(6)	(0.00)
Allowance for loan loss	33,222	1.51	25,139	1.17	19,903	1.07	18,214	1.16	15,538	1.11
Net loans receivable	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank’s marketing campaigns. At June 30, 2021, residential loans secured by one- to four-family residences totaled $467.2 million, or 21.2% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2021, the Bank originated $18.5 million of ARM loans and $158.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $152.9 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-100 basis points, but does not require private mortgage insurance. At June 30, 2021, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $98.4 million. For fiscal years ended June 30, 2021, 2020, 2019, 2018, and 2017, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $52.2 million, $45.9 million, $23.3 million, $26.3 million, and $25.0 million, respectively, totaling $172.6 million. The outstanding balance of those loans at June 30, 2021, was $84.8 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank for retention in its portfolio conform to secondary market underwriting standards; however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2021, one- to four-family loans with a fixed rate totaled $346.9 million and had a weighted-average maturity of 187 months.

The Bank currently originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2021, one- to four-family loans tied to the CMT index totaled $91.3 million. One- to four-family loans tied to other indices totaled $29.9 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2021 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2021, the Bank had $254.0 million, or 11.5% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, nursing homes and other healthcare related facilities, land (improved and unimproved), convenience stores, automobile dealerships, and other automotive-related services, warehouses and distribution centers, and other businesses generally located in the Bank’s market area. At June 30, 2021, the Bank had $889.8 million in commercial real estate loans, which represented 40.4% of net loans receivable. Of this amount, $180.6 million were loans secured by agricultural properties. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio.

Commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial fixed-rate period up to seven years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank’s fixed-rate commercial real estate portfolio has a weighted average maturity of 63 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, loans for improved commercial properties do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2021, the Bank had $208.8 million, or 9.5% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-occupied or non-owner occupied commercial real estate. At June 30, 2021, $59.0 million of the Bank’s construction loans were secured by one- to four-family residential real estate, $105.2 million were secured by multi-family residential real estate, and $44.6 million were secured by commercial real estate. Included in the one- to four-family residential real estate construction loans were $17.9 million in loans for speculative construction, while the multifamily construction loans included $73.5 million participation loans purchased for developments awarded low income housing tax credits, and for which a firm takeout commitment exists (see “Loan Originations, Sales, and Purchases”). During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in six to twelve months, while multifamily or commercial construction loans typically mature in 12 to 24 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2021, the Bank’s consumer loan portfolio totaled $77.7 million, or 3.5% of net loans receivable.

Home equity loans represented 48.6% of the Bank’s consumer loan portfolio at June 30, 2021, and totaled $37.8 million, or 1.7% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are generally issued for up to 90% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs are secured by residential properties, which is generally considered to be stronger collateral than that securing other consumer loans. In addition, because of the adjustable rate structure, HELOCs present less interest rate risk to the Bank.

Automobile loans represented 19.5% of the Bank’s consumer loan portfolio at June 30, 2021, and totaled $15.1 million, or 0.69% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2021, the Bank had $414.1 million in commercial business loans outstanding, or 18.8% of net loans receivable. Of this amount, $104.9 million were loans related to agriculture, including amortizing equipment loans and annual production lines. At June 30, 2021, commercial loan balances included $63.0 million in PPP loans outstanding. The Bank expects the percentage of commercial business loans in its total loan portfolio to modestly decline in the near term as these borrowers’ loans are forgiven by the SBA, but expects the percentage of the loan portfolio attributable to commercial business loans to remain relatively stable over the long term.

The Bank currently offers both fixed and adjustable rate commercial business loans. At fiscal year end, the Bank had $304.0 million in fixed rate and $110.1 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2021. Commitments to extend credit totaled $491.6 million at June 30, 2021.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$24,242	$17,000	$16,000	$287	$57,529
Certificates of deposit	358,777	152,202	51,607	—	562,586
Total	$383,019	$169,202	$67,607	$287	$620,115

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction loans in process	$74,540	$—	$—	$—	$74,540
Other loan commitments	355,291	14,441	11,153	36,199	417,084
	$429,831	$14,441	$11,153	$36,199	$491,624

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2021, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	10 Years	10 Years	Total

	(Dollars in thousands)
Residential real estate	$133,660	$175,846	$204,360	$207,350	$721,216
Commercial real estate	234,086	396,215	248,639	10,853	889,793
Construction	175,989	23,688	9,147	—	208,824
Consumer	44,109	28,940	4,524	101	77,674
Commercial business	181,317	190,426	40,488	1,893	414,124
Total loans	$769,161	$815,115	$507,158	$220,197	$2,311,631

As of June 30, 2021, loans with a maturity date after June 30, 2022, with fixed interest rates totaled $1.4 billion, and loans with a maturity date after June 30, 2022, with adjustable rates totaled $99.2 million.

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

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2021, the Bank originated $971.8 million of loans, compared to $848.1 million and $606.3 million, respectively, in fiscal 2020 and 2019. Of these loans, mortgage loan originations were $771.2 million, $570.1 million, and $437.6 million in fiscal 2021, 2020, and 2019, respectively. Increases in originations over recent periods is attributed to PPP lending activity, increased borrower refinancing, and an expanded market area and customer base following recent acquisitions.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2021, the Bank committed to purchase $37.5 million of new loan participations. At June 30, 2021, outstanding balances on loan participations purchased totaled $83.0 million, or 3.8% of net loans receivable. An additional $37.0 million is available to be drawn on these purchased participation loans. Approximately 89% of the Bank’s outstanding balance in loan participations purchased are construction loans for multifamily developments awarded low income housing tax credits, and for which a firm takeout commitment exists. Of the available credit on loan participations purchased, approximately 86% is attributable to these construction loans for multifamily development. At June 30, 2021, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2021	2020	2019

	(Dollars in thousands)
Total loans at beginning of period	$2,249,915	$1,909,464	$1,628,127

Loans originated:
One- to four-family residential	330,000	214,852	106,113
Multi-family residential and commercial real estate	290,246	252,684	234,075
Construction loans	150,947	102,560	97,442
Commercial business	172,229	253,355	143,776
Consumer and others	28,421	24,643	24,921
Total loans originated	971,843	848,094	606,327

Loans purchased:
Total loans purchased (1) (2)	55,271	77,959	166,112

Loans sold:
Total loans sold	(157,406)	(95,826)	(50,488)

Principal repayments	(778,032)	(474,057)	(431,898)
Participation principal repayments	(29,193)	(14,407)	(6,438)

Foreclosures	(767)	(1,312)	(2,278)
Net loan activity	61,716	340,451	281,337
Total loans at end of period	$2,311,631	$2,249,915	$1,909,464

(1)	Amount reported in fiscal 2020 includes the Company’s acquisition of loans from the Central Federal acquisition recorded at a $51.4 million fair value.
(2)	Amount reported in fiscal 2019 includes the Company’s acquisition of loans from the Gideon acquisition recorded at a $144.3 million fair value.

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $491.6 million at June 30, 2021. See Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2021.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
Residential real estate	7	$364	9	$613	16	$977
Commercial real estate	—	—	1	30	1	30
Construction	—	—	3	374	3	374
Consumer	9	66	3	84	12	150
Commercial Business	5	939	3	110	8	1,049
Totals	21	$1,369	19	$1,211	40	$2,580

CARES Act Relief from TDR Classification Requirements for Borrowers Impacted by COVID-19 Pandemic. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law, providing banking organizations with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The relief was extended by the 2021 Consolidated Appropriations Act signed into law in December 2020. The Company has elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of December 31, 2019, and (3) execution between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or January 1, 2022. As of June 30, 2021, those loans for which the Company had elected to modify but not consider as TDRs totaled $23.9 million, and were concentrated primarily in non-owner-occupied commercial real estate. For further information about these modifications, see discussion included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Credit Losses).

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

The decrease in nonperforming assets in fiscal 2021 was attributed primarily to the decrease in nonaccrual loans, which, in turn, was attributed primarily to the resolution of certain nonperforming loans acquired in the Gideon Acquisition. In connection with the Gideon Acquisition we acquired nonperforming loans which totaled $10.2 million (at fair value) as of June 30, 2019. This group of nonperforming loans had declined to $1.8 million as of June 30, 2020, and declined further to an immaterial amount as of June 30, 2021.

For information regarding accrual of interest on loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company may treat purchased credit deteriorated loans as an accruing asset because these loans are recorded at acquisition at fair value, which includes an accretable discount recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$3,235	$4,010	$6,404	$5,913	$1,263
Construction	30	—	—	25	35
Commercial real estate	1,914	3,106	10,876	1,962	960
Consumer	100	196	309	209	158
Commercial business	589	1,345	3,424	1,063	409
Total	5,868	8,657	21,013	9,172	2,825

Loans 90 days past due accruing interest:
Residential real estate	—	—	—	—	59
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	13
Commercial business	—	—	—	—	329
Total	—	—	—	—	401

Total nonperforming loans	5,868	8,657	21,013	9,172	3,226
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	2,227	2,561	3,723	3,874	3,014
Other nonperforming assets	23	9	29	50	86
Total nonperforming assets	$8,118	$11,227	$24,765	$13,096	$6,326

Total nonperforming loans to net loans	0.27%	0.40%	1.14%	0.59%	0.23%
Total nonperforming loans to total assets	0.22%	0.34%	0.95%	0.49%	0.19%
Total nonperforming assets to total assets	0.30%	0.44%	1.12%	0.69%	0.37%

At June 30, 2021, troubled debt restructurings (TDRs) totaled $6.5 million, of which $3.2 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $3.3 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2020, TDRs totaled $11.2 million, of which $2.6 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2021 and 2020, on the basis of guidance under ASU 2011-02 “Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2021, the Company’s balance of real estate owned totaled $2.2 million and included $622,000 in residential properties and $1.5 million in non-residential properties.

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

On the basis of management’s review of the assets of the Company, at June 30, 2021, adversely classified assets totaled $20.3 million, or 0.75% of total assets as compared to $27.0 million, or 1.06% of total assets at June 30, 2020. Of the amount adversely classified as of June 30, 2021, $19.5 million was considered substandard, and $850,000 was considered doubtful. Included in adversely classified assets at June 30, 2021, were various loans totaling $18.1 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $2.2 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $4.7 million had been placed on nonaccrual status at June 30, 2021, of which $1.3 million were more than 30 days delinquent. Of the remaining $13.6 million of adversely classified loans, $491,000 were more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2021, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2021, these other loans of concern totaled $48.4 million, as compared to $56.7 million at June 30, 2020. These totals were attributable primarily to a limited number of construction and commercial real estate loans secured by hotel properties with combined balances of $23.7 million and $27.3 million, respectively, as of June 30, 2021 and 2020. These borrowers requested and received payment deferrals or modifications due to the impact of the COVID-19 pandemic on their operations, and were not able to return to their previously contracted arrangements by the fiscal year ends noted. Other loans of concern attributable to the Gideon Acquisition declined from $13.7 million, at fair value, as of the November 2018 acquisition, to $9.3 million, at fair value, as of June 30, 2021.

Allowance for Credit Losses. The Bank’s allowance for credit losses is established through a provision for credit losses based on management’s expectation of lifetime credit losses on financial assets held at amortized cost. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. These provisions for credit losses are charged against earnings in the year they are established. The Bank had an allowance for credit losses at June 30, 2021, of $33.2 million, which represented 409% of nonperforming assets as compared to an allowance of $25.1 million, which represented 224% of nonperforming assets at June 30, 2020.

At June 30, 2021, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $1.8 million, as compared to $2.0 million at June 30, 2020. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from assumptions used in making the final determination. Future additions to the allowance will likely be the result of periodic loan, property and collateral reviews and thus cannot be predicted with certainty in advance. Further discussion of the methodology used in establishing the allowance is provided in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Credit Losses” in section of Item 7 of this Form 10-K.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Allowance at beginning of period	$25,139	$19,903	$18,214	$15,538	$13,791
Impact of CECL adoption	9,333	—	—	—	—
Recoveries
Residential real estate	3	19	23	2	10
Construction real estate	—	—	—	—	1
Commercial real estate	1	15	5	2	20
Commercial business	35	28	2	8	31
Consumer	47	25	16	23	8
Total recoveries	86	87	46	35	70

Charge offs:
Residential real estate	180	379	30	190	211
Construction real estate	—	—	—	9	31
Commercial real estate	90	12	164	56	19
Commercial business	318	273	92	22	337
Consumer	146	189	103	129	65
Total charge offs	734	853	389	406	663

Net charge offs	(648)	(766)	(343)	(371)	(593)
Provision for loan losses	(602)	6,002	2,032	3,047	2,340
Balance at end of period	$33,222	$25,139	$19,903	$18,214	$15,538

Ratio of allowance to total loans outstanding at the end of the period	1.49%	1.16%	1.07%	1.15%	1.10%

Ratio of net charge offs to average loans outstanding during the period	0.03%	0.04%	0.02%	0.02%	0.05%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2021		2020		2019		2018		2017
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Residential real estate	$11,192	31.21%	$4,875	27.89%	$3,706	25.76%	$3,226	27.70%	$3,230	30.22%

Construction	2,170	9.03	2,010	8.26	1,365	6.46	1,097	6.92	964	7.30

Commercial real estate	14,535	38.49	12,132	39.44	9,399	44.03	8,793	43.28	7,068	41.25

Consumer	916	3.36	1,182	3.59	1,046	5.11	902	4.82	757	4.35

Commercial business	4,409	17.91	4,940	20.82	4,387	18.64	4,196	17.28	3,519	16.88

Total allowance for loan losses	$33,222	100.00%	$25,139	100.00%	$19,903	100.00%	$18,214	100.00%	$15,538	100.00%

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

The Company’s investment portfolio is managed in accordance with the Bank’s investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operations Officer, and four outside directors.

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2021, AFS securities totaled $207.0 million (not including FHLB and Federal Reserve Bank membership stock, or other equity securities without readity-determinable fair values). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

As of June 30, 2021, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no definitive plans to employ these tools.

Debt and Other Securities. At June 30, 2021, the Company’s debt and other securities portfolio totaled $68.7 million, or 2.54% of total assets as compared to $49.6 million, or 1.95% of total assets at June 30, 2020. During fiscal 2021, the Bank had $10.1 million in maturities and $32.2 million in purchases of these securities. Of the securities that matured, $6.3 million was called for early redemption. At June 30, 2021, the investment securities portfolio included $47.7 million in municipal bonds, of which $39.2 million is subject to early redemption at the option of the issuer, and $20.3 million in corporate obligations, all of which is subject to early redemption at the option of the issuer. The remaining portfolio consists of $672,000 in other securities, primarily SBA pools. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2021, was 47 months. Membership stock held in the FHLB of Des Moines, totaling $5.9 million and in the Federal Reserve Bank of St. Louis, totaling $5.0 million, along with equity stock of $764,000 in two correspondent (bankers’) banks, was not included in the above totals.

Mortgage-Backed Securities. At June 30, 2021, mortgage-backed securities (“MBS”) totaled $138.3 million, or 5.1%, of total assets, as compared to $126.9 million, or 5.0%, of total assets at June 30, 2020. During fiscal 2021, the Bank had maturities and prepayments of $47.5 million and $75.8 million in purchases of MBS. At June 30, 2021, the MBS portfolio included $65.0 million in fixed-rate residential MBS issued by government-sponsored enterprises (GSEs), $36.5 million in fixed-rate commercial MBS issued by GSEs, and $36.9 million in fixed rate collateralized mortgage obligations (“CMOs”) issued by GSEs generally consisting of underlying residential property loans, all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2021, was 58 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2021		2020		2019
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
U.S. government and government agencies	$—	—%	$—	—%	$7,270	11.07%
State and political subdivisions	47,696	59.35	41,988	68.45	42,783	65.14
Corporate obligations	20,311	25.28	6,659	10.86	4,846	7.38
Other securities	672	0.84	965	1.57	207	0.32
FHLB membership stock	5,873	7.31	6,604	10.76	5,447	8.29
Federal Reserve Bank membership stock.	5,031	6.26	4,363	7.10	4,350	6.62
Correspondent (banker’s) bank stock.	775	0.96	775	1.26	775	1.18
Total	$80,358	100.00%	$61,354	100.00%	$65,678	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio and membership stock at June 30, 2021.

	Available for Sale Securities
	June 30, 2021
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
State and political subdivisions:
Due within 1 year	$1,873	$1,887	1.26%
Due after 1 year but within 5 years	7,568	7,720	3.29
Due after 5 years but within 10 years	13,452	13,898	2.13
Due over 10 years	23,364	24,191	2.37
Total	46,257	47,696	2.40

Corporate obligations:
Due within 1 year	—	—	—%
Due after 1 year but within 5 years	1,996	2,000	4.09
Due after 5 years but within 10 years	16,909	17,110	3.50
Due over 10 years	1,451	1,201	1.24
Total	20,356	20,311	3.40

Other securities:
Due within 1 year	—	—	—%
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	25	25	—
Due over 10 years	622	647	2.11
Total	647	672	2.03

No stated maturity:
FHLB memebership/correspondent stock	6,648	6,648	3.90%
Federal Reserve Bank membership stock	5,031	5,031	6.00
Total	11,679	11,679	4.80
Total debt and other securities	$78,939	$80,358	3.01%

The following table sets forth certain information at June 30, 2021 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2021
(Dollars in thousands)
Amounts due:
Within 1 year	$—
After 1 year through 3 years	4,973
After 3 years through 5 years	39,051
After 5 years	92,002
Total	$136,026

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2021, which have fixed, floating, or adjustable interest rates.

At June 30, 2021
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$136,026
Adjustable	—
Total	$136,026

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Residential MBS issued by GSEs	$64,400	$64,953	$62,315	$63,954	$38,267	$38,257
Commercial MBS issued by GSEs	35,425	36,481	17,466	19,051	13,084	13,608
CMOs issued by GSEs	36,201	36,907	42,594	43,907	57,946	58,564
Total	$136,026	$138,341	$122,375	$126,912	$109,297	$110,429

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

Deposits. The Bank’s depositors are generally residents and entities located in the States of Missouri, Arkansas, or Illinois. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including interest-bearing and noninterest-bearing transaction accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. At times, the Company will utilize brokered deposits in lieu of borrowings, subject to market pricing and availability. For larger depositors, such as public units, the Company often utilizes a reciprocal deposit program to provide additional FDIC coverage to our customer through other financial institutions while conveniently allowing management of the deposit relationship through our institution. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank’s Asset/Liability Committee regularly reviews its deposit mix and pricing.

The Bank will periodically promote a particular deposit product as part of the Bank’s overall marketing plan. Deposit products have been promoted through various mediums, which include digital and social media, television, radio and newspaper advertisements, as well as “grassroots” marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, passbook savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2021:

As of June 30, 2021
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest Bearing	$100	$358,418	15.38%
0.96	None	NOW Accounts	100	925,280	39.70
0.66	None	Savings Accounts	100	230,905	9.91
1.26	None	Money Market Deposit Accounts	1,000	253,614	10.88

		Certificates of Deposit
0.97	6 months or less	Fixed Rate/Term	1,000	72,418	3.11
0.75	6 months or less	IRA Fixed Rate/Term	1,000	6,318	0.27
1.48	7-12 months	Fixed Rate/Term	1,000	158,252	6.79
1.37	7-12 months	IRA Fixed Rate/Term	1,000	24,129	1.04
2.00	13-24 months	Fixed Rate/Term	1,000	106,938	4.59
1.67	13-24 months	IRA Fixed Rate/Term	1,000	17,292	0.74
2.51	25-36 months	Fixed Rate/Term	1,000	29,396	1.26
2.54	25-36 months	IRA Fixed Rate/Term	1,000	6,431	0.28
1.95	48 months and more	Fixed Rate/Term	1,000	116,662	5.01
1.97	48 months and more	IRA Fixed Rate/Term	1,000	24,750	1.06
				$2,330,803	100.00%

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of June 30, 2021. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$61,857
Over three through six months	59,179
Over six through twelve months	84,342
Over 12 months	136,063
Total	$341,441

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2021	2020	2019

	(Dollars in thousands)
0.00 - 0.99%	$332,958	$72,236	$2,447
1.00 - 1.99%	155,078	393,625	221,409
2.00 - 2.99%	63,777	168,985	398,931
3.00 - 3.99%	10,606	39,191	56,310
4.00 - 4.99%	167	160	162
5.00 - 5.99%	—	—	—
6.00 - 6.99%	—	274	—

Total	$562,586	$674,471	$679,259

The following table sets forth the amount and maturities of all time deposits at June 30, 2021.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$260,753	$58,537	$10,644	$3,012	$12	$332,958	59.18%
1.00 – 1.99%	64,151	15,111	5,866	18,355	51,595	155,078	27.57
2.00 - 2.99%	29,599	11,221	3,821	19,136	—	63,777	11.34
3.00 - 3.99%	4,274	5,300	1,032	—	—	10,606	1.89
4.00 - 4.99%	—	—	167	—	—	167	0.03
5.00 - 5.99%	—	—	—	—	—	—	—
6.00 - 6.99%	—	—	—	—	—	—	—

Total	$358,777	$90,169	$21,530	$40,503	$51,607	$562,586	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2021			2020			2019
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)
Noninterest bearing	$358,418	15.38%	$42,370	$316,048	14.47%	$97,159	$218,889	11.56%	$15,372
NOW checking	925,280	39.70	143,343	781,937	35.79	142,718	639,219	33.75	70,214
Savings accounts	230,905	9.91	49,676	181,229	8.29	13,256	167,973	8.87	10,433
Money market deposit	253,614	10.88	22,452	231,162	10.58	42,807	188,355	9.95	71,966
Fixed-rate certificates which mature(1):
Within one year	358,777	15.39	(140,642)	499,419	22.86	31,743	467,676	24.70	156,236
Within three years	111,699	4.79	(13,907)	125,606	5.75	(65,419)	191,025	10.09	14,231
After three years	92,110	3.95	42,664	49,446	2.26	28,888	20,558	1.08	(24,659)
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—	—
Within three years	—	—	—	—	—	—	—	—	—
Total	$2,330,803	100.00%	$145,956	$2,184,847	100.00%	$291,152	$1,893,695	100.00%	$313,793
(1)	At June 30, 2021, 2020, and 2019, certificates in excess of $100,000 totaled $341.4 million, $421.7 million, and $427.1 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2021	2020	2019

	(Dollars in thousands)
Beginning Balance	$2,184,847	$1,893,695	$1,579,902

Net increase before interest credited	131,067	267,068	292,585
Interest credited	14,889	24,084	21,208
Net increase in deposits	145,956	291,152	313,793

Ending balance	$2,330,803	$2,184,847	$1,893,695

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

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2021, the Bank had $57.5 million in outstanding FHLB advances, including $57.2 million in fixed-rate long term advances, $287,000 of fixed rate amortizing advances, and no overnight borrowings. In order for the Bank to borrow from the FHLB, it has reported $769.8 million of its residential and commercial real estate loans to the FHLB as eligible collateral for available credit of approximately $440.9 million, and has purchased $5.9 million in membership stock in the FHLB of Des Moines. Of the available credit, in addition to the amount advanced, $351,000 is encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and none was utilized for the issuance of letters of credit to secure public unit deposits. At June 30, 2021, the Bank had additional borrowing capacity on its reported residential and commercial real estate loans pledged to the FHLB of approximately $383.0 million, as compared to $296.6 million at June 30, 2020.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2021, the Bank was approved to borrow up to $216.8 million through the discount window, but no balance was outstanding.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2021, the current rate was 2.87%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2021, the carrying value was $2.7 million, and bore interest at a current coupon rate of 2.57% and an effective rate of 3.95%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2021, the carrying value was $5.3 million and bore interest at a current coupon rate of 1.92% and an effective rate of 3.74%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2021	2020	2019

	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$—	$—	$—
Securities sold under agreements to repurchase	—	—	4,376
	$—	$—	$4,376

Weighted average rate at year end	—%	—%	0.93%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2021	2020	2019

	(Dollars in thousands)
FHLB advances
Daily average balance	$65,896	$87,241	$92,371
Weighted average interest rate	2.07%	2.21%	2.57%
Maximum outstanding at any month end	$85,678	$123,452	$154,100

Securities sold under agreements to repurchase
Daily average balance	$—	$82	$3,988
Weighted average interest rate	—%	0.03%	0.90%
Maximum outstanding at any month end	$—	$—	$4,703

Subordinated Debt
Daily average balance	$15,193	$15,093	$14,994
Weighted average interest rate	3.51%	5.22%	6.14%
Maximum outstanding at month end	$15,243	$15,142	$15,043

Subsidiary Activities

The Bank has four subsidiaries, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2021, and is currently inactive, and SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC, which are active subsidiaries. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2021, the carrying value of the investment was $847,000. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2021, SB Real Estate Investments, LLC held assets of approximately $1.1 billion Southern Bank Real Estate Investments, LLC also held assets of approximately $1.1 billion. Southern Insurance Services, LLC, is an entity acquired in the Gideon Acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial.

Employees and Human Capital Resources

As of June 30, 2021, the Company had 457 full-time employees and 31 part-time employees for a total of 488 employees (collectively, our “Team Members”). The Company believes that our Team Members play the most important role in the success of a service company like the Bank, and that the Company’s relationship with its Team Members is good. None of the Company’s Team Members are represented by a collective bargaining unit.

Our human capital objectives include attracting, developing, and retaining the best available talent from a diverse pool of candidates for our team. To do so, we maintain competitive pay and benefits, regularly updating our compensation structure and periodically working with outside consultants to review our compensation and benefit programs. Additionally, the Company’s training committee identifies opportunities and paths for development of our staff, and our Company seeks to, whenever possible, fill positions by promotion from within. Among our executive team, market presidents, regional retail officers, and administrative team, 63% of these leaders have been promoted to their position from within. Training opportunities include Team Member-directed pursuits, internally developed training programs, professional development conferences and seminars, as well as other programs or studies that are appropriate for Team Members based on their current position and career path.

We recognize the importance of our Team Members’ financial health, and offer benefits such as a 401(K) retirement savings plan and make both matching and profit-sharing contributions to that plan, which also includes the Company’s stock as an investment option. Our health benefit options include PPO and HSA-eligible coverage at affordable cost to participants.

We value and promote diversity and inclusion in every aspect of our business and at every level within the company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, religion, sex, gender, sexual orientation, ancestry, pregnancy, medical condition, age, marital status, national origin, citizenship status, disability, veteran status, gender identity, genetic information, or any other status protected by law. We believe that a sense of belonging is essential for providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences.

We are committed to serving the communities where our Team Members live, work and play, believing that by strengthening our communities and demonstrating our commitment to them, we build relationships with existing and potential customers and with the larger community. We support our communities through a variety of sponsorships and financial contributions to non-profit agencies across our footprint. We also make Team Member involvement in our communities a priority, encourage Team Members to spend time supporting local organizations, and specifically budget funds each year to support local programs. We are proud of the efforts Team Members make to invest their time in their communities, and we appreciate the impact of that investment on the health of our communities and our organization.

The Company is committed to the overall wellbeing of our team members. In the COVID-19 pandemic, we have worked to implement state and local directives regarding public health, and encouraged Team Members to consider vaccination after visiting with their physicians or health professionals. In addition, we have provided additional paid time off for Team Members who have documented their vaccination status. We have encouraged department managers to complete work remotely where possible and limit in-person work in office in communities where transmission is elevated, and we have invested in and seen improvement in our team’s ability to work remotely. See Item 1, “Description of Business – COVID-19 Pandemic Response” for further discussion.

GOVERNMENT SUPERVISION AND REGULATION

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

Financial Regulatory Reform.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and offers optional, simplified regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8 and 10 percent. Effective January 1, 2020, the CBLR was 9.0%. However, the CBLR was temporarily reduced to 8.0% for 2020 and 8.5% for 2021, in response to the COVID-19 pandemic. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES ACT”). In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9.0% to 8.0% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance. In April 2020, the federal banking agencies issued two interim final rules implementing this directive, and adopted the final rules effective November 2020. One final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. As noted above, the second final rule provides a transition from the temporary 8.0% CBLR requirement to a 9.0% CBLR requirement. It establishes a minimum CBLR of 8.0% for the second through fourth quarters of 2020, 8.5% for 2021, and 9.0% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

The CARES Act also allowed banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a restructured loan, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The 2021 Consolidated Appropriations Act (CAA) extended the relief until January 1, 2022. Under the CARES Act and related banking agency guidance, banks are not required to designate as a troubled debt restructuring loans that were modified as a result of the COVID-19 pandemic and made on a good faith basis to borrowers who were current. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related banking agency guidance if they were not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 1 – Description of Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The CARES Act also authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The CAA authorized additional PPP lending activity in 2021. The goal of the PPP was to prevent job losses and to encourage small businesses to maintain payrolls. Under both the initial and second rounds of PPP lending, the Company originated just over 3,200 loans totaling $197.2 million through the May 31, 2021, final expiration of the PPP. As of June 30, 2021, outstanding balances were $69.3 million, as the Company has processed a significant number of applications from borrowers for forgiveness.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2021, the Bank had $5.9 million in FHLB stock, which was in compliance with this requirement. The Bank received $269,000 and $337,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2021 and 2020, respectively.

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

In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios. Federal law required that the reserve ratio of the FDIC deposit insurance fund reach at least 1.35% by September 2020, and that depository institutions with consolidated assets of $10 billion or less receive assessment credits for the portion of their assessments that contributed to the growth of the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Subsequent rule-making provided that the assessment credits were to be applied so long as the ratio remained above 1.35%. In September 2019, the Deposit Insurance Fund Reserve Ratio reached 1.40%, exceeding the required minimum reserve ratio to provide for receipt of assessment credits. As a result, the FDIC applied credits to the Bank’s assessments due in fiscal 2020, resulting in a reduced expense recognition for the 2020 fiscal year. The Bank’s credits were fully utilized as of June 30, 2020, and expense recognition for deposit insurance premiums returned to normalized levels in fiscal 2021.

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

In addition to the assessment for deposit insurance, institutions were required for many years to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. The final bonds matured in calendar year 2019, and the Bank did not recognize expense related to the Financing Corporation in fiscal 2020 or 2021.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by 0.625% each year until the buffer requirement was fully implemented on January 1, 2019. At June 30, 2021, the Bank and the Company reported risk-based capital ratios meeting the capital conservation buffer.

Under the prompt corrective action standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and not be subject to a higher enforceable individualized capital requirement. At June 30, 2021, the Bank and the Company were categorized as “well capitalized” under these prompt corrective action standards.

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

In July 2021, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency announced plans to jointly work to “strengthen and modernize” the CRA regulations and the related regulatory framework.  No timetable for a rulemaking process was announced.

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

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.

Bank Secrecy Act / Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Bank Franchise Tax. The Missouri bank franchise tax is imposed on (i) the bank’s taxable income at the rate of 4.48%, less credits for certain Missouri taxes, including income taxes. However, the credits exclude taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation; and (ii) the bank’s net assets at a rate of .007%. Net assets are defined as total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation.

Income Tax. The Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income apportioned to Missouri at the rate of 4.0%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank.

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

Audits

The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. There have been no IRS or other state audits of the Company’s federal or state income tax returns during the past five years.

For additional information regarding taxation, see Note 9 of Notes to the Consolidated Financial Statements contained in Item 8.

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

Risks Relating to the Company and the Bank

Risks Relating to Marco Economic Conditions

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

To help limit risk of spread within our teams, many of our employees currently are or have been working remotely to enable the Company to continue to provide banking services to our customers. Heightened cybersecurity, information security, and operational risks may result from these remote work-from-home arrangements. Despite the fact that we continue to train employees, examine opportunities to strengthen the security of our IT network, and utilize third party auditors, there can be no guarantee that we will fully eliminate these risks. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is a pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, throughout the industry, the COVID-19 pandemic has resulted in declines in loan demand and loan originations (other than through government sponsored programs, such as the Payroll Protection Program) and market interest rates, and it has negatively impacted some of our business and consumer borrowers’ ability or willingness to make their loan payments timely. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin may be adversely affected in the near term, if not longer. Some of our borrowers have become unemployed or may face unemployment, and certain businesses may be at risk of insolvency due to declines in revenue, especially in businesses related to travel, hospitality, leisure and physical personal services.

The impact of the pandemic may continue to adversely affect us during our 2022 fiscal year and possibly longer as loan demand, market interest rates, and the ability of some customers to make timely loan payments has been significantly affected. Although the Company makes estimates of credit losses related to the pandemic as part of its evaluation of the allowance for credit losses, such estimates involve significant judgment and are made in the context of continued uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is possible that increased loan delinquencies, adversely classified loans and loan charge-offs could result in the future due to the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans as the COVID-19 pandemic subsides. Any increases in the allowance for credit losses will result in a decrease in net income, and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, several larger banks were subject to litigation regarding their processing of PPP loan applications. The Bank could be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. Goodwill has been evaluated during fiscal year 2021, as well as for triggering events at June 30, 2021, and it was determined that goodwill was not impaired.

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

Risks Relating to Credit and Lending Activities

Our allowance for credit losses may be insufficient to absorb losses in our loan portfolio.

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

We maintain an allowance for credit losses which we believe is appropriate to provide for expected losses over the life of loans in our portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

●	historical default and loss experience;
●	historical recovery experience;
●	economic conditions;
●	evaluation of non-performing loans;
●	the amount and quality of collateral, including guarantees, securing the loans.
●	risk characteristics of the various classifications of loans; and
●	the rate of growth, quality, size and diversity of the loan portfolio;

If actual credit losses exceed the projections modeled in arriving at our estimate of the allowance for credit losses, our business, financial condition and profitability may suffer.

The Financial Accounting Standards Board (FASB), adopted Accounting Standards Update (ASU), 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on June 16, 2016, which changed previous allowance for loan losses methodology to consider current expected credit losses (CECL). This accounting pronouncement was applicable to us effective for our fiscal year beginning July 1, 2020. The federal banking regulators, including the Federal Reserve have adopted rules that gives a banking organization the option to phase in over a three-year or five-year period the day-one adverse effects of CECL on its regulatory capital. We elected the five-year period for our Company.

CECL has substantially changed how we calculate our allowance for credit losses. We have adopted CECL and prepared our consolidated financial statements based on the required methodology; however we cannot predict how it will affect our results of operations and financial condition over time, including our regulatory capital. In general, expectations are that the CECL methodology will lead to increased volatility in banking organizations’ required level of allowances at different points in the economic cycle, and in their results of operations.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2021 and June 30, 2020, our nonperforming assets were $8.1 million and $11.2 million, respectively, or 0.30% and 0.44% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

●	We do not accrue interest income on nonaccrual loans, nonperforming investment securities, or other real estate owned.
●	We must provide for expected credit losses through a current period charge to the provision for credit losses.
●	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.
●	The resolution of nonperforming assets requires the active involvement of management, which can divert management’s attention from more profitable activities.

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

Our construction loan portfolio, which totaled $208.8 million, or 9.49% of loans, net, at June 30, 2021, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost or value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2021, 59.3% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 56.0% of our portfolio at June 30, 2011, to 59.3% of our portfolio at June 30, 2021, in order to improve the yield on our assets. At June 30, 2021, our loan portfolio included $889.8 million of commercial real estate loans and $414.1 million of commercial business loans compared to $887.4 million and $468.4 million, respectively, at June 30, 2020. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our operating results and financial condition.

Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to a single loan or credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for credit losses due to the increased risk characteristics associated with these types of loans. Any increase to our provision credit loan losses would adversely affect our operating results and financial condition. Any delinquent payments or the failure to repay these loans would hurt our operating results and financial condition.

Our loan portfolio possesses risk due to our agricultural lending.

Included in the commercial real estate loans described above are agricultural real estate loans totaling $180.6 million, or 8.2% of our loan portfolio, net, at June 30, 2021. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2011 when these loans totaled $42.4 million, or 7.6% of our loan portfolio, and we intend to continue to grow this portion of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2021, these loans totaled $104.9 million, or 4.8%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2011, when such loans totaled $45.3 million, or 8.1% of our loan portfolio.

At times, various agricultural commodity prices have been negatively impacted by recent actions taken, or which are feared could be taken, by governments in markets where U.S. agricultural products are exported. Declines in the pricing available to U.S. farmers negatively impacts cash flows for these borrowers to service their debts, and negatively affects the value of real estate and equipment which may be pledged as collateral to secure borrowings. In addition to the various risks to farm operations and management noted above, agricultural loans often are structured for annual payments, to coincide with borrower cash flows. As compared to other loan types which generally require monthly payments, an annual payment schedule may increase risk that the Company would not timely identify a borrower experiencing financial difficulties, hindering its ability to work to mitigate losses.

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

During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans (as defined in the guidance) for the first time as a percentage of tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital, peaking at 305% at December 31, 2016. Since June 30, 2017, the Bank has been below the 300% threshold, and decreased from 288% of tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital at June 30, 2020, to 277% at June 30, 2021.

In recent years, the Company’s non-owner occupied commercial real estate loans (as defined in the guidance) as a percent of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital has also approached the 300% threshold, but peaked at 293% at December 31, 2016. The Company reported 271% of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital concentrated in non-owner occupied commercial real estate loans at June 30, 2021, as compared to 280% at June 30, 2020.

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

Credit losses on investment securities could require charges to earnings, which could negatively impact our results of operations.

In assessing the potential credit losses of investment securities, we are required to evaluate instances in which the fair value of particular securities are less than their amortized cost basis. The evaluation considers factors including; past events, current conditions, and reasonable & supportable forecasts, and the Company’s ability and intent to hold the security until maturity. A qualitative determination is acceptable. In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009). We currently hold additional collateralized debt obligations (CDOs) for which credit losses are not currently expected, based on our best judgment using information currently available.

Risks Relating to Market Interest Rates

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

The replacement of the LIBOR benchmark interest rate may adversely affect us.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on a current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR recently announced it would consult on its plans for the discontinuation of LIBOR. IBA intends to end publication of some LIBOR tenors on December 31, 2021 and the remaining LIBOR tenors in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

Risks Relating to Liquidity

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

Risks Relating to Acquisition Activities

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

Risks Relating to Future Growth

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

Risks Relating to Regulation

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

In response to the financial crisis of 2008, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act created the CFPB.

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

In response to the financial crisis of 2008, federal and state banking regulators were active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The Federal Reserve and the Missouri Division of Finance regulate the activities in which the Bank may engage primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Regulatory changes regarding card interchange fee income do not currently apply to us but could change in the future. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Risks Relating to Technology and Cyber Security and Other Operational Matters

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

Our information technology systems may be subject to failure, interruption, or security breaches.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, including privacy breaches and cyber-attacks, but such events may still occur or may not be adequately addressed if they do occur.

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

Risks Relating to Earnings and Capital from Potential Impairment of Intangible or Deferred Tax Assets

Impairment of intangible assets or deferred tax assets could require charges to earnings, which could negatively impact our results of operations.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2021, our net deferred tax asset was $4.5 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2021. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

Southern Missouri Bancorp, Inc., is an entity separate and distinct from its subsidiary bank and derives substantially all of its revenue in the form of dividends from the Bank. Accordingly, the Company is and will be dependent upon dividends from its subsidiary bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company’s right to participate in a distribution of assets upon the subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In addition, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2021, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $15.2 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At June 30, 2021, the Bank operated from its headquarters, 46 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 44 of its branch offices. The remaining four branch offices are either leased or partially owned.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K and the instructions of Form 401 and Regulation S-K, the following information is furnished in lieu of being included in the Registrant’s definitive proxy statement.

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and its subsidiaries who are not directors of the Company and its subsidiaries. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Greg A. Steffens, age 54, the Company’s President and Chief Executive Officer, joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 31 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri.

Matthew T. Funke, age 44,the Company’s Chief Financial Officer, joined our Company in 2003. He has more than 22 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas.

Kimberly A. Capps, age 53, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 28 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, enterprise data and delivery, and banking applications. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Lora L. Daves, age 54, the Company’s Chief Risk Officer, joined our Company in 2006. Ms. Daves is responsible for the oversight of the Company’s internal audit, loan review, BSA, CRA, and compliance functions. Ms. Daves served as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 32 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager. Ms. Daves holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Justin G. Cox, age 41, is our Regional President for the Bank’s west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 18 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 55, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 31 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 57, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 28 years’ experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Brett A. Dorton, age 49, the Company’s Chief Strategies Officer, joined our Company in November 2018, through the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 18 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, will serve a key role in future merger and acquisition activity, and is assisting in continued management of the acquired First Commercial Bank lending portfolio and its transition to appropriate lending officers in various Southern Bank markets. Mr. Dorton has 26 years’ experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

Martin J. Weishaar, age 57, the Company’s Chief Legal Officer, joined our Company in October 2019. Mr. Weishaar is responsible for supervision of the Company’s legal needs and is also charged with oversight of the information technology department. Mr. Weishaar has more than 21 years of experience in the banking industry, having served as General Counsel/Chief Operating Officer for BankLiberty (Liberty, Missouri) from 1999-2019. For 10 years prior to that, he served as a private practice attorney in Kansas and Missouri, advising various clients including financial institutions. Mr. Weishaar holds a Bachelor of Arts Degree in Political Science and a Juris Doctor Degree from the University of Kansas, Lawrence, Kansas.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At June 30, 2021, there were 8,905,198 shares of common stock outstanding and approximately 249 common stockholders of record.

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

On May 19, 2021, Southern Missouri Bancorp, Inc. (the “Company”), the parent corporation of Southern Bank, completed its program, originally announced November 28, 2018, to repurchase up to 450,000 common shares. The Company repurchased the full number of shares authorized under the program at an average cost of $33.32 per share.

Also, on May 20, 2021, the Company announced its intention to repurchase up to an additional 445,000 shares of its common stock, or approximately 5.0% of its 8.9 million outstanding common shares. The shares will be purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares will be held as treasury shares to be used for general corporate purposes.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2021.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
04/01/21 - 04/30/21 period	14,542	$40.03	14,542	33,125
05/01/21 - 05/31/21 period	37,256	43.41	37,256	440,869
06/01/21 - 06/30/21 period	2,300	44.01	2,300	438,569
(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

Southern Missouri Bancorp, Inc.

Total Return Performance
Index Value
250
200
150
100
50
06/30/16
06/30/17
06/30/18
06/30/19
06/30/20
06/30/21
Southern Missouri Bancorp, Inc.
SNL All Financial Institutions Index
SNL Bank NASDAQ Index
SNL Bank $1B-$5B Index
SNL Midwest Bank Index

	Period Ending
Index	06/30/16	06/30/17	06/30/18	06/30/19	06/30/20	6/30/21
Southern Missouri Bancorp, Inc.	100.00	139.01	170.29	154.27	109.83	207.32
SNL All Financial Institutions Index	100.00	137.68	151.08	155.16	134.57	216.65
SNL Bank NASDAQ Index	100.00	142.98	159.20	145.32	104.42	175.06
SNL Bank $1B-$5B Index	100.00	146.04	168.77	149.37	115.77	176.72
SNL Midwest Bank Index	100.00	141.18	150.74	146.91	110.03	178.15

Item 6. Selected Financial Data

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2021, 2020 and 2019 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

(Dollars in thousands)	At June 30,
Financial Condition Data:	2021	2020	2019	2018	2017
Total assets	$2,700,530	$2,542,157	$2,214,402	$1,886,115	$1,707,712
Loans receivable, net	2,200,244	2,141,929	1,846,405	1,563,380	1,397,730
Mortgage-backed securities	138,341	126,912	110,429	90,176	78,275
Cash, interest-bearing deposits and investment securities	193,250	104,831	91,475	84,428	97,674
Deposits	2,330,803	2,184,847	1,893,695	1,579,902	1,455,597
Borrowings	57,529	70,024	52,284	82,919	56,849
Subordinated debt	15,243	15,142	15,043	14,945	14,848
Stockholder's equity	283,423	258,347	238,392	200,694	173,083

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2021	2020	2019	2018	2017
Interest income	$109,475	$107,052	$97,482	$77,174	$61,488
Interest expense	16,789	26,916	24,700	14,791	10,366

Net interest income	92,686	80,136	72,782	62,383	51,122
Provision for credit losses	(1,024)	6,002	2,032	3,047	2,340

Net interest income after provision for credit losses	93,710	74,134	70,750	59,336	48,782

Noninterest income	20,042	14,750	13,093	12,369	10,011
Noninterest expense	54,047	54,452	47,892	42,973	37,179

Income before income taxes	59,705	34,432	35,951	28,732	21,614
Income taxes	12,525	6,887	7,047	7,803	6,062
Net Income	$47,180	$27,545	$28,904	$20,929	$15,552

Basic earnings per share available to common stockholders(2)	$5.22	$3.00	$3.14	$2.40	$2.08
Diluted earnings per share available to common stockholders(2)	$5.22	$2.99	$3.14	$2.39	$2.07
Dividends per share(2)	$0.62	$0.60	$0.52	$0.44	$0.40

	At June 30,
Other Data:	2021	2020	2019	2018	2017
Number of:
Real Estate Loans	8,506	8,127	7,695	7,241	6,800
Deposit Accounts	100,407	96,813	91,086	79,762	72,186
Full service offices	47	46	45	38	39
Limited service offices	2	2	2	3	3

	At or for the year ended June 30,
Key Operating Ratios:	2021	2020	2019	2018	2017
Return on assets (net income divided by average assets)	1.79%	1.18%	1.38%	1.17%	1.05%

Return on average common equity (net income available to common stockholders divided by average common equity)	17.69	11.11	13.13	11.30	11.70

Average equity to average assets	10.14	10.60	10.49	10.31	8.96

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.61	3.50	3.56	3.62	3.64

Net interest margin (net interest income as a percentage of average interest-earning assets	3.77	3.72	3.78	3.78	3.74

Noninterest expense to average assets	2.05	2.33	2.28	2.39	2.51

Average interest-earning assets to average interest-bearing liabilities	122.59	117.63	116.89	117.15	113.13

Allowance for credit losses to gross loans(1)	1.49	1.16	1.07	1.15	1.10

Allowance for credit losses to nonperforming loans(1)	566.16	290.38	94.72	198.58	481.65

Net charge-offs (recoveries) to average outstanding loans during the period	0.03	0.04	0.02	0.02	0.05

Ratio of nonperforming assets to total assets(1)	0.30	0.44	1.12	0.69	0.37

Dividend payout ratio	11.87	20.02	16.48	18.29	19.14
(1)	At end of period.

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

Southern Bank’s operations are significantly influenced by general economic conditions including monetary and fiscal policies of the U.S. government and the Federal Reserve Board. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies including the Federal Reserve, the Missouri Division of Finance, and the Federal Deposit Insurance Corporation. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank’s cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Des Moines, and, to a lesser extent, brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family and multi-family residential real estate, commercial real estate, commercial business and consumer financing on loans secured by properties or collateral located primarily in Missouri and Arkansas.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Item 8 of this Form 10-K under the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Allowance for Credit Losses. The Company's allowance for credit losses is its estimate of credit losses expected in the loan portfolio, on unfunded lending commitments, or in its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including single family residential real estate, are individually smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 1 and Note 3 to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and in the “Financial Condition – Loans” and “Allowance for Credit Losses” sections of this Item 7.

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2021, with total assets of $2.7 billion at June 30, 2021, reflecting an increase of $158.4 million, or 6.2%, as compared to June 30, 2020. Asset growth was comprised mainly of increases in cash and cash equivalents, loans, and available-for-sale (“AFS”) securities.

Cash and equivalents. Cash and cash equivalents were $123.6 million at June 30, 2021, an increase of $69.3 million, or 127.8%, as compared to June 30, 2020. The increase was primarily a result of deposit growth outpacing loan growth during the period. Interest-bearing time deposits were $1.0 million at June 30, 2021, relatively unchanged as compared to June 30, 2020.

Investments. Available-for-sale (AFS) securities were $207.0 million at June 30, 2021, an increase of $30.5 million, or 17.3%, as compared to June 30, 2020. The Company increased holdings of corporate debt, residential and commercial mortgage-backed securities (MBS), and municipal securities, while holdings of collateralized mortgage obligations (CMOs) issued by government-sponsored entities declined.

Loans. Loans, net of the allowance for credit losses, were $2.2 billion at June 30, 2021, an increase of $58.3 million, or 2.7%, as compared to June 30, 2020. Gross loans increased by $66.4 million, or 3.1%, during the fiscal year, while the ACL at June 30, 2021, reflected an increase of $8.1 million, as compared to the balance of our allowance for loan and lease losses (ALLL) at June 30, 2020. The Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, effective as of July 1, 2020, the beginning of our 2021 fiscal year. Adoption resulted in a $9.3 million increase in the ACL, relative to the ALLL as of June 30, 2020, while negative provisioning combined with net charge offs to decrease the ACL by $1.2 million, as compared to July 1, 2020. The increase in loan balances in the portfolio was primarily attributable to increases in residential real estate loans and drawn construction loan balances, partially offset by decreases in commercial loans and consumer loans. Residential real estate loans increased primarily due to growth in multifamily and 1- to 4-family residential lending. Due to its liquidity position, the Company retained some single-family residential loans which it typically would have sold on the secondary market. Commercial loan balances decreased primarily as a result of forgiveness of PPP loans, which declined by $69.3 million during the fiscal year. Remaining unpaid PPP loan balances were $63.0 million at June 30, 2021.

Nonperforming loans were $5.9 million, or 0.26% of gross loans, at June 30, 2021, as compared to $8.7 million, or 0.40% of gross loans at June 30, 2020. The decrease in nonperforming loans over the fiscal year was attributed primarily to the resolution of certain nonperforming loans acquired in the Gideon Acquisition. In connection with the Gideon Acquisition, we acquired nonperforming loans which totaled $10.2 million (at fair value) as of June 30, 2019. This group of loans had declined to $1.8 million as of June 30, 2020, and declined further to an immaterial amount as of June 30, 2021.

Allowance for Credit Losses. Our ACL at June 30, 2021, totaled $33.2 million, representing 1.49% of gross loans and 566.1% of nonperforming loans, as compared to an ALLL of $25.1 million, representing 1.16% of gross loans and 290.4% of nonperforming loans at June 30, 2020. The ACL at June 30, 2021, also represented 1.53% of gross loans excluding PPP loans. The Company has estimated its credit losses as of June 30, 2021, under ASC 320-20, and management believes the allowance for credit losses as of that date is adequate based on that estimate; however, there remains significant uncertainty regarding the possible length of time before economic activity fully recovers from the COVID-19 pandemic, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and Federal Reserve to respond to the pandemic and its economic impact. Most recently, public health authorities have reported increasing case counts and hospitalizations in parts of our market area. Management considered the potential impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, most notably including our borrowers in the hotel industry. See also, “Provision for Credit Losses, under Comparison of Operating Results for the Years Ended June 30, 2021 and 2020”.

The Company regularly reviews its ACL and makes adjustments to its balance based on management’s estimate of (1) the total expected losses included in the Company’s financial assets held at amortized cost, which is limited to the Company’s loan portfolio, and (2) any credit deterioration in the Company’s available-for-sale securities as of the balance sheet date. The Company holds no securities classified as held-to-maturity. Although the Company maintains its ACL at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the ACL is subject to review by regulatory agencies, which can order the Company to record additional allowances. The required ACL has been estimated based upon the guidelines in ASC Topic 326, Financial Instruments – Credit Losses. For a summary of changes in the ACL during the current and prior fiscal years, and a breakdown of the ACL by loan category as of the current and prior fiscal year end, see Description of Business – Asset Quality, Allowance for Credit Losses, contained within Item 1 of this Form 10-K.

The estimate involves consideration of quantitative and qualitative factors relevant to the loans as segmented by the Company, and is based on an evaluation, at the reporting date, of historical peer data, coupled with qualitative adjustments to address current economic conditions and credit quality, and reasonable and supportable forecasts. Specific qualitative factors considered include, but may not be limited to:

●Changes in lending policies and/or loan review system

●National, regional, and local economic trends and/or conditions

●Changes and/or trends in the nature, volume, or terms of the loan portfolio

●Experience, ability, and depth of lending management and staff

●Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

●Concentrations of credit

●Changes in collateral values

●Agricultural economic conditions

●Risks from regulatory, legal, or competitive factors

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from purchased credit impaired to purchased credit deteriorated methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. During fiscal 2021, the ACL decreased by an additional $1.2 million, reflecting a recovery of provision for credit losses on loan balances outstanding of $602,000, and net charge offs of $648,000. The recovery was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses on the Company’s loan balances outstanding at June 30, 2021, and as of that date the Company’s ACL was $33.2 million. While the Company’s management believes the ACL at June 30, 2021, is adequate, based on that estimate, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve Board to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels.

Provisions of the CARES Act and subsequent legislation allow financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs) for certain loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers experienced or expected difficulties due to the impact of the pandemic. Initially, the Company generally granted deferrals under this program for three-month periods, while interest-only modifications were generally for six-month periods. Some borrowers were granted additional periods of deferral or interest-only modifications. The Company did not account for these loans as TDRs. As of June 30, 2021, no loans remained on COVID-related payment deferrals, and six loans with balances totaling approximately $23.9 million remained on interest-only payment modifications. By comparison, at June 30, 2020, approximately 900 loans with balances totaling $380.2 million were provided either such deferrals or modifications. For borrowers whose payment terms have not returned to the original terms under their loan agreement, the Company has generally classified the credit as a “special mention” status credit. Loans remaining under a COVID-related payment deferral or interest-only modification which have been placed on watch or special mention status total $23.7 million. While management considers progress made by our borrowers in responding to the pandemic to be relatively strong, and the performance of our loan portfolio to be encouraging to date, we cannot predict with certainty the difficulties to be faced in coming months. Many communities where our borrowers operate are currently experiencing increases in COVID-19 cases, which could lead to reductions in business activity or employee attendance, and borrowers could be required by local authorities to restrict activity.

Premises and Equipment. Premises and equipment decreased to $64.1 million, down $1.0 million, or 1.6%, as compared to June 30, 2020. The decrease was due primarily to depreciation, along with the sale of properties previously acquired through merger and acquisition activity, partially offset by remodeling investments in existing facilities, capitalization of right-of-use assets on new facilities and ground leases, and investments in furniture, fixtures, and equipment.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain acquisitions. At June 30, 2021, the cash surrender value of all such policies was $43.8 million, up $454,000, or 1.0%, as compared to June 30, 2020.

Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million and a $1.4 million core deposit intangible, which was amortized over a five-year period using the straight-line method and was fully amortized as of June 30, 2021. The February 2014 acquisition of Citizens State Bankshares, Inc., resulted in a $624,000 core deposit intangible, which was amortized over a five-year period using the straight-line method and was fully amortized as of June 30, 2021. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million and a $3.0 million core deposit intangible, which was amortized over a six-year period using the straight-line method and was fully amortized as of June 30, 2021. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The SMB-Marshfield Acquisition resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The Gideon Acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The May 2020 Central Federal Acquisition resulted in a bargain purchase gain of $123,000 and a $540,000 core deposit intangible, which is being amortized over a six-year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually.

Deposits. Deposits were $2.3 billion at June 30, 2021, an increase of $146.0 million, or 6.7%, as compared to June 30, 2020. This increase primarily reflected an increase in interest-bearing transaction accounts, noninterest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by a decrease in time deposits. Since June 30, 2020, the Company’s public unit deposits increased by $21.2 million, to total $326.4 million at June 30, 2021, with the increase primarily resulting from higher nonmaturity balances held by our existing customer base. Since June 30, 2020, brokered certificates of deposit decreased by $18.3 million, to total $5.0 million at June 30, 2021, while brokered nonmaturity deposits were little changed at $20.1 million at June 30, 2021. The Company decreased brokered funding during the fiscal year as better core liquidity reduced the Company’s need for wholesale funding. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements. We continued to utilize reciprocal deposit programs, and at fiscal year end, we had placed deposits of $260.5 million through reciprocal programs, up from $231.9 million a year earlier. At June 30, 2021, $157.4 million reflected deposits we had placed on behalf of our public unit depositors, up from $138.1 million a year ago. Deposit balances saw growth primarily in interest-bearing transaction accounts, noninterest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by declines in certificates of deposit. The average loan-to-deposit ratio for the fourth quarter of fiscal 2021 was 93.0%, as compared to 98.9% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $57.5 million at June 30, 2021, a decrease of $12.5 million, or 17.8%, as the Company’s deposit inflows outpaced loan demand and investment portfolio growth. The Company held no overnight advances at June 30, 2020, or June 30, 2021, but did utilize a comparatively modest amount of overnight borrowings during the first and second quarters of the fiscal year. Usage of overnight borrowings in this seasonal pattern was reduced from common historical levels, as liquidity was elevated in the COVID pandemic environment.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.7 million at June 30, 2021, relatively unchanged as compared to June 30, 2020. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.3 million at June 30, 2021, relatively unchanged as compared to June 30, 2020.

Stockholders’ Equity. The Company’s stockholders’ equity was $283.4 million at June 30, 2021, an increase of $25.1 million, or 9.7%, as compared to June 30, 2020. The increase was attributable to the retention of net income, partially offset by cash dividends paid, a decrease in accumulated other comprehensive income, which was due to an increase in market interest rates, stock repurchase activity totaling 238,482 shares acquired for $8.3 million, at an average price of $34.97 per share, and the adoption of CECL which reduced equity by $7.2 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

Net Income. The Company’s net income available for the fiscal year ended June 30, 2021, was $47.2 million, an increase of $19.6 million, or 71.3%, as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2021 was $92.7 million, an increase of $12.6 million, or 15.7%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 14.2% increase in the average balance of interest-earning assets, combined with an increase in the net interest margin, from 3.72% to 3.77%. Average earning asset balance growth was due primarily to loan growth, including higher average balances resulting from PPP loans outstanding over the course of the fiscal year and other loan growth, as well as the effect of the late-fiscal 2020 Central Federal Acquisition. Additionally, significantly higher average cash and cash equivalent balances contributed to the increase in average earning assets, but reduced the Company’s net interest margin. The average balance of investment securities was modestly higher.

As a material amount of PPP loans were forgiven and therefore repaid ahead of their scheduled maturity during fiscal 2021, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In fiscal 2021, this component of interest income totaled $3.4 million, adding 14 basis points to the net interest margin, with no comparable item in the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the Gideon Acquisition, and the Central Federal Acquisition, resulted in $1.9 million in net interest income for fiscal 2021, as compared to $1.8 million in net interest income for fiscal 2020. The Company generally expects this component of net interest income will continue to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, these components of net interest income contributed eight basis points to net interest margin in fiscal 2021, unchanged from a contribution of eight basis points in fiscal 2020. Additionally, in fiscal 2020, the Company recognized an additional $767,000 in interest income as a result of the resolution of a limited number of nonperforming loans, with no material contribution from similar resolutions in fiscal 2021. This recognition of interest income in the year-ago period contributed four basis points to net interest margin.

Interest Income. Interest income for fiscal 2021 was $109.5 million, an increase of $2.4 million, or 2.3%, when compared to the prior fiscal year. The increase was due to an increase of $306.7 million, or 14.2%, in the average balance of interest-earning assets, partially offset by a 52 basis point decrease in the average yield earned on interest-earning assets, from 4.97% in fiscal 2020, to 4.45% in fiscal 2021.

Interest income on loans receivable for fiscal 2021 was $105.1 million, an increase of $2.9 million, or 2.9%, when compared to the prior fiscal year. The increase was due to a $208.3 million increase in the average balance of loans receivable, partially offset by a 37 basis point decrease in the average yield earned on loans receivable. The decrease in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing as average market interest rates decreased significantly compared to the prior fiscal year, as the economy was impacted by the COVID-19 pandemic. The decrease in loan yields generally was partially offset by the accelerated accretion of deferred origination fees on PPP loans detailed above.

Interest income on the investment portfolio and other interest-earning assets was $4.4 million for fiscal 2021, a decrease of $524,000, or 10.6%, when compared to the prior fiscal year. The decrease was due to a 105 basis point decrease in the average yield earned on these assets, partially offset by a $98.4 million increase in the average balance of these assets. The notable decrease in average yield and increase in average balances was attributable primarily to the increase in cash and cash equivalents.

Interest Expense. Interest expense was $16.8 million for fiscal 2021, a decrease of $10.1 million, or 37.6%, when compared to the prior fiscal year. The decrease was due to a 63 basis point decrease in the average rate paid on interest-bearing liabilities, from 1.47% in fiscal 2020, to 0.84% in fiscal 2021, partially offset by an increase of $176.1 million, or 9.6%, in the average balance of interest-bearing liabilities.

Interest expense on deposits was $14.9 million for fiscal 2021, a decrease of $9.2 million, or 38.2%, when compared to the prior fiscal year. The decrease was due to a 63 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by the $199.9 million increase in the average balance of those deposits. The decrease in the average rate paid on deposits was attributable primarily lower market interest rates over the course of fiscal 2021, as compared to the prior fiscal year.

Interest expense on FHLB advances was $1.4 million for fiscal 2021, a decrease of $566,000, or 29.3%, when compared to the prior fiscal year. The decrease was due to a $21.3 million decrease in the average balance of these advances, combined with a 14 basis point decrease in the average rate paid on advances. The decrease in the average rate paid was attributable primarily to market declines in borrowing rates available on average during fiscal 2021, as compared to the prior fiscal year.

Provision for Credit Losses. The Company recorded a negative provision for credit losses of $1.0 million for fiscal 2021, as compared to a provision for loan losses of $6.0 million for the prior fiscal year. The negative provision in the current period was due both to a $602,000 reduction in the Company’s required allowance for credit losses on outstanding loan balances, as well as a $422,000 reduction in the Company’s required allowance for off-balance sheet credit exposure. (In the prior fiscal year, the provision for off-balance sheet credit exposure was reported as a component of noninterest expense.) Reduced provisioning was attributed primarily to a generally improved economic outlook as compared to the year-ago period, moderated growth in unguaranteed loan balances, along with relatively consistent levels of net charge offs, and reductions in adversely classified credits, delinquent loans, and nonperforming loans. As a percentage of average loans outstanding, the negative provision for credit losses in the current fiscal year represented a recovery of 0.05%, while the Company recorded net charge offs during the current fiscal year of 0.03%. During the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.31%, while the Company recorded net charge offs of 0.04% (annualized). (See Note 1 and Note 3 to the consolidated financial statements, “Critical Accounting Policies” and “Financial Condition – Allowance for Credit Losses” in this Item 7, and “Asset Quality” in Item 1 of this Form 10-K.)

Noninterest Income. Noninterest income was $20.0 million for fiscal 2021, an increase of $5.3 million, or 35.9%, when compared to the prior fiscal year. The increase was due primarily to increased gains realized on the sale of residential real estate loans originated for that purpose, loan servicing income, bank card interchange income, earnings on bank owned life insurance (BOLI), and other income, partially offset by a decrease in deposit account service charges and fees. Gains realized on the sale of residential real estate loans originated for that purpose increased due increased to refinancing and home-buying activity in the low market rate environment. Loan servicing income increased as the Company saw increases in the dollar amount of loans serviced, and recognized a $369,000 increase in the fair value of mortgage servicing rights, as compared to a $391,000 decrease in fair value recognized in the prior fiscal year. Bank card interchange income improved as a result of increases in the number and dollar amount of card transactions. Earnings on BOLI increased due to $696,000 in nonrecurring benefits in fiscal 2021. Deposit account service charges decreased as NSF activity was reduced.

Noninterest Expense. Noninterest expense was $54.0 million for fiscal 2021, a decrease of $405,000, or 0.7%, when compared to the prior fiscal year. The decrease in noninterest expense was attributable primarily to expenses included in the prior fiscal year’s results related to the Central Federal acquisition, which totaled $1.2 million, as compared to no material charges for comparable activity in the current fiscal year. Additionally, as noted in “Provision for Credit Losses” above, in the prior year, the provision for off-balance sheet credit exposure, which totaled $648,000, was reported as a component of noninterest expense. The Company reported higher compensation expense, deposit insurance premiums, and occupancy expenses, while expenses related to and losses on the disposition of foreclosed real estate, amortization of core deposit intangibles, data processing expenses, and other expenses were lower. Compensation and occupancy increased as the Company added two facilities, and provided standard year-over-year compensation adjustments, although these came in a more challenging environment for recruitment and retention. The increase in deposit insurance premiums reflected a return to normalized levels for premiums after the Company benefitted from one-time assessment credits for much of the prior fiscal year. Data processing expenses were reduced due to inclusion in the prior fiscal year’s results of charges relating to the Central Federal acquisition, including contract termination charges, and other expenses were lower due in part to losses recognized in fiscal 2020 on disposal of former bank facilities that had been obtained in earlier acquisitions.

Provision for Income Taxes. The Company recorded an income tax provision of $12.5 million for fiscal 2021, an increase of $5.6 million, or 81.9%, as compared to the prior fiscal year, attributable to higher pre-tax income, and an increase in the Company’s effective tax rate, to 21.0% for fiscal 2021, as compared to 20.0% for fiscal 2020. The higher effective tax rate was attributable primarily to reduced tax-advantaged investments relative to the Company’s pre-tax income.

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

The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. Management believed the allowance for loan losses at June 30, 2020, was adequate to cover all losses inherent in the portfolio; however, there remained significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels.

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

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2021, the Bank had outstanding commitments to extend credit of $491.6 million (including $315.0 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $134.5 million at rates ranging from 2.25% to 5.00%, with a weighted-average rate of 4.04%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2021, Southern Missouri increased deposits by $146.0 million. The Company decreased FHLB advances by $12.5 million. During the prior fiscal year, Southern Missouri increased deposits by $291.2 million, and discontinued its offering of securities sold under agreements, resulting in a decline of $4.4 million. The Company increased FHLB advances by $25.1 million during the prior fiscal year. At June 30, 2021, the Bank had reported $769.8 million of its single-family residential and commercial real estate loan portfolios as eligible collateral to the FHLB for available credit of approximately $440.9 million, of which $57.5 million was advanced, while $351,000 was encumbered in relation to residential real estate loans sold onto the secondary market through FHLB, and none was utilized for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $263.8 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve Bank of St. Louis’s discount window for available credit of approximately $216.8 million, as of June 30, 2021, none of which was advanced. In addition, the Bank has the ability to identify eliglbe loans within several of its other loan portfolios, including, for example, its multi-family residential real estate, home equity, or commercial business loans, for additional credit availability with the FHLB. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $1.2 billion as most recently reported by the FHLB on June 30, 2021, which means that an amount up to $1.1 billion may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve Bank of St. Louis, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2021, the Bank had $358.8 million in CDs maturing within one year and $1.8 billion in other deposits without a specified maturity, as compared to $499.4 million in CDs maturing within one year and $1.5 billion in other deposits without a specified maturity as of June 30, 2020. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2021, the Bank had no overnight advances from the FHLB, $24.3 million in term FHLB advances maturing within one year, and $33.3 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, $5.0 million was eligible for early redemption by the lender within one year.

REGULATORY CAPITAL

Federally insured financial institutions are required to maintain minimum levels of regulatory capital. Federal Reserve regulations establish capital requirements, including a tier 1 leverage (or core capital) requirement and risk-

based capital requirements. The Federal Reserve Board is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

At June 30, 2021, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $282.6 million, $308.5 million and $282.6 million, respectively. The Bank’s tier 1 capital represented 10.43% of total adjusted assets and 12.79% of total risk-weighted assets, while total risk-based capital was 13.96% of total risk-weighted assets, and tangible common equity capital was 12.79% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5% of risk-weighted assets. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5% of risk-weighted assets.

At June 30, 2021, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $287.7 million, $315.5 million and $272.5 million, respectively. The Company’s tier 1 capital represented 10.61% of total adjusted assets and 12.93% of total risk-weighted assets, while total risk-based capital was 14.18% of total risk-weighted assets, and tangible common equity capital was 12.25% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5% of risk weighted assets.

See Item 1 – Business – Regulation, and Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional detail on the Company’s capital requirements.

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

	Years Ended June 30,
	2021			2020			2019
	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$1,664,650	$84,319	5.07%	$1,506,098	$77,906	5.17%	$1,346,952	$69,911	5.19%
Other loans (1)	505,350	20,758	4.11	455,562	24,223	5.32	394,625	22,417	5.68
Total net loans	2,170,000	105,077	4.84	1,961,660	102,129	5.21	1,741,577	92,328	5.30
Mortgage-backed securities	121,149	2,042	1.69	121,079	2,802	2.31	102,500	2,704	2.64
Investment securities (2)	71,489	2,130	2.98	62,985	1,992	3.16	77,305	2,323	3.01
Other interest-earning assets	97,548	226	0.23	7,767	129	1.66	4,209	127	3.02
TOTAL INTEREST- EARNING ASSETS (1)	2,460,186	109,475	4.45	2,153,491	107,052	4.97	1,925,591	97,482	5.06
Other noninterest-earning assets (3)	170,336	—	—	186,019	—	—	172,440	—	—
TOTAL ASSETS	$2,630,522	109,475	—	$2,339,510	107,052	—	$2,098,031	97,482	—

Interest-bearing liabilities:
Savings accounts	$203,493	566	0.28	$167,458	1,099	0.66	$161,379	1,179	0.73
NOW accounts	861,796	5,036	0.58	679,277	6,529	0.96	585,077	5,920	1.01
Money market accounts	241,534	833	0.34	211,059	2,654	1.26	155,263	2,146	1.38
Certificates of deposit	618,884	8,454	1.37	667,987	13,802	2.07	631,110	11,963	1.90
TOTAL INTEREST- BEARING DEPOSITS	1,925,707	14,889	0.77	1,725,781	24,084	1.40	1,532,829	21,208	1.38
Borrowings:
Securities sold under agreements to repurchase	—	—	—	82	—	0.03	3,988	36	0.90
FHLB advances	65,896	1,366	2.07	87,241	1,932	2.21	92,371	2,377	2.57
Note payable	—	—	—	2,547	112	4.39	3,239	158	4.88
Junior subordinated debt	15,193	534	3.51	15,093	788	5.22	14,994	921	6.14
TOTAL INTEREST- BEARING LIABILITIES	2,006,796	16,789	0.84	1,830,744	26,916	1.47	1,647,421	24,700	1.50
Noninterest-bearing demand deposits	343,643	—	—	244,090	—	—	220,368	—	—
Other liabilities	13,375	—	—	16,780	—	—	10,128	—	—
TOTAL LIABILITIES	2,363,814	16,789	—	2,091,614	26,916	—	1,877,917	24,700	—
Stockholders’ equity	266,708	—	—	247,896	—	—	220,114	—	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,630,522	16,789	—	$2,339,510	26,916	—	$2,098,031	24,700	—

Net interest income		$92,686			$80,136			$72,782
Interest rate spread (4)			3.61%			3.50%			3.56%
Net interest margin (5)			3.77%			3.72%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.59%			117.63%			116.89%
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2021	2021	2020	2019
Weighted-average yield on loan portfolio	4.41%	4.84%	5.21%	5.30%
Weighted-average yield on mortgage-backed securities	1.77	1.69	2.31	2.64
Weighted-average yield on investment securities (1)	2.86	2.98	3.16	3.01
Weighted-average yield on other interest-earning assets	0.19	0.23	1.66	3.02
Weighted-average yield on all interest-earning assets	4.08	4.45	4.97	5.06
Weighted-average rate paid on interest-bearing deposits	0.60	0.77	1.40	1.38
Weighted-average rate paid on securities sold under agreements to repurchase	—	—	0.03	0.90
Weighted-average rate paid on FHLB advances	1.97	2.07	2.21	2.57
Weighted-average rate paid on note payable	—	—	4.39	4.88
Weighted-average rate paid on subordinated debt	3.37	3.51	5.22	6.14
Weighted-average rate paid on all interest-bearing liabilities	0.66	0.84	1.47	1.50
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.42	3.61	3.50	3.56
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.55	3.77	3.72	3.78
(1)	Includes Federal Home Loan Bank, Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2021 Compared to 2020				2020 Compared to 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(Dollars in thousands)	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(7,128)	$10,848	$(772)	$2,948	$(1,671)	$11,722	$(250)	$9,801
Mortgage-backed securities	(761)	2	(1)	(760)	(332)	490	(60)	98
Investment securities (2)	(115)	269	(15)	139	120	(431)	(21)	(332)
Other interest-earning deposits	(111)	1,486	(1,278)	97	(58)	108	(48)	2
Total net change in income on interest-earning assets	(8,115)	12,605	(2,066)	2,424	(1,941)	11,889	(379)	9,569

Interest-bearing liabilities:
Deposits	(9,796)	1,359	(758)	(9,195)	509	2,466	(101)	2,874
Securities sold under agreements to repurchase	—	—	—	—	(35)	(35)	34	(36)
FHLB advances	(124)	(473)	31	(566)	(332)	(132)	19	(445)
Note payable	—	(112)	—	(112)	(16)	(34)	4	(46)
Subordinated debt	(257)	5	(1)	(253)	(139)	6	—	(133)
Total net change in expense on interest-bearing liabilities	(10,177)	779	(728)	(10,126)	(13)	2,271	(44)	2,214
Net change in net interest income	$2,062	$11,826	$(1,338)	$12,550	$(1,928)	$9,618	$(335)	$7,355
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2021, fixed rate residential loan originations totaled $311.5 million (of which $152.9 million was originated for sale into the secondary market), compared to $186.9 million during the prior year (of which $72.2 million was originated for sale into the secondary market). At June 30, 2021, the fixed-rate, single-family residential loan portfolio totaled $346.9 million, with a weighted average maturity of 187 months, compared to $257.7 million with a weighted average maturity of 156 months at June 30, 2020. The Company originated $18.5 million in adjustable rate residential loans during the fiscal year ended June 30, 2021, compared to $28.0 million during the prior fiscal year. At June 30, 2021, fixed rate loans with remaining maturities in excess of 10 years totaled $220.1 million, or 10.0%, of loans receivable, compared to $128.4 million, or 6.0%, of loans receivable, at June 30, 2020. The Company originated $399.2 million in fixed rate commercial, commercial real estate, and multifamily loans during the year ended June 30, 2021, compared to $472.2 million during the prior fiscal year. The Company also originated $63.3 million in adjustable rate commercial, commercial real estate, and multifamily loans during the fiscal year ended June 30, 2021, compared to $33.9 million during the prior fiscal year. At June 30, 2021, adjustable-rate home equity lines of credit totaled $37.8 million, compared to $43.2 million as of June 30, 2020. At June 30, 2021, the Company’s weighted average life of its investment portfolio was 4.7 years, compared to 3.3 years at June 30, 2020. At June 30, 2021, CDs with original terms of two years or more totaled $249.9 million, compared to $252.3 million at June 30, 2020.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2021 and 2020, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.

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

June 30, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$252,800	$(46,274)	(15)	10.05	(96)
+200 bp	277,898	(21,176)	(7)	10.76	(25)
+100 bp	297,372	(1,702)	(1)	11.23	21
0 bp	299,074	—	—	11.01	—
‑100 bp	334,713	35,638	12	12.11	109
‑200 bp	347,520	48,446	16	12.51	149
‑300 bp	352,759	53,685	18	12.67	165

June 30, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$238,832	$(16,824)	(7)	9.99	(7)
+200 bp	251,461	(4,196)	(2)	10.31	25
+100 bp	262,302	6,645	3	10.53	47
0 bp	255,657	—	—	10.06	—
‑100 bp	268,902	13,245	5	10.49	43
‑200 bp	277,452	21,795	9	10.79	73
‑300 bp	283,773	28,116	11	11.01	95

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

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors

and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (“Company”) as of June 30, 2021 and 2020 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2021, expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses effective July 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments-Credit Losses. As discussed below, the allowance for credit losses is considered a critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Credit Losses

The Company’s loan portfolio totaled $2.2 billion as of June 30, 2021 and the associated allowance for credit losses on loans was $33.2 million. The Company’s unfunded loan commitments totaled $318.7 million, with an associated allowance for credit loss of $1.8 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

In calculating the allowance for credit losses, loans were segmented into pools based upon similar risk characteristics. For each of these loan pools, management measured expected credit losses over the life of each loan utilizing either a remaining life model or a discounted cash flow (DCF) model. The remaining life model used historical internal and peer loss rates applied to the estimated remaining life of each pool. For the DCF model, management generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers while modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis, which may be based on the fair value of the collateral or a discounted cash flow model of expected cash flows. For unfunded commitments, the Company applies expected funding percentages to the respective model loss rates based on similar risk characteristics to estimate the allowance for credit losses.

Auditing management’s estimate of the ACL and allowance for unfunded commitments involves a high degree of subjectivity due to the complexities of the key assumptions used, such as applicable loss drivers for collectively evaluated segments of the loan portfolio and the timing and amount of cash flows for individually analyzed loans. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and had a significant effect on the ACL. There was a high degree of auditor judgment involved, due to the significant judgments made by management related to significant assumptions used and related uncertainty in determining the ACL. Therefore, there was an increased level of audit effort when performing audit procedures to evaluate ACL.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
●	Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans based on similar risk characteristics
o	Use of historical internal data and external peer data
o	Model inputs utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
o	Loan risk ratings
●	Tested the mathematical accuracy of the calculation of the ACL
●	Performed reviews of individual credit files and internally prepared loan review reports and support to evaluate the reasonableness of loan credit risk ratings
●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL
●	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for loan segments
●	Tested the reasonableness of specific allowances on individually reviewed loans
●	Evaluated analytically credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
●	Evaluated the overall reasonableness of the ACL considering trends identified within peer groups
●	Tested significant assumptions used in the estimation of the ACL of unfunded loan commitments
●	Evaluated qualitative adjustments made to the ACL, including assessing the reasonableness and basis for those adjustments in estimating the ACL

/s/ BKD, LLP

We have served as the Company’s auditor since 2002.

Decatur, Illinois

September 13, 2021

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2021 AND 2020

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$123,592	$54,245
Interest-bearing time deposits	979	974
Available for sale securities (Note 2)	207,020	176,524
Stock in FHLB of Des Moines	5,873	6,390
Stock in Federal Reserve Bank of St. Louis	5,031	4,363
Loans receivable, net of ACL of $33,222 and ALLL of $25,139 at June 30, 2021 and June 30, 2020, respectively (Note 3)	2,200,244	2,141,929
Accrued interest receivable	10,079	12,116
Premises and equipment, net (Note 5)	64,077	65,106
Bank owned life insurance – cash surrender value	43,817	43,363
Goodwill	14,089	14,089
Other intangible assets, net	7,129	7,700
Prepaid expenses and other assets	18,600	15,358
TOTAL ASSETS	$2,700,530	$2,542,157

Liabilities and Stockholders' Equity
Deposits (Note 6)	$2,330,803	$2,184,847
Advances from FHLB (Note 7)	57,529	70,024
Accounts payable and other liabilities	12,753	12,151
Accrued interest payable	779	1,646
Subordinated debt (Note 8)	15,243	15,142
TOTAL LIABILITIES	2,417,107	2,283,810

Commitments and contingencies (Note 12)

Common stock, $.01 par value; 25,000,000 shares authorized; 9,361,629 and 9,345,339 shares issued, respectively, at June 30, 2021 and June 30, 2020	94	93
Additional paid-in capital	95,585	95,035
Retained earnings	200,140	165,709
Treasury stock of 456,431 and 217,949 shares at June 30, 2021 and June 30, 2020, respectively, at cost	(15,278)	(6,937)
Accumulated other comprehensive income	2,882	4,447
TOTAL STOCKHOLDERS' EQUITY	283,423	258,347
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,700,530	$2,542,157

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2021, 2020 AND 2019

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2021	2020	2019
Interest Income:
Loans	$105,077	$102,129	$92,328
Investment securities	2,130	1,992	2,323
Mortgage-backed securities	2,042	2,802	2,704
Other interest-earning assets	226	129	127
TOTAL INTEREST INCOME	109,475	107,052	97,482
Interest Expense:
Deposits	14,889	24,084	21,208
Securities sold under agreements to repurchase	—	—	36
Advances from FHLB	1,366	1,932	2,377
Note payable	—	112	158
Subordinated debt	534	788	921
TOTAL INTEREST EXPENSE	16,789	26,916	24,700
NET INTEREST INCOME	92,686	80,136	72,782
Provision for credit losses (Note 3)	(1,024)	6,002	2,032
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	93,710	74,134	70,750
Noninterest income:
Deposit account charges and related fees	5,254	5,680	5,005
Bank card interchange income	3,913	3,073	2,581
Loan late charges	587	573	463
Loan servicing fees	1,454	196	376
Other loan fees	1,200	1,258	1,360
Net realized gains on sale of loans	3,980	1,630	771
Net realized gains on sale of AFS securities	90	—	244
Earnings on bank owned life insurance	1,800	1,021	1,329
Other income	1,764	1,319	964
TOTAL NONINTEREST INCOME	20,042	14,750	13,093
Noninterest expense:
Compensation and benefits	31,010	29,336	26,379
Occupancy and equipment, net	7,880	7,288	6,586
Data processing expense	4,812	5,173	3,545
Telecommunications expense	1,261	1,263	1,137
Deposit insurance premiums	766	155	661
Legal and professional fees	1,093	969	965
Advertising	1,080	1,227	1,161
Postage and office supplies	796	804	772
Intangible amortization	1,395	1,771	1,672
Foreclosed property expenses/losses	142	992	442
Provision for off balance sheet credit exposure	—	648	149
Other operating expense	3,812	4,826	4,423
TOTAL NONINTEREST EXPENSE	54,047	54,452	47,892
INCOME BEFORE INCOME TAXES	59,705	34,432	35,951
Income Taxes (Note 9)
Current	10,844	6,890	6,972
Deferred	1,681	(3)	75
	12,525	6,887	7,047
NET INCOME	$47,180	$27,545	$28,904

Basic earnings per share	$5.22	$3.00	$3.14
Diluted earnings per share	$5.22	$2.99	$3.14
Dividends paid	$0.62	$0.60	$0.52

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2021, 2020 AND 2019

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2021	2020	2019
NET INCOME	$47,180	$27,545	$28,904
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(1,925)	4,095	4,940
Less: reclassification adjustment for realized gains included in net income	90	—	244
Defined benefit pension plan net gain (loss)	6	6	(10)
Tax benefit (expense)	444	(901)	(1,094)
Total other comprehensive income (loss)	(1,565)	3,200	3,592
COMPREHENSIVE INCOME	$45,615	$30,745	$32,496

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2021, 2020 AND 2019

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2018	$90	$83,413	$119,536	$—	$(2,345)	$200,694

Net Income			28,904			28,904
Change in unrealized gain on available for sale securities, net					3,602	3,602
Defined benefit pension plan net loss					(10)	(10)
Dividends paid on common stock ($.52 per share)			(4,763)			(4,763)
Stock option expense		51				51
Stock grant expense		323				323
Common stock issued	3	10,754				10,757
Treasury stock purchased				(1,166)		(1,166)
BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income			27,545			27,545
Change in unrealized gain on available for sale securities, net					3,194	3,194
Defined benefit pension plan net gain					6	6
Dividends paid on common stock ($.60 per share)			(5,513)			(5,513)
Stock option expense		74				74
Stock grant expense		356				356
Exercise of stock options		64				64
Treasury stock purchased				(5,771)		(5,771)
BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			47,180			47,180
Change in unrealized gain on available for sale securities, net					(1,571)	(1,571)
Defined benefit pension plan net gain					6	6
Dividends paid on common stock ($.62 per share)			(5,598)			(5,598)
Stock option expense		142				142
Stock grant expense		408				408
Common stock issued	1					1
Treasury stock purchased				(8,341)		(8,341)
BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2021, 2020 AND 2019

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
NET INCOME	$47,180	$27,545	$28,904
Items not requiring (providing) cash:
Depreciation	4,029	3,783	3,402
Loss on disposal of fixed assets	80	482	29
Stock option and stock grant expense	550	430	374
Loss on sale/write-down of REO	55	802	267
Amortization of intangible assets	1,395	1,771	1,672
Accretion of purchase accounting adjustments	(1,502)	(1,403)	(2,886)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,800)	(1,022)	(1,329)
Provision for credit losses	(1,024)	6,002	2,032
Gains realized on sale of AFS securities	(90)	—	(244)
Net amortization of premiums and discounts on securities	1,633	1,295	846
Bargain purchase gain	—	(123)	—
Originations of loans held for sale	(151,171)	(72,165)	(30,768)
Proceeds from sales of loans held for sale	151,813	70,929	30,633
Gain on sales of loans held for sale	(3,980)	(1,630)	(771)
Changes in:
Accrued interest receivable	2,037	(1,758)	(459)
Prepaid expenses and other assets	1,790	4,566	56
Accounts payable and other liabilities	(47)	1,224	5,973
Deferred income taxes	1,681	26	75
Accrued interest payable	(867)	(453)	795
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,762	40,301	38,601
Cash flows from investing activities:
Net increase in loans	(62,864)	(246,930)	(139,056)
Net change in interest-bearing deposits	(7)	(2)	983
Proceeds from maturities of available for sale securities	57,723	51,649	29,971
Proceeds from sales of available for sale securities	16,284	—	40,985
Net (purchases) redemptions of Federal Home Loan Bank stock	517	(1,072)	1,489
Net purchases of Federal Reserve Bank of St. Louis stock	(668)	(13)	(785)
Purchases of available-for-sale securities	(108,057)	(55,486)	(31,207)
Purchases of long-term investment	(40)	—	—
Purchases of premises and equipment	(2,856)	(4,304)	(7,696)
Purchases of BOLI	—	(4,000)	—
Net cash paid for acquisition	—	(9,080)	(8,377)
Investments in state & federal tax credits	(5,325)	(5,103)	(2,192)
Proceeds from sale of fixed assets	580	349	32
Proceeds from sale of foreclosed assets	1,444	1,632	2,317
Proceeds from BOLI claim	1,351	—	544
NET CASH USED IN INVESTING ACTIVITIES	(101,918)	(272,360)	(112,992)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	257,876	249,285	40,664
Net (decrease) increase in certificates of deposits	(111,885)	(4,788)	102,551
Net (decrease) increase in securities sold under agreements to repurchase	—	(4,376)	1,109
Proceeds from Federal Home Loan Bank advances	110,100	640,900	591,500
Repayments of Federal Home Loan Bank advances	(122,649)	(615,897)	(642,030)
Repayments of long term debt	—	(3,000)	(4,400)
Exercise of stock options	—	64	—
Purchase of treasury stock	(8,341)	(5,771)	(1,166)
Dividends paid on common stock	(5,598)	(5,513)	(4,763)
NET CASH PROVIDED BY FINANCING ACTIVITIES	119,503	250,904	83,465
Increase in cash and cash equivalents	69,347	18,845	9,074
Cash and cash equivalents at beginning of period	54,245	35,400	26,326
Cash and cash equivalents at end of period	$123,592	$54,245	$35,400

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$748	$1,057	$2,134
Conversion of foreclosed real estate to loans	—	—	51
Conversion of loans to repossessed assets	461	210	66
Right of use assets obtained in exchange for lease obligations: Operating Leases	804	2,004	—

The Company purchased all of the capital stock of Central Federal for $21,942 on May 22, 2020.
The Company purchased all of the capital stock of Gideon for $22,028 on November 21, 2018.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	—	70,570	216,772
Less: common stock issued	—	—	10,757
Cash paid for the capital stock	—	21,942	11,271
Liabilities assumed	—	48,504	194,744

Cash paid during the period for:
Interest (net of interest credited)	$2,654	$3,813	$4,325
Income taxes	9,240	2,437	2,856

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2021, assets of the REIT were approximately $1.1 billion, and consisted primarily of loan participations acquired from the Bank.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, and estimated fair values of purchased loans.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $83.2 million and $6.9 million at June 30, 2021 and 2020, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $0 at June 30, 2021 and 2020, respectively, exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2021, and June 30, 2020.

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

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At June 30, 2021, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30, 2020 or June 30, 2021. See further disclosure in Note 3: Loans and Allowance for Loan Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. The Company generally incorporates a reasonable and supportable forecast period of four quarters, and a four-quarter, straight-line reversion period to return to long-term historical averages.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 24 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal balance, the Company utilized the remaining life method. The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined based on statistical analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default as an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

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

Intangible Assets. The Company’s intangible assets at June 30, 2021 included gross core deposit intangibles of $15.3 million with $10.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. At June 30, 2020, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $8.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.1 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.4 million in fiscal 2022, $1.4 million in fiscal 2023, $1.4 million in fiscal 2024, $807,000 in fiscal 2025, $328,000 in fiscal 2026, and none thereafter. As of June 30, 2021, and June 30, 2020, there was no impairment indicated.

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2021, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there is no impairment of goodwil at June 30, 2021.

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

Incentive Plans. The Company accounts for its Equity Incentive Plan (EIP), and Omnibus Incentive Plan (OIP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the grant-date fair value and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to income tax expense.

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

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares outstanding during each year.

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

Revisions. Certain immaterial revisions have been made to the 2019 consolidated financial statements for netting interchange expenses with interchange revenues to apply the recognition on an agency versus principal basis. These revisions did not have a significant impact on the financial statement line items impacted and have been reclassified to conform to the 2020 and 2021 presentations. These reclassifications had no effect on net income or retained earnings.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which the Company adopted July 1, 2020. The Update amended guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For financial assets held at amortized cost basis, Topic 326 eliminated the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Adoption was applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Adoption resulted in an increase to the ACL of $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, and an increase of $434,000 related to the transition from PCI to PCD methodology, relative to the ALLL as of June 30, 2020. The Company also recorded an adjustment to the reserve for unfunded commitments recorded in other liabilities of $268,000. The impact at adoption was reflected as an adjustment to beginning retained earnings, net of income taxes, in the amount of $7.2 million. In accordance with the new standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The adoption of ASU 2016-13 in fiscal 2021 could also impact the Company’s future earnings, perhaps materially

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

NOTE 2: Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$46,257	$1,479	$(40)	$—	$47,696
Corporate obligations	20,356	290	(335)	—	20,311
Other securities	647	25	—	—	672
TOTAL DEBT AND EQUITY SECURITIES	67,260	1,794	(375)	—	68,679

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	64,400	932	(379)	—	64,953
Commercial MBS issued by GSEs	35,425	1,394	(338)	—	36,481
CMOs issued by GSEs	36,201	755	(49)	—	36,907
TOTAL MBS and CMOs	136,026	3,081	(766)	—	138,341
TOTAL	$203,286	$4,875	$(1,141)	$—	$207,020

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$40,486	$1,502	$—	41,988
Corporate obligations	6,970	27	(338)	6,659
Other securities	949	21	(5)	965
TOTAL DEBT AND EQUITY SECURITIES	48,405	1,550	(343)	49,612

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by GSEs	62,315	1,646	(7)	63,954
Commercial MBS issued by GSEs	17,466	1,585	—	19,051
CMOs issued by GSEs	42,594	1,345	(32)	43,907
TOTAL MBS and CMOs	122,375	4,576	(39)	126,912
TOTAL	$170,780	$6,126	$(382)	$176,524

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,873	$1,887
After one year but less than five years	9,564	9,720
After five years but less than ten years	30,386	31,033
After ten years	25,437	26,039
Total investment securities	67,260	68,679
MBS and CMOs	136,026	138,341
Total AFS securities	$203,286	$207,020

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $155.6 million and $156.1 million at June 30, 2021 and 2020, respectively. The securities pledged consist of marketable securities, including $95.4 million and $82.0 million of Mortgage-Backed Securities, $18.8 million and $41.9 million of Collateralized Mortgage Obligations, $41.4 million and $32.0 million of State and Political Subdivisions Obligations, and $0 and $200,000 of Other Securities at June 30, 2021 and 2020, respectively.

Gains of $138,000 and losses of $48,000 were recognized from sales of available-for-sale securities in fiscal 2021. There were no gains or losses recognized from sales of available-for-sale securities in fiscal 2020. Gains of $265,450 and losses of $21,576 were recognized from sales of securities from sales of available-for-sale securities in fiscal 2019.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2021.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2021, was $67.2 million, which is approximately 32.5% of the Company’s available for sale investment portfolio, as compared to $10.7 million or approximately 6.0% of the Company’s available for sale investment portfolio at June 30, 2020. Management believes the declines in fair value for these securities to be temporary.

The tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and 2020.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,177	$40	$—	$—	$3,177	$40
Corporate obligations	9,331	79	720	256	10,051	335
MBS and CMOs	53,893	764	70	2	53,963	766
Total AFS securities	$66,401	$883	$790	$258	$67,191	$1,141

	June 30, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate obligations	995	5	454	333	1,449	338
Other securities	—	—	189	5	189	5
MBS and CMOs	9,037	39	—	—	9,037	39
Total AFS securities	$10,032	$44	$643	$338	$10,675	$382

Mortgage-backed securities. The unrealized losses on the Company’s investments in mortgage-backed securities include 22 individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include seven individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include seven individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At June 30, 2021 there were two pooled trust preferred securities with an estimated fair value of $720,000 and unrealized losses of $257,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The June 30, 2021, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.8 percent, annually, annual defaults averaging 220 basis points over the next two years, and 80 basis points thereafter, and a recovery rate averaging ten percent of gross defaults, lagged two years.

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

The Company does not believe any other individual unrealized loss as of June 30, 2021, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the periods ended June 30, 2021 and 2020.

NOTE 3: Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2021	June 30, 2020
Real Estate Loans:
Residential	$721,216	$627,357
Construction	208,824	185,924
Commercial	889,793	887,419
Consumer loans	77,674	80,767
Commercial loans	414,124	468,448
	2,311,631	2,249,915
Loans in process	(74,540)	(78,452)
Deferred loan fees, net	(3,625)	(4,395)
Allowance for loan losses	(33,222)	(25,139)
Total loans	$2,200,244	$2,141,929

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2021, the Bank had purchased participations in 23 loans totaling $83.0 million, as compared to 23 loans totaling $58.2 million at June 30, 2020.

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within our primary market area. The majority of the multi-family residential loans that are originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand and supply, rental rates, and vacancies, as well as collateral values and borrower leverage.

Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area. Approximately $293.3 million of the Company’s $889.8 million in commercial real estate loans are secured by properties located outside our primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally. Risks to lending on farmland include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland values.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At June 30, 2021, construction loans outstanding included 48 loans, totaling $28.5 million, for which a modification had been agreed to. At June 30, 2020, construction loans outstanding included 77 loans, totaling $48.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at June 30, 2021.

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

Allowance for Credit Losses. The provision for credit losses or loan losses for the fiscal years ended June 30, 2021, 2020, and 2019, was $(1.0 million), $6.0 million, and $2.0 million, respectively. The (recovery) charge was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at June 30, 2021, and as of that date the Company’s ACL was $33.2 million. Reduced provisioning in fiscal 2021 was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic and the Company notes less uncertainty regarding the potential impact on its borrowers generally, combined with moderated growth in unguaranteed loan balances, relatively consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has significantly improved during fiscal 2021 as compared to the year ended June 30, 2020, there remains uncertainty regarding the possible continuing impact of the COVID-19 pandemic or when transmission of the virus will abate to the point that restrictions are no longer being imposed or considered, and consumer behavior can be said to have returned to normal. As such, there remains a potential for the pandemic to negatively impact global and regional economies, or for recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact to fall short of expectations. Specifically, management considered:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios were utilized in the Company’s estimate at June 30, 2021. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and declining risk factor;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure remains elevated, but continued to moderate in the most recent quarter, and is considered to be a moderate and declining risk factor;

● levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, but management considered the potential that the measure remains under-reported due to the availability of modifications under the CARES Act. The level of uncertainty about loan delinquencies is considered to be diminishing. This is considered to be an elevated but declining risk factor;

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

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of June 30, 2021 and 2020, and activity in the ACL and ALLL for the fiscal years ended June 30, 2021, 2020, and 2019:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2021	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision (benefit) charged to expense	2,973	281	(1,364)	(1,232)	(1,260)	(602)
Losses charged off	(180)	—	(90)	(146)	(318)	(734)
Recoveries	3	—	1	47	35	86
Balance, end of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2020	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	1,529	645	2,730	300	798	6,002
Losses charged off	(379)	—	(12)	(189)	(273)	(853)
Recoveries	19	—	15	25	28	87
Balance, end of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$626,085	$106,194	$872,716	$80,767	$463,902	$2,149,664
Ending Balance: loans acquired with deteriorated credit quality	$1,272	$1,278	$14,703	$—	$4,546	$21,799

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2019	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	487	268	765	231	281	2,032
Losses charged off	(30)	—	(164)	(103)	(92)	(389)
Recoveries	23	—	5	16	2	46
Balance, end of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903

The following table presents the balance in the Allowance for off-balance credit exposure based on portfolio segment as of June 30, 2021, and activity in allowance for the fiscal year ended June 30, 2021:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2021	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$19	$769	$172	$153	$846	$1,959
Impact of CECL adoption	35	(167)	95	197	108	268
Provision (benefit) charged to expense	(17)	(100)	(79)	(132)	(94)	(422)
Balance, end of period	$37	$502	$188	$218	$860	$1,805

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of June 30, 2021. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
June 30,	2021	2020	2019	2018	2017	Prior	loans	Total
Residential Real Estate
Pass	$361,876	$175,772	$43,576	$32,929	$23,267	$71,592	$5,557	$714,569
Watch	328	70	410	—	89	809	—	1,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,288	89	—	92	—	472	—	4,941
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$366,492	$175,931	$43,986	$33,021	$23,356	$72,873	$5,557	$721,216

Construction Real Estate
Pass	$88,371	$45,866	$—	$—	$—	$—	$—	$134,237
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	47	—	—	—	—	—	—	47
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$88,418	$45,866	$—	$—	$—	$—	$—	$134,284

Commercial Real Estate
Pass	$351,732	$147,670	$104,746	$75,967	$70,927	$61,194	$23,699	$835,935
Watch	4,456	2,365	9,502	1,377	726	10	810	19,246
Special Mention	—	8,806	—	1,793	12,826	—	300	23,725
Substandard	8,191	1,137	505	31	5	99	69	10,037
Doubtful	—	—	850	—	—	—	—	850
Total Commercial Real Estate	$364,379	$159,978	$115,603	$79,168	$84,484	$61,303	$24,878	$889,793

Consumer
Pass	$23,858	$8,626	$3,597	$1,126	$534	$650	$39,071	$77,462
Watch	80	—	—	—	—	—	48	128
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	30	30	—	24	84
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$23,938	$8,626	$3,597	$1,156	$564	$650	$39,143	$77,674

Commercial
Pass	$189,280	$42,549	$17,960	$5,591	$7,265	$9,120	$136,603	$408,368
Watch	1,551	262	1,323	22	—	—	463	3,621
Special Mention	—	—	—	—	—	—	—	—
Substandard	594	81	305	—	176	—	979	2,135
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$191,425	$42,892	$19,588	$5,613	$7,441	$9,120	$138,045	$414,124

Total Loans
Pass	$1,015,117	$420,483	$169,879	$115,613	$101,993	$142,556	$204,930	$2,170,571
Watch	6,415	2,697	11,235	1,399	815	819	1,321	24,701
Special Mention	—	8,806	—	1,793	12,826	—	300	23,725
Substandard	13,120	1,307	810	153	211	571	1,072	17,244
Doubtful	—	—	850	—	—	—	—	850
Total	$1,034,652	$433,293	$182,774	$118,958	$115,845	$143,946	$207,623	$2,237,091

At June 30, 2021, PCD loans comprised $3.2 million of credits rated “Pass”; $9.0 million of credits rated “Watch”; none rated “Special Mention”; $2.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past Due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2021 and 2020. These tables include PCI and PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2021	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$312	$364	$613	$1,289	$719,927	$721,216	$—
Construction	—	—	30	30	134,254	134,284	—
Commercial	363	—	374	737	889,056	889,793	—
Consumer loans	195	66	84	345	77,329	77,674	—
Commercial loans	368	939	110	1,417	412,707	414,124	—
Total loans	$1,238	$1,369	$1,211	$3,818	$2,233,273	$2,237,091	$—

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2020	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$772	$378	$654	$1,804	$625,553	$627,357	$—
Construction	—	—	—	—	107,472	107,472	—
Commercial	641	327	1,073	2,041	885,378	887,419	—
Consumer loans	180	53	193	426	80,341	80,767	—
Commercial loans	93	1,219	810	2,122	466,326	468,448	—
Total loans	$1,686	$1,977	$2,730	$6,393	$2,165,070	$2,171,463	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at June 30, 2021, included $23.9 million in loans reported as current in the above table, while none were past due. Loans with such modifications in effect at June 30, 2020, included $380.1 million in loans reported as current in the above table, while an additional $29,000 of consumer loans and $1,000 in residential real estate loans with such modifications were reported as 30-59 days past due, and $66,000 of commercial loans with such modifications were reported as 60-89 days past due at such date.

At June 30, 2021 and 2020 there were no PCD or PCI loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at June 30, 2021:

	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$895	$223
Total loans	$895	$223

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

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2020 and 2019 was immaterial.

For the fiscal years ended June 30, 2020 and 2019, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $236,000, and $1.3 million, respectively.

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at June 30, 2021 and 2020. The table excludes performing TDRs.

	June 30,
(dollars in thousands)	2021	2020
Residential real estate	$3,235	$4,010
Construction real estate	30	—
Commercial real estate	1,914	3,106
Consumer loans	100	196
Commercial loans	589	1,345
Total loans	$5,868	$8,657

At June 30, 2021, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the periods ended June 30, 2021 and 2020, was immaterial.

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

During fiscal 2021, there were three loans modified as TDRs totaling $894,000. During fiscal 2020, there were no loans modified as TDRs.

Performing loans classified as TDRs at June 30, 2021 and June 30, 2020 segregated by class, are shown in the table below. Nonperforming TDRs are shown in nonaccrual loans.

	June 30, 2021		June 30, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$895	3	$791
Construction real estate	—	—	—	—
Commercial real estate	4	949	10	4,544
Consumer loans	—	—	—	—
Commercial loans	7	1,397	7	3,245
Total	12	$3,241	20	$8,580

Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2021 and June 30, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $622,000 and $563,000, respectively. In addition, as of June 30, 2021 and June 30, 2020, the Company had residential mortgage loans and home equity loans with a carrying value of $533,000 and $435,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2021 and 2020, respectively:

	June 30,
(dollars in thousands)	2021	2020
Beginning Balance	$8,603	$9,132
Additions	8,474	5,179
Repayments	(6,453)	(5,708)
Ending Balance	$10,624	$8,603

NOTE 4: Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2021	2020
Land	$12,452	$12,585
Buildings and improvements	56,422	56,039
Construction in progress	1,158	435
Furniture, fixtures, equipment and software	18,985	18,109
Automobiles	120	120
Operating leases ROU asset	2,770	1,965
	91,907	89,253
Less accumulated depreciation	27,830	24,147
	$64,077	$65,106

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use (“ROU”) asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has six leased properties and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

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

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was 5%. The expected lease terms range from 18 months to 21 years.

	At or For the	At or For the
	Twelve Months Ended	Twelve Months Ended
	June 30, 2021	June 30, 2020
Consolidated Balance Sheet
Operating leases right of use asset	$2,770	$1,965
Operating leases liability	$2,770	$1,965

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$340	$214
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$282	$174
ROU assets obtained in exchange for operating lease obligations:	$804	$2,004

For the years ended June 30, 2021 and 2020, lease expense was $340,000 and $214,000, respectively. At June 30, 2021, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2022	$338
2023	272
2024	272
2025	272
2026	272
Thereafter	3,142
Future lease payments expected	$4,568

NOTE 5: Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2021	2020
Non-interest bearing accounts	$358,418	$316,048
NOW accounts	925,280	781,937
Money market deposit accounts	253,614	231,162
Savings accounts	230,905	181,229
TOTAL NON-MATURITY DEPOSITS	1,768,217	1,510,376
Certificates
0.00-0.99%	332,958	72,236
1.00-1.99%	155,078	393,625
2.00-2.99%	63,777	168,985
3.00-3.99%	10,606	39,191
4.00-4.99%	167	160
5.00-5.99%	—	—
6.00-6.99%	—	274
TOTAL CERTIFICATES	562,586	674,471
TOTAL DEPOSITS	$2,330,803	$2,184,847

The aggregate amount of deposits with a minimum denomination of $250,000 was $668.8 million and $611.4 million at June 30, 2021 and 2020, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2021 to June 30, 2022	$358,777
July 1, 2022 to June 30, 2023	90,169
July 1, 2023 to June 30, 2024	21,530
July 1, 2024 to June 30, 2025	40,503
July 1, 2025 to June 30, 2026	51,607
TOTAL	$562,586

Brokered certificates totaled $5.0 million and $23.3 million at June 30, 2021 and 2020, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2021 and 2020 totaled approximately $4.3 million and $4.2 million, respectively.

NOTE 6:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Interest	June 30,
Maturity	Rate	2021	2020

		(dollars in thousands)
09/09/20	2.02%	—	4,982
11/23/20	2.13%	—	1,741
01/14/21	1.92%	—	249
03/31/21	1.68%	—	248
05/17/21	2.43%	—	5,000
06/10/21	1.42%	—	247
09/07/21	2.81%	9,000	9,000
09/09/21	2.28%	1,994	1,977
10/01/21	2.53%	5,000	5,000
11/16/21	2.43%	5,000	5,000
03/07/22	0.95%	3,000	3,000
03/31/22	1.91%	248	246
08/15/22	1.89%	3,000	3,000
03/06/23	0.99%	3,000	3,000
03/06/24	0.95%	3,000	3,000
03/28/24	2.56%	8,000	8,000
08/13/24	1.88%	3,000	3,000
02/21/25	1.28%	5,000	5,000
02/21/25	1.53%	5,000	5,000
03/06/25	1.01%	3,000	3,000
12/14/26	2.65%	287	334
	TOTAL	$57,529	$70,024
Weighted-average rate		1.97%	2.01%

Of the advances outstanding at June 30, 2021, two advances totaling $10.0 million are callable by the FHLB prior to maturity. In addition to the above advances, the Bank had additional available credit amounting to $383.0 million and $296.6 million with the FHLB at June 30, 2021 and 2020, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $769.8 million and $768.7 million were pledged to the FHLB at June 30, 2021 and 2020, respectively. The principal maturities of FHLB advances at June 30, 2021, are below:

June 30, 2021
FHLB Advance Maturities	(dollars in thousands)
July 1, 2021 to June 30, 2022	$24,242
July 1, 2022 to June 30, 2023	6,000
July 1, 2023 to June 30, 2024	11,000
July 1, 2024 to June 30, 2025	16,000
July 1, 2025 to June 30, 2026	—
July 1, 2025 to thereafter	287
TOTAL	$57,529

NOTE 7: Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At June 30, 2021, the Debentures carried an interest rate of 2.87%. The balance of the Debentures outstanding was $7.2 million at June 30, 2021 and June 30, 2020. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2021, the current rate was 2.57%. The carrying value of the debt securities was approximately $2.7 million at June 30, 2021 and 2020.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2021, the current rate was 1.92%. The carrying value of the debt securities was approximately $5.3 million at June 30, 2021 and 2020.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $458,000 at June 30, 2021.

NOTE 8: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2021, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2021. Total 401(k) expense for fiscal 2021, 2020, and 2019, $1.7 million, $1.5 million, and $1.3 million, respectively. At June 30, 2021, 401(k) plan participants held approximately 394,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (the EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. From fiscal 2012 through fiscal 2017, the Company awarded 122,803 shares, and no awards were made under the plan since fiscal 2017. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2021, 2020, and 2019, there were 2,700, 2,825, and 7,100 EIP shares (split-adjusted) vested each year, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. The EIP expense for fiscal 2021, 2020, and 2019 was $84,000, $88,000, and $141,000, respectively. At June 30, 2021, unvested compensation expense related to the EIP was approximately $51,000.

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

As of June 30, 2021, there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. The aggregate intrinsic value of stock options outstanding, all of which were exercisable, at June 30, 2021, was $274,000. During fiscal 2020, options to purchase 10,000 shares were exercised; no options to purchase shares were exercised in fiscal 2021 or 2019. The intrinsic value of options vested in fiscal 2020 and 2019 was $14,000, and $35,000, respectively, and no options vested in fiscal 2021.

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

Under the 2017 Plan, options to purchase 79,500 shares have been issued to employees, of which none have been exercised or forfeited, and 79,500 remain outstanding. As of June 30, 2021, there was $489,000 in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2017 Plan at June 30, 2021, was $728,000, and no options were exercisable at June 30, 2021, at a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2021 was $87,000. No in-the-money options were vested in fiscal 2020 or 2019.

Full value awards totaling 18,925, 15,525, and 15,000 shares, respectively, were issued to employees and directors in fiscal 2021, 2020, and 2019. All full value awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2021, 2020, and 2019, full value awards of 9,770, 7,080 and 4,200 shares were vested, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. Compensation expense for full value awards under the 2017 Plan for fiscal 2021, 2020, and 2019 was $351,000, $293,000, and $189,000, respectively. At June 30, 2021, unvested compensation expense related to full value awards under the 2017 Plan was approximately $1.5 million.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2021		2020		2019
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$33.22	60,500	$26.35	51,000	$22.18	33,500
Granted	34.91	29,000	37.40	19,500	34.35	17,500
Exercised	—	—	6.38	(10,000)	—	—
Forfeited	—	—	—	—	—	—
Outstanding at year-end	$33.77	89,500	$33.22	60,500	$26.35	51,000
Options exercisable at year-end	$29.79	29,000	$26.31	18,900	$14.73	20,700

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2021, 2020, and 2019:

	2021	2020	2019
Assumptions:
Expected dividend yield	1.83%	1.60%	1.51%
Expected volatility	27.72%	22.55%	20.39%
Risk-free interest rate	1.14%	1.55%	2.67%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$9.19	$8.81	$8.78

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2021:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
38 mo.	10,000	$17.55	10,000	$17.55
79 mo.	13,500	37.31	8,100	37.31
90 mo.	17,500	34.35	7,000	34.35
104 mo.	19,500	37.40	3,900	37.40
115 mo.	29,000	34.91	—	34.91

NOTE 9: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for tax years ending June 30, 2017 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	June 30, 2021	June 30, 2020
Deferred tax assets:
Provision for losses on loans	$7,626	$5,802
Accrued compensation and benefits	826	825
NOL carry forwards acquired	147	149
Minimum Tax Credit	—	130
Unrealized loss on other real estate	180	257
Other	182	26
Total deferred tax assets	8,961	7,189

Deferred tax liabilities:
Purchase accounting adjustments	210	64
Depreciation	1,842	1,665
FHLB stock dividends	120	120
Prepaid expenses	283	259
Unrealized gain on available for sale securities	821	1,265
Other	1,193	104
Total deferred tax liabilities	4,469	3,477
Net deferred tax asset	$4,492	$3,712

As of June 30, 2021, the Company had approximately $706,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2021	2020	2019
Tax at statutory rate	$12,538	$7,231	$7,550
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(453)	(444)	(400)
State tax, net of Federal benefit	1,018	299	487
Cash surrender value of Bank-owned life insurance	(378)	(214)	(279)
Tax credit benefits	(11)	(48)	(270)
Other, net	(189)	63	(41)
Actual provision	$12,525	$6,887	$7,047

For the years ended June 30, 2021, 2020, and 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

NOTE 10: Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2021	2020
Net unrealized gain on securities available-for-sale	$3,734	$5,744
Net unrealized gain on securities available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(1)	(1)
Unrealized gain from defined benefit pension plan	(26)	(32)
	3,707	5,711
Tax effect	(825)	(1,264)
Net of tax amount	$2,882	$4,447

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the years ended June 30, 2021 and 2020, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)			Affected Line Item in the Condensed
	2021	2020	Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$90	$—	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	6	6	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	96	6
Tax benefit	20	1	Provision for income tax
Total reclassification out of AOCI	$76	$5	Net Income

NOTE 11: Stockholders’ Equity and Regulatory Capital

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of June 30, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules to provide temporary relief to community banking organizations. Under the rules, CBLR requirement was a minimum of 8% for the remainder of calendar year 2020, and is 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

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

As of June 30, 2021, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$315,490	14.18%	$177,938	8.00%	n/a	n/a
Southern Bank	308,482	13.96%	176,816	8.00%	221,019	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	287,701	12.93%	133,453	6.00%	n/a	n/a
Southern Bank	282,638	12.79%	132,612	6.00%	176,816	8.00%
Tier I Capital (to Average Assets)
Consolidated	287,701	10.61%	108,505	4.00%	n/a	n/a
Southern Bank	282,638	10.43%	108,369	4.00%	135,461	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	272,458	12.25%	100,090	4.50%	n/a	n/a
Southern Bank	282,638	12.79%	99,459	4.50%	143,663	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$278,924	13.17%	$169,473	8.00%	n/a	n/a
Southern Bank	271,137	12.88%	168,355	8.00%	210,444	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	252,609	11.92%	127,105	6.00%	n/a	n/a
Southern Bank	244,822	11.63%	126,266	6.00%	168,355	8.00%
Tier I Capital (to Average Assets)
Consolidated	252,609	9.95%	101,528	4.00%	n/a	n/a
Southern Bank	244,822	9.66%	101,370	4.00%	126,713	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	237,467	11.21%	95,328	4.50%	n/a	n/a
Southern Bank	244,822	11.63%	94,700	4.50%	136,789	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2021, approximately $42.9 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

NOTE 12: Commitments and Credit Risk

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

The Company had total outstanding standby letters of credit amounting to $4.0 million at June 30, 2021, and $3.2 million at June 30, 2020, with terms ranging from 12 to 24 months. At June 30, 2021, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $491.6 million in commitments to extend credit at June 30, 2021, and $416.2 million at June 30, 2020.

At June 30, 2021, total commitments to originate fixed-rate loans with terms in excess of one year were $134.5 million at rates ranging from 2.25% to 5.50%, with a weighted-average rate of 4.04%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $801.6 million at June 30, 2021, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

NOTE 13: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2021	2020	2019

Net income	$47,180	$27,545	$28,904
Less: distributed earnings allocated to participating securities	(18)	—	—
Less: undistributed earnings allocated to participating securities	(135)	—	—
Net income available to common shareholders	$47,027	$27,545	$28,904

Denominator for basic earnings per share -
Weighted-average shares outstanding	9,007,814	9,189,876	9,193,235
Effect of dilutive securities stock options or awards	2,923	9,293	10,674
Denominator for diluted earnings per share	9,010,737	9,199,169	9,203,909

Basic earnings per share available to common stockholders	$5.22	$3.00	$3.14
Diluted earnings per share available to common stockholders	$5.22	$2.99	$3.14

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 99,825, 50,500, and 31,000 were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

NOTE 14: Acquisitions

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

NOTE 15: Fair Value Measurements

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

Recurring Measurements. The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and 2020:

	Fair Value Measurements at June 30, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$47,696	$—	$47,696	$—
Corporate obligations	20,311	—	20,311	—
Other securities	672	—	672	—
MBS and CMOs	138,341	—	138,341	—

	Fair Value Measurements at June 30, 2020, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$41,988	$—	$41,988	$—
Corporate obligations	6,659	—	6,659	—
Other securities	965	—	965	—
MBS and CMOs	126,912	—	126,912	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2021.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2021 and 2020:

Fair Value Measurements at June 30, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$280	$—	$—	$280

Fair Value Measurements at June 30, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$2,211	$—	$—	$2,211

The following table presents losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2021 and 2020:

(dollars in thousands)	2021	2020
Foreclosed and repossessed assets held for sale	$(44)	$(1,009)
Total losses on assets measured on a non-recurring basis	$(44)	$(1,009)

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

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$280	Third party appraisal	Marketability discount	7.2% - 80.6%	37.1%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2020	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,211	Third party appraisal	Marketability discount	8.0% - 56.9%	15.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2021 and 2020:

	June 30, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$123,592	$123,592	$—	$—
Interest-bearing time deposits	979	—	979	—
Stock in FHLB	5,873	—	5,873	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,200,244	—	—	2,218,762
Accrued interest receivable	10,079	—	10,079	—
Financial liabilities
Deposits	2,330,803	1,768,217	—	565,123
Advances from FHLB	57,529	—	58,587	—
Accrued interest payable	779	—	779	—
Subordinated debt	15,243	—	—	15,468
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$54,245	$54,245	$—	$—
Interest-bearing time deposits	974	—	974	—
Stock in FHLB	6,390	—	6,390	—
Stock in Federal Reserve Bank of St. Louis	4,363	—	4,363	—
Loans receivable, net	2,141,929	—	—	2,143,823
Accrued interest receivable	12,116	—	12,116	—
Financial liabilities
Deposits	2,184,847	1,508,740	—	676,816
Advances from FHLB	70,024	—	72,136	—
Accrued interest payable	1,646	—	1,646	—
Subordinated debt	15,142	—	—	11,511
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

NOTE 16: Significant Estimates

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are described in Note 1.

NOTE 17: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
(dollars in thousands)	2021	2020

Condensed Balance Sheets
Assets
Cash and cash equivalents	$1,193	$4,576
Other assets	14,380	13,823
Investment in common stock of Bank	283,500	255,601
TOTAL ASSETS	$299,073	$274,000

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$407	$511
Subordinated debt	15,243	15,142
TOTAL LIABILITIES	15,650	15,653
Stockholders' equity	283,423	258,347
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,073	$274,000

	Year ended June 30,
(dollars in thousands)	2021	2020	2019

Condensed Statements of Income
Interest income	$13	$27	$25
Interest expense	534	899	1,079
Net interest expense	(521)	(872)	(1,054)
Dividends from Bank	12,000	34,000	23,000
Bargain purchase gain	—	123	—
Operating expenses	599	1,529	827
Income before income taxes and equity in undistributed income of the Bank	10,880	31,722	21,119
Income tax benefit	235	292	358
Income before equity in undistributed income of the Bank	11,115	32,014	21,477
Equity in undistributed income of the Bank	36,065	(4,469)	7,427
NET INCOME	$47,180	$27,545	$28,904
COMPREHENSIVE INCOME	$45,615	$30,745	$32,496

	Year ended June 30,
(dollars in thousands)	2021	2020	2019
Condensed Statements of Cash Flow
Cash Flows from operating activities:
Net income	$47,180	$27,545	$28,904
Changes in:
Equity in undistributed income of the Bank	(36,065)	4,469	(7,427)
Other adjustments, net	(559)	(904)	(635)
NET CASH PROVIDED BY OPERATING ACTIVITES	10,556	31,110	20,842

Investments in Bank subsidiaries	—	(20,463)	(10,747)
NET CASH USED IN INVESTING ACTIVITIES	—	(20,463)	(10,747)

Cash flows from financing activities:
Dividends on common stock	(5,598)	(5,513)	(4,763)
Exercise of stock options	—	64	—
Payments to acquire treasury stock	(8,341)	(5,771)	(1,166)
Repayments of long term debt	—	(3,000)	(4,400)
NET CASH USED IN FINANCING ACTIVITIES	(13,939)	(14,220)	(10,329)

Net decrease in cash and cash equivalents	(3,383)	(3,573)	(234)
Cash and cash equivalents at beginning of year	4,576	8,149	8,383
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,193	$4,576	$8,149

NOTE 18: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2021
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,972	$27,871	$27,100	$27,532
Interest expense	4,908	4,344	3,951	3,586

Net interest income	22,064	23,527	23,149	23,946

Provision for credit losses	1,000	1,000	(409)	(2,615)
Noninterest income	4,941	5,720	4,524	4,857
Noninterest expense	13,272	13,046	13,528	14,201
Income before income taxes	12,733	15,201	14,554	17,217
Income tax expense	2,747	3,153	3,096	3,529
NET INCOME	$9,986	$12,048	$11,458	$13,688
Basic earnings per share	$1.09	$1.33	$1.27	$1.53
Diluted earnings per share	$1.09	$1.32	$1.27	$1.53

	June 30, 2020
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,922	$26,646	$26,220	$27,264
Interest expense	7,362	7,269	6,802	5,483

Net interest income	19,560	19,377	19,418	21,781

Provision for loan losses	896	388	2,850	1,868
Noninterest income	3,489	3,674	3,229	4,358
Noninterest expense	12,349	13,025	13,569	15,509
Income before income taxes	9,804	9,638	6,228	8,762
Income tax expense	1,976	1,921	1,129	1,861
NET INCOME	$7,828	$7,717	$5,099	$6,901
Basic earnings per share	$0.85	$0.84	$0.55	$0.76
Diluted earnings per share	$0.85	$0.84	$0.55	$0.76

	June 30, 2019
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$22,042	$24,207	$25,186	$26,047
Interest expense	4,875	6,139	6,632	7,054

Net interest income	17,167	18,068	18,554	18,993

Provision for loan losses	682	314	491	545
Noninterest income	2,944	3,568	3,423	3,158
Noninterest expense	10,963	12,066	12,667	12,196
Income before income taxes	8,466	9,256	8,819	9,410
Income tax expense	1,666	1,802	1,725	1,854
NET INCOME	$6,800	$7,454	$7,094	$7,556
Basic earnings per share	$0.76	$0.82	$0.76	$0.81
Diluted earnings per share	$0.76	$0.81	$0.76	$0.81

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Southern Missouri Bancorp, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Date: September 13, 2021	By:	/s/ Greg A. Steffens
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

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated September 13, 2021 expressed an unqualified opinion.

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

/s/ BKD, LLP

Decatur, Illinois

September 13, 2021

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2021, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” and is incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Schalk, Brooks, Hensley, Robison, and Tooley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2021, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Company has adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code applies to all of the Company’s directors, officers and employees. The Code may be reviewed at the Company’s website, www.bankwithsouthern.com, by following the "investor relations" and "corporate governance" links.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since last disclosed to shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The following table sets forth information as of June 30, 2021, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	89,500	$33.77	250,913	(1)
(1)	Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 250,913 shares remaining available for future awards under the plan, as of June 30, 2021, reflects the 500,000 shares originally available under the shares authorization, less awards of 79,500 option shares and 71,950 full value shares (counted on a 2.5-for-1 basis, or 179,875), plus forfeitures of 4,115 full value shares (counted on a 2.5-for-1 basis, or 10,288 shares).

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements:

The following are contained in Part II, Item 8 of this Form 10-K:

(a)(2)Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)Exhibits:

Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

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
4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference).

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

		(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in -Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in -Control Agreement with Lora Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in -Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(v)	Change-in -Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(viii)	Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2021

10.2	Director Fee Arrangements for 2021
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2021	By:	/s/ Greg A. Steffens
Greg A. Steffens
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 13, 2021
Greg A. Steffens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 13, 2021
L. Douglas Bagby
Chairman and Director

By:	/s/ Sammy A. Schalk	September 13, 2021
Sammy A. Schalk
Vice Chairman and Director

By:	/s/ Rebecca McLane Brooks	September 13, 20201
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 13, 2021
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 13, 2021
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 13, 2021
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 13, 2021
Todd E. Hensley
Director

By:	/s/ Matthew T. Funke	September 13, 2021
Matthew T. Funke
Chief Financial Officer
(Principal Financial and Accounting Officer)