Form 10-Q
period 2021-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2021-11-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2021
Common Stock, Par Value $.01	8,888,091 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND JUNE 30, 2021

(dollars in thousands)	September 30, 2021	June 30, 2021
	(unaudited)

Assets
Cash and cash equivalents	$111,402	$123,592
Interest-bearing time deposits	980	979
Available for sale securities	209,409	207,020
Stock in FHLB of Des Moines	5,425	5,873
Stock in Federal Reserve Bank of St. Louis	5,031	5,031
Loans receivable, net of ACL of $32,543 and $33,222 at September 30, 2021 and June 30, 2021, respectively	2,249,478	2,200,244
Accrued interest receivable	11,203	10,079
Premises and equipment, net	65,253	64,077
Bank owned life insurance – cash surrender value	44,099	43,817
Goodwill	14,089	14,089
Other intangible assets, net	6,779	7,129
Prepaid expenses and other assets	15,393	18,600
Total assets	$2,738,541	$2,700,530

Liabilities and Stockholders' Equity
Deposits	$2,371,695	$2,330,803
Advances from FHLB	46,522	57,529
Accounts payable and other liabilities	11,065	12,753
Accrued interest payable	731	779
Subordinated debt	15,268	15,243
Total liabilities	2,445,281	2,417,107

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 9,361,629 shares issued at September 30, 2021 and June 30, 2021	94	94
Additional paid-in capital	95,622	95,585
Retained earnings	211,104	200,140
Treasury stock of 483,038 and 456,431 shares at September 30, 2021 and June 30, 2021, respectively, at cost	(16,452)	(15,278)
Accumulated other comprehensive income	2,892	2,882
Total stockholders' equity	293,260	283,423
Total liabilities and stockholders' equity	$2,738,541	$2,700,530

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 31, 2021 AND 2020 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2021	2020
INTEREST INCOME:
Loans	$27,694	$25,907
Investment securities	528	490
Mortgage-backed securities	578	534
Other interest-earning assets	60	41
Total interest income	28,860	26,972
INTEREST EXPENSE:
Deposits	2,816	4,390
Advances from FHLB	276	380
Subordinated debt	130	138
Total interest expense	3,222	4,908
NET INTEREST INCOME	25,638	22,064
PROVISION FOR CREDIT LOSSES	(305)	1,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,943	21,064
NONINTEREST INCOME:
Deposit account charges and related fees	1,561	1,339
Bank card interchange income	951	830
Loan late charges	107	141
Loan servicing fees	154	310
Other loan fees	451	327
Net realized gains on sale of loans	369	1,206
Earnings on bank owned life insurance	281	280
Other income	641	508
Total noninterest income	4,515	4,941
NONINTEREST EXPENSE:
Compensation and benefits	8,199	7,720
Occupancy and equipment, net	2,113	1,970
Data processing expense	1,269	1,062
Telecommunications expense	320	315
Deposit insurance premiums	178	201
Legal and professional fees	234	198
Advertising	329	230
Postage and office supplies	195	193
Intangible amortization	338	380
Foreclosed property expenses/losses	31	50
Other operating expense	1,018	953
Total noninterest expense	14,224	13,272
INCOME BEFORE INCOME TAXES	16,234	12,733
INCOME TAXES	3,488	2,747
NET INCOME	$12,746	$9,986

Basic earnings per share	$1.43	$1.09
Diluted earnings per share	$1.43	$1.09
Dividends paid	$0.20	$0.15

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2021	2020
Net Income	$12,746	$9,986
Other comprehensive income:
Unrealized gains on securities available-for-sale	13	179
Tax expense	(3)	(40)
Total other comprehensive income	10	139
Comprehensive income	$12,756	$10,125

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	For the three- month period ended September 30, 2021
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			12,746			12,746
Change in unrealized gain on available for sale securities					10	10
Dividends paid on common stock ($.20 per share)			(1,782)			(1,782)
Stock option expense		37				37
Treasury stock purchased				(1,174)		(1,174)
BALANCE AS OF SEPTEMBER 30, 2021	$94	$95,622	$211,104	$(16,452)	$2,892	$293,260

	For the three- month period ended September 30, 2020
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			9,986			9,986
Change in unrealized gain on available for sale securities					139	139
Dividends paid on common stock ($.15 per share)			(1,369)			(1,369)
Stock option expense		23				23
BALANCE AS OF SEPTEMBER 30, 2020	$93	$95,058	$167,175	$(6,937)	$4,586	$259,975

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2021	2020
Cash Flows From Operating Activities:
Net Income	$12,746	$9,986
Items not requiring (providing) cash:
Depreciation	1,061	1,011
(Gain) Loss on disposal of fixed assets	(137)	26
Stock option and stock grant expense	37	23
Loss on sale/write-down of REO	22	36
Amortization of intangible assets	338	380
Accretion of purchase accounting adjustments	(341)	(280)
Increase in cash surrender value of bank owned life insurance (BOLI)	(281)	(281)
Provision for credit losses	(305)	1,000
Net amortization of premiums and discounts on securities	283	452
Originations of loans held for sale	(14,000)	(47,888)
Proceeds from sales of loans held for sale	14,444	45,300
Gain on sales of loans held for sale	(369)	(1,206)
Changes in:
Accrued interest receivable	(1,124)	(1,650)
Prepaid expenses and other assets	432	849
Accounts payable and other liabilities	1,439	(1,619)
Deferred income taxes	6	14
Accrued interest payable	(48)	(245)
Net cash provided by operating activities	14,203	5,908
Cash flows from investing activities:
Net increase in loans	(48,324)	(14,163)
Net change in interest-bearing deposits	(1)	(2)
Proceeds from maturities of available for sale securities	12,452	15,715
Net redemptions (purchases) of Federal Home Loan Bank stock	448	(335)
Net purchases of Federal Reserve Bank of St. Louis stock	—	(654)
Purchases of available-for-sale securities	(15,111)	(14,992)
Purchases of long-term investment	(83)	—
Purchases of premises and equipment	(3,063)	(453)
Investments in state & federal tax credits	(609)	(1,051)
Proceeds from sale of fixed assets	928	71
Proceeds from sale of foreclosed assets	38	129
Net cash used in investing activities	(53,325)	(15,735)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	49,139	10,311
Net decrease in certificates of deposits	(8,239)	(27,073)
Proceeds from Federal Home Loan Bank advances	—	34,800
Repayments of Federal Home Loan Bank advances	(11,012)	(19,212)
Purchase of treasury stock	(1,174)	—
Dividends paid on common stock	(1,782)	(1,369)
Net cash provided by (used in) financing activities	26,932	(2,543)
Decrease in cash and cash equivalents	(12,190)	(12,370)
Cash and cash equivalents at beginning of period	123,592	54,245
Cash and cash equivalents at end of period	$111,402	$41,875
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$58	$69
Right of use assets obtained in exchange for lease obligations: Operating Leases	35	22

Cash paid during the period for:
Interest (net of interest credited)	$484	$678
Income taxes	28	1,793

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2021, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2021 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At September 30, 2021, assets of the REIT were approximately $1.1 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $76.4 million and $83.2 million at September 30 and June 30, 2021, respectively. The deposits are held in various commercial banks with a total of $1.7 million and $1.8 million exceeding the FDIC’s deposit insurance limits at September 30 and June 30, 2021, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2021, or June 30, 2021.

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

Loans. Loans are generally stated at unpaid principal balances, less the allowance for credit losses, any net deferred loan origination fees, and unamortized premiums or discounts on purchased loans.

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At September 30, 2021, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30, 2021 or September 30, 2021. See further disclosure in Note 4: Loans and Allowance for Credit Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2021, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there was no impairment of goodwill at September 30, 2021.

Intangible Assets. The Company’s intangible assets at September 30, 2021 included gross core deposit intangibles of $15.3 million with $10.4 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. At June 30, 2021, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $10.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.0 million in the remainder of fiscal 2022, $1.4 million in fiscal 2023 and fiscal 2024, $807,000 in fiscal 2025, and $328,000 thereafter. As of June 30, 2021, there was no impairment indicated, and the Company believes there was no impairment of other intangible assets at September 30, 2021.

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

In the event that the participant dies before collecting any or all of the benefits, the Bank shall pay the participant’s beneficiary. Benefits shall not be payable to anyone other than the beneficiary, and shall terminate on the death of the beneficiary.

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

Reclassifications. Certain immaterial revisions have been made to the 2021 consolidated financial statements to reclassify the provision for off-balance sheet credit exposure out of noninterest expense and combine with provision for credit losses on the income statement. The revisions did not have a significant impact on the financial statement line items impacted and have been reclassified to conform to the 2022 presentation. These reclassifications had no effect on the net income or retained earnings.

New Accounting Pronouncements:

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s operations, financial position or disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,”.  The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Pursuant to the Interagency Statement on LIBOR Transition issued in November 2020, the Company will not enter into any new LIBOR-based credit agreements after December 31, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$45,360	$1,545	$(36)	$—	$46,869
Corporate obligations	18,853	325	(346)	—	18,832
Other securities	591	17	—	—	608
Total debt and equity securities	64,804	1,887	(382)	—	66,309

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	63,247	950	(258)	—	63,939
Commercial MBS issued by GSEs	35,349	1,286	(291)	—	36,344
CMOs issued by GSEs	42,263	628	(74)	—	42,817
Total MBS and CMOs	140,859	2,864	(623)	—	143,100
Total AFS securities	$205,663	$4,751	$(1,005)	$—	$209,409

	June 30, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$46,257	$1,479	$(40)	$—	47,696
Corporate obligations	20,356	290	(335)	—	20,311
Other securities	647	25	—	—	672
Total debt and equity securities	67,260	1,794	(375)	—	68,679

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	64,400	932	(379)	—	64,953
Commercial MBS issued by GSEs	35,425	1,394	(338)	—	36,481
CMOs issued by GSEs	36,201	755	(49)	—	36,907
Total MBS and CMOs	136,026	3,081	(766)	—	138,341
Total AFS securities	$203,286	$4,875	$(1,141)	$—	$207,020

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2021
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,555	$1,562
After one year but less than five years	7,236	7,375
After five years but less than ten years	28,516	29,212
After ten years	27,497	28,160
Total investment securities	64,804	66,309
MBS and CMOs	140,859	143,100
Total AFS securities	$205,663	$209,409

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $164.8 million at September 30, 2021 and $155.6 million at June 30, 2021. The securities pledged consist of marketable securities, including $93.2 million and $95.4 million of Mortgage-backed Securities, $30.1 million and $18.8 million of Collateralized Mortgage Obligations, and $41.5 million and $41.4 million of State and Political Subdivisions Obligations at September 30, 2021 and June 30, 2021, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30 and June 30, 2021:

	September 30, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$2,716	$36	$—	$—	$2,716	$36
Corporate obligations	6,381	84	715	262	7,096	346
MBS and CMOs	45,063	547	4,399	76	49,462	623
Total AFS securities	$54,160	$667	$5,114	$338	$59,274	$1,005

	June 30, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,177	$40	$—	$—	$3,177	$40
Corporate obligations	9,331	79	720	256	10,051	335
MBS and CMOs	53,893	764	70	2	53,963	766
Total AFS securities	$66,401	$883	$790	$258	$67,191	$1,141

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include six individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include five individual securities which have been in an unrealized loss position for less than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At September 30, 2021, corporate obligations included two pooled trust preferred securities with an estimated fair value of $715,000 and unrealized losses of $262,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of September 30, 2021, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Mortgage-backed securities and Collateralized mortgage obligations. As of September 30, 2021, the unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations include 18 individual securities which have been in an unrealized loss position for less than 12 months, and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of September 30, 2021, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the three-month periods ended September 30, 2021 and 2020.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2021	June 30, 2021
Real Estate Loans:
Residential	$762,204	$721,216
Construction	235,501	208,824
Commercial	901,281	889,793
Consumer loans	80,467	77,674
Commercial loans	411,402	414,124
	2,390,855	2,311,631
Loans in process	(107,555)	(74,540)
Deferred loan fees, net	(1,279)	(3,625)
Allowance for loan losses	(32,543)	(33,222)
Total loans	$2,249,478	$2,200,244

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2021 the Company had purchased participations in 25 loans totaling $87.0 million, as compared to 23 loans totaling $83.0 million at June 30, 2021.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At September 30, 2021, construction loans outstanding included 43 loans, totaling $29.0 million, for which a modification had been agreed to. At June 30, 2021, construction loans outstanding included 48 loans, totaling $28.5 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at September 30, 2021.

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

Automobile loans originated by the Company include both direct loans and a smaller amount of loans originated by auto dealers. The Company generally pays a negotiated fee back to the dealer for indirect loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle. Risks related to automobile and other consumer lending generally include the stability of borrower income and borrower willingness to repay.

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

Allowance for Credit Losses. The provision for credit losses for the three-month period ended September 30, 2021, was a credit of $305,000 compared to a charge of $1.0 million in the same period of the prior fiscal year. The recovery was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2021, and as of that date the Company’s ACL was $32.5 million. Reduced provisioning in the three-month period ended September 30, 2021, was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic, and the Company notes less uncertainty regarding the potential adverse impact on its borrowers generally low and consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has continued to improve during the current quarter as compared to the year ended June 30, 2021, there remains uncertainty regarding the possible continuing impact of the COVID-19 pandemic or when transmission of the virus will abate to the point that restrictions are no longer being imposed or considered, and consumer behavior can be said to have returned to normal. As such, there remains a potential for the pandemic to negatively impact global and regional economies, or for recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact to fall short of expectations. Specifically, management considered the following:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios were utilized in the Company’s estimate at September 30, 2021. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and declining risk factor;

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

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of September 30, 2021 and 2020, and activity in the ACL for the three- month periods ended September 30, 2021 and 2020:

	At period end and for the three months ended September 30, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Provision (benefit) charged to expense	(528)	(125)	348	(72)	(302)	(679)
Losses charged off	(31)	—	—	(13)	—	(44)
Recoveries	1	—	—	42	1	44
Balance, end of period	$10,634	$2,045	$14,883	$873	$4,108	$32,543

	At period end and for the three months ended September 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period prior to adoption of CECL	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	252	3	61	61	397	774
Losses charged off	(19)	—	—	(6)	(145)	(170)
Recoveries	—	—	1	3	4	8
Balance, end of period	$8,629	$1,892	$16,050	$2,305	$6,208	$35,084

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of September 30, 2021 and 2020, and activity in the allowance for the three- month periods ended September 30, 2021 and 2020:

	At period end and for the three months ended September 30, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	(3)	1,171	(18)	(160)	(616)	374
Balance, end of period	$34	$1,673	$170	$58	$244	$2,179

	At period end and for the three months ended September 30, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period prior to CECL adoption	$19	$769	$172	$153	$846	$1,959
Impact of CECL adoption	35	(167)	95	197	108	268
Provision (benefit) charged to expense	5	166	32	4	19	226
Balance, end of period	$59	$768	$299	$354	$973	$2,453

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of September 30, 2021. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
	2022	2021	2020	2019	2018	Prior	loans	Total
Residential Real Estate
Pass	$83,975	$348,844	$165,830	$38,339	$30,770	$82,928	$5,513	$756,199
Watch	86	326	70	407	—	801	—	1,690
Special Mention	—	—	—	—	—	—	—	—
Substandard	488	3,224	151	86	53	313	—	4,315
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$84,549	$352,394	$166,051	$38,832	$30,823	$84,042	$5,513	$762,204

Construction Real Estate
Pass	$40,324	$57,553	$29,945	$—	$—	$—	$—	$127,822
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	124	—	—	—	—	—	124
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$40,324	$57,677	$29,945	$—	$—	$—	$—	$127,946

Commercial Real Estate
Pass	$87,878	$326,200	$124,280	$103,953	$71,713	$117,116	$24,716	$855,856
Watch	291	4,614	2,202	1,718	873	721	810	11,229
Special Mention	—	—	8,806	—	1,793	12,826	300	23,725
Substandard	3,307	4,733	1,129	269	27	101	69	9,635
Doubtful	—	—	—	836	—	—	—	836
Total Commercial Real Estate	$91,476	$335,547	$136,417	$106,776	$74,406	$130,764	$25,895	$901,281

Consumer
Pass	$9,322	$19,800	$6,871	$2,767	$857	$1,037	$39,609	$80,263
Watch	1	78	—	—	—	—	48	127
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	31	14	2	—	30	—	77
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$9,323	$19,909	$6,885	$2,769	$857	$1,067	$39,657	$80,467

Commercial
Pass	$29,032	$158,480	$28,738	$16,176	$4,934	$13,914	$155,439	$406,713
Watch	429	1,350	262	53	7	—	458	2,559
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	564	48	291	—	172	1,055	2,130
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$29,461	$160,394	$29,048	$16,520	$4,941	$14,086	$156,952	$411,402

Total Loans
Pass	$250,531	$910,877	$355,664	$161,235	$108,274	$214,995	$225,277	$2,226,853
Watch	807	6,368	2,534	2,178	880	1,522	1,316	15,605
Special Mention	—	—	8,806	—	1,793	12,826	300	23,725
Substandard	3,795	8,676	1,342	648	80	616	1,124	16,281
Doubtful	—	—	—	836	—	—	—	836
Total	$255,133	$925,921	$368,346	$164,897	$111,027	$229,959	$228,017	$2,283,300

At September 30, 2021, PCD loans comprised $12.1 million of credits rated “Pass”; none rated “Watch”; none rated “Special Mention”; $2.8 million of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of June 30, 2021. This table includes PCD loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

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

At June 30, 2021, PCD loans comprised $3.2 million of credits rated “Pass”; $9.0 million of credits rated “Watch”, none rated “Special Mention”, $2.7 million of credits rated “Substandard” and none rated “Doubtful”.

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30, 2021 and June 30, 2021. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2021
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,475	$84	$499	$2,058	$760,146	$762,204	$—
Construction	—	—	—	—	127,946	127,946	—
Commercial	598	671	—	1,269	900,012	901,281	—
Consumer loans	193	87	56	336	80,131	80,467	—
Commercial loans	283	43	817	1,143	410,259	411,402	—
Total loans	$2,549	$885	$1,372	$4,806	$2,278,494	$2,283,300	$—

	June 30, 2021
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$312	$364	$613	$1,289	$719,927	$721,216	$—
Construction	—	—	30	30	134,254	134,284	—
Commercial	363	—	374	737	889,056	889,793	—
Consumer loans	195	66	84	345	77,329	77,674	—
Commercial loans	368	939	110	1,417	412,707	414,124	—
Total loans	$1,238	$1,369	$1,211	$3,818	$2,233,273	$2,237,091	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at September 30, 2021, included $23.7 million in loans reported as current in the above table, while none were reported as past due. Loans with such modifications in effect at June 30, 2021, included $23.9 million in loans reported as current in the above table, while none were reported as past due.

At September 30 and June 30, 2021 there were no PCD loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at September 30, and June 30, 2021:

	September 30, 2021
	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$889	$217
Total loans	$889	$217

	June 30, 2021
	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$895	$223
Total loans	$895	$223

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30, and June 30, 2021. The table excludes performing TDRs.

(dollars in thousands)	September 30, 2021	June 30, 2021
Residential real estate	$3,059	$3,235
Construction real estate	—	30
Commercial real estate	1,950	1,914
Consumer loans	65	100
Commercial loans	1,059	589
Total loans	$6,133	$5,868

At September 30, 2021, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- month periods ended September 30, 2021 and 2020, was immaterial.

Troubled Debt Restructurings. TDRs are evaluated to determine whether they share similar risk characteristics with collectively evaluated loan pools, or must be individually evaluated. These concessions typically result from our loss mitigation activities, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. In general, the Company’s loans that have been subject to classification as TDRs are the result of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

During the three- month periods ended September 30, 2021 and 2020, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2021		September 30, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$151	1	$98
Construction real estate	—	—	—	—
Commercial real estate	—	—	2	1,840
Consumer loans	—	—	—	—
Commercial loans	—	—	1	36
Total	1	$151	4	$1,974

Performing loans classified as TDRs and outstanding at September 30, and June 30, 2021, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2021		June 30, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	3	$1,133	1	$895
Construction real estate	—	—	—	—
Commercial real estate	5	988	4	949
Consumer loans	—	—	—	—
Commercial loans	7	1,464	7	1,397
Total	15	$3,585	12	$3,241

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30 and June 30, 2021, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $635,000 and $622,000, respectively. In addition, as of September 30 and June 30, 2021, the Company had residential mortgage loans and home equity loans with a carrying value of $247,000 and $533,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2021	June 30, 2021
Land	$12,409	$12,452
Buildings and improvements	58,786	56,422
Construction in progress	452	1,158
Furniture, fixtures, equipment and software	19,223	18,985
Automobiles	120	120
Operating leases ROU asset	2,735	2,770
	93,725	91,907
Less accumulated depreciation	28,472	27,830
	$65,253	$64,077

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has five leased properties and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are now included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

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

	September 30, 2021	June 30, 2021
Consolidated Balance Sheet
Operating leases right of use asset	$2,735	$2,770
Operating leases liability	$2,735	$2,770

	Three months ended September 30,
	2021	2020
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$100	$72
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85	$67
ROU assets obtained in exchange for operating lease obligations:	$—	$—

At September 30, 2021, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2022	$338
2023	272
2024	272
2025	272
2026	272
Thereafter	3,069
Future lease payments expected	$4,495

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For each of the three-month periods ended September 30, 2021 and 2020, income recognized from these lessor agreements was $75,000. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2021	June 30, 2021
Non-interest bearing accounts	$386,379	$358,418
NOW accounts	938,555	925,280
Money market deposit accounts	253,827	253,614
Savings accounts	238,587	230,905
Certificates	554,347	562,586
Total Deposit Accounts	$2,371,695	$2,330,803

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
(dollars in thousands except per share data)	2021	2020

Net income	$12,746	$9,986
Less: distributed earnings allocated to participating securities	(6)	(4)
Less: undistributed earnings allocated to participating securities	(39)	(26)
Net income available to common shareholders	$12,701	$9,956

Weighted-average common shares outstanding, including participating securities	8,898,994	9,126,866
Less: weighted-average participating securities outstanding (restricted shares)	(31,845)	(27,260)
Denominator for basic earnings per share -
Weighted-average shares outstanding	8,867,149	9,099,606
Effect of dilutive securities stock options or awards	10,173	2,191
Denominator for diluted earnings per share	8,877,322	9,101,797

Basic earnings per share available to common stockholders	$1.43	$1.09
Diluted earnings per share available to common stockholders	$1.43	$1.09

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 0 and 50,500 were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2021 and 2020, respectively.

Note 8: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2017 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Income taxes
Current	$3,481	$4,750
Deferred	7	(2,003)
Total income tax provision	$3,488	$2,747

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	September 30, 2021	June 30, 2021
Deferred tax assets:
Provision for losses on loans	$7,573	$7,626
Accrued compensation and benefits	549	826
NOL carry forwards acquired	135	147
Unrealized loss on other real estate	183	180
Other	—	182
Total deferred tax assets	8,440	8,961

Deferred tax liabilities:
Purchase accounting adjustments	210	210
Depreciation	1,765	1,842
FHLB stock dividends	120	120
Prepaid expenses	209	283
Unrealized gain on available for sale securities	824	821
Other	830	1,193
Total deferred tax liabilities	3,958	4,469
Net deferred tax asset	$4,482	$4,492

As of September 30, 2021, the Company had approximately $706,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Tax at statutory rate	$3,409	$2,674
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(107)	(103)
State tax, net of Federal benefit	252	241
Cash surrender value of Bank-owned life insurance	(59)	(59)
Tax credit benefits	(11)	26
Other, net	4	(32)
Actual provision	$3,488	$2,747

For the three- month periods ended September 30, 2021 and 2020, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made a “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2021. For fiscal 2022, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- month period ended September 30, 2021, retirement plan expenses recognized for the Plan totaled approximately $490,000, as compared to $457,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At September 30, 2021, the Debentures carried an interest rate of 2.87%. The balance of the Debentures outstanding was $7.2 million at September 30, and June 30, 2021. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2021, the current rate was 2.57%. The carrying value of the debt securities was approximately $2.7 million at September 30, and June 30, 2021.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2021, the current rate was 1.92%. The carrying value of the debt securities was approximately $5.3 million at September 30, and June 30, 2021.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $459,000 at September 30, 2021.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, and June 30, 2021:

	Fair Value Measurements at September 30, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$46,869	$—	$46,869	$—
Corporate obligations	18,832	—	18,832	—
Other securities	608	—	608	—
MBS and CMOs	143,100	—	143,100	—

	Fair Value Measurements at June 30, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$47,696	$—	$47,696	$—
Corporate obligations	20,311	—	20,311	—
Other securities	672	—	672	—
MBS and CMOs	138,341	—	138,341	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, and June 30, 2021:

Fair Value Measurements at September 30, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$144	$—	$—	$144

Fair Value Measurements at June 30, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$280	$—	$—	$280

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2021 and 2020:

	For the three months ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Foreclosed and repossessed assets held for sale	$(28)	$(36)
Total losses on assets measured on a non-recurring basis	$(28)	$(36)

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

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	September 30, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$144	Third party appraisal	Marketability discount	8.0% - 51.0%	24.4%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$280	Third party appraisal	Marketability discount	7.2% - 80.6%	37.1%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2021.

	September 30, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$111,402	$111,402	$—	$—
Interest-bearing time deposits	980	—	980	—
Stock in FHLB	5,425	—	5,425	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,249,478	—	—	2,265,086
Accrued interest receivable	11,203	—	11,203	—
Financial liabilities
Deposits	2,371,695	1,817,346	—	556,397
Advances from FHLB	46,522	—	47,419	—
Accrued interest payable	731	—	731	—
Subordinated debt	15,268	—	—	16,045
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$123,592	$123,592	$—	$—
Interest-bearing time deposits	979	—	979	—
Stock in FHLB	5,873	—	5,873	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,200,244	—	—	2,218,762
Accrued interest receivable	10,079	—	10,079	—
Financial liabilities
Deposits	2,330,803	1,768,217	—	565,123
Advances from FHLB	57,529	—	58,587	—
Accrued interest payable	779	—	779	—
Subordinated debt	15,243	—	—	15,468
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On September 28, 2021 the Company announced the signing of an agreement and plan of merger whereby Fortune Financial Corporation (”Fortune”), and its wholly owned subsidiary, FortuneBank (“FB”), will be acquired by the Company in a stock and cash transaction valued at approximately $29.9 million. At June 30, 2021, Fortune held consolidated assets of $253.7 million, loans, net of allowance, of $209.3 million, and deposits of $214.5 million. The transaction is expected to close late in the first quarter of calendar 2022, subject to satisfaction of customary closing conditions, including regulatory and Fortune shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Fortune. For the three-month period ended September 30, 2021, the Company incurred $25,000 of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

On October 20, 2021, the Company announced that it has entered into a definitive agreement to acquire the Cairo, Illinois, branch of First National Bank, Oldham, South Dakota. The deal, which will eventually result in Southern Bank relocating its facility from its current location to the First National Bank location in Cairo, is expected to be completed by the end of the 2021 calendar year, subject to approval by regulatory bodies at the federal and state level. The Company views the acquisition and anticipated updates to the new facility as an expression of its continuing commitment to the Cairo community.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2021, the Bank operated from its headquarters, 47 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 44 of its other branch offices. The remaining five branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10 K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2021, and results of operations for the three-month periods ended September 30, 2021 and 2020.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2021 Annual Report on Form 10-k. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 52 in the Company’s 2021 Annual Report.

COVID-19 Pandemic Response

Southern Missouri remains committed to serving our communities in this difficult time, and to the safety of our team members and customers.

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. At times, some facilities were again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities, although these instances are notably reduced in recent months. From the initial onset of the pandemic in March, 2020, the Company has worked to increase our telework capabilities, and we have had as many as 10% of our team members working remotely during the month of October, 2021, either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. While continuing to encourage safety, the Company has relaxed restrictions on business travel, although some training events or conferences our team members would typically have attended have remained in online format. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of October 31, 2021, total PPP loans outstanding were reduced to $21.8 million.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs). As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications were reduced to six loans with balances totaling $23.9 million, and as of September 30, 20201, four loans with balances totaling $23.7 million remained under modified payment terms and are now considered a “special mention” status credit in regards to classification. For more information regarding these modifications, see discussion included at “Allowance for Credit Loss Activity.”

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily interest-bearing transaction accounts, certificates of deposit, savings and money market deposit accounts, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first three months of fiscal 2022, total assets increased by $38.0 million. The increase was primarily attributable to an increase in loans, net of the allowance for credit losses (ACL), partially offset by a decrease in cash and cash equivalents. Cash equivalents and time deposits decreased by a combined $12.2 million; AFS securities increased

$2.4 million; and loans, net of the ACL, increased $49.2 million. Liabilities increased $28.2 million, as deposits increased $40.9 million and advances from the Federal Home Loan Bank (FHLB) decreased $11.0 million. Equity increased $9.8 million, attributable primarily to earnings retained after cash dividends paid, partially offset by repurchases of the Company’s common stock.

Net income for the first three months of fiscal 2022 was $12.7 million, an increase of $2.8 million, or 27.6% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of an increase in net interest income and a negative provision for credit losses (PCL), as compared to a charge in the same period of the prior year, partially offset by increases in noninterest expense and provision for income taxes, and a decrease in noninterest income. Diluted net income was $1.43 per common share for the first three months of fiscal 2022, as compared to $1.09 per common share for the same period of the prior fiscal year. For the first three months of fiscal 2022, as compared to the same period of the prior fiscal year, net interest income increased $3.6 million, or 16.2%; PCL swung from a charge of $1.0 million to a recovery of $305,000; noninterest income decreased $426,000, or 8.6%; noninterest expense increased $1.0 million, or 7.2%; and provision for income tax increased $741,000, or 27.0%. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2022 remained historically low. After steepening somewhat in early calendar year 2021, the curve flattened from mid-March through early August, and then again steepened through September 30. At September 30, 2021, as compared to June 30, 2021, the yield on two-year treasuries increased from 0.25% to 0.28%; the yield on five-year treasuries increased from 0.87% to 0.98%; the yield on ten-year treasuries increased from 1.45% to 1.52%; and the yield on 30-year treasuries increased from 2.06% to 2.08%. The spread between two- and ten-year treasuries was between 100 to 120 basis points for most of the current period, down about 40 basis points from the recent highs from March through May 2021, but still higher than any other period since early 2017.

As compared to the first three months of the prior fiscal year, our average yield on earning assets decreased by five basis points, reflecting a larger contribution to our average interest-earning asset balances of lower-yielding cash deposits and available-for-sale investments, along with downward repricing of these assets in the current market. Partially offsetting these factors was a higher yield on our loan portfolio, as we recognized deferred origination fees as PPP loans were repaid through the SBA forgiveness process. Excluding the recognition of PPP fees, the Company would have reported reduced loan yields compared to the same quarter of the prior fiscal year. Our cost of interest-bearing liabilities decreased by 38 basis points, as the Company continued to offer reduced rates on nonmaturity accounts and maturing time deposits. Time deposits and wholesale funding, which are relatively high cost sources of funding, declined as a percentage of our funding base. Lower market rates continued to reflect the policy of the Federal Reserve’s Open Market Committee (FOMC), which has held short term borrower rates near zero since March 2020, as the FOMC reacted to reduced economic activity at the outset of the COVID-19 pandemic (see “Results of Operations: Comparison of the three-month periods ended September 30, 2021 and 2020 – Net Interest Income”). The continued overall low level of market interest rates is concerning, as our asset yields may continue to decrease, while the Company’s ability to significantly reduce its cost of funds further may be limited.

Net interest income increased $3.6 million, or 16.2%, in the first three months of the fiscal year, as compared to the same period of the prior year, as the Company saw an increase of 8.2% in average interest earning assets, combined with an increase of 28 basis points in the net interest margin. The increase was attributable in part to the accelerated accretion of deferred origination fees on PPP loans as we began to receive forgiveness payments from the SBA during the period. This acceleration added approximately $2.2 million to interest income, adding approximately 34 basis points to the net interest margin; in the same quarter a year ago, there was no comparable item. Accretion of deferred fees on PPP loans will decline in future periods. The accretion of discounts on acquired loans carried at fair value resulted in limited change to the net interest margin, as benefits attributable to the accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulted in a contribution of six basis points to the net interest margin in the current period, roughly equal to the contribution in the year-ago period. The Company generally expects this component of net interest income to decline over time, although volatility may occur to the extent we have periodic resolutions of specific credits.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Noninterest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2021, noninterest income decreased $426,000, or 8.6%, as compared to the same period of the prior fiscal year, attributable primarily to reduced gains realized on sales of residential loans originated for that purpose and loan servicing income, partially offset by increases in deposit account service charges, bank card interchange income, and other income. Noninterest expense for the three-month period ended September 30, 2021, increased $1.0 million, or 7.2%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing charges, and advertising.

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

Comparison of Financial Condition at September 30 and June 30, 2021

The Company experienced balance sheet growth in the first three months of fiscal 2022, with total assets of $2.7 billion at September 30, 2021, reflecting an increase of $38.0 million, or 1.4%, as compared to June 30, 2021. Growth primarily reflected an increase in net loans receivable, partially offset by a decrease in cash and cash equivalents.

Cash equivalents and time deposits were a combined $112.4 million at September 30, 2021, a decrease of $12.2 million, or 9.8%, as compared to June 30, 2021. The decrease was primarily a result of loan growth outpacing deposit growth during the period. AFS securities were $209.4 million at September 30, 2021, an increase of $2.4 million, or 1.2%, as compared to June 30, 2021.

Loans, net of the ACL, were $2.2 billion at September 30, 2021, an increase of $49.2 million, or 2.2%, as compared to June 30, 2021. Gross loans increased by $48.6 million, while the ACL attributable to outstanding loan balances decreased $679,000 reflecting our negative PCL and no net charge offs during the period. The increase in loan balances in the portfolio was primarily attributable to increases in residential and commercial real estate loans, partially offset by decreases in construction loan balances and commercial loans. Residential real estate loans increased due to growth in multifamily and 1- to 4-family residential lending. Commercial loan balances decreased primarily as a result of forgiveness of PPP loans, but this was partially offset by increases in agricultural operating lines and commercial and industrial loans. After declining by $36.6 million during the period, unpaid PPP loan balances were $26.4 million at September 30, 2021, while unrecognized deferred fee income on those loans was approximately $1.3 million. Management expects forgiveness payments to continue over the next few quarters. Loans anticipated to fund in the next 90 days totaled $181.1 million at September 30, 2021, as compared to $141.5 million at June 30, 2021, and $122.7 million at September 30, 2020.

Deposits were $2.4 billion at September 30, 2021, an increase of $40.9 million, or 1.8%, as compared to June 30, 2021. This increase primarily reflected an increase in non-interest bearing transaction accounts, interest-bearing transaction accounts, and savings accounts, partially offset by a decrease in certificates of deposit. The increase was net of a $9.6 million decrease in public unit funds, which totaled $316.8 million at September 30, 2021, while brokered deposits were unchanged, and included time deposits of $5.0 million and nonmaturity deposits of $20.1 million. Customers have held unusually high balances on deposit during the uncertain environment of recent periods, but the Company expects that some of the higher-than-normal balances may dissipate over the course of calendar year 2022. The average loan-to-deposit ratio for the first quarter of fiscal 2022 was 96.4%, as compared to 99.1% for the same period of the prior fiscal year.

FHLB advances were $46.5 million at September 30, 2021, a decrease of $11.0 million, or 19.1%, as compared to June 30, 2021, as the Company utilized cash to repay maturing term advances.

The Company’s stockholders’ equity was $293.3 million at September 30, 2021, an increase of $9.8 million, or 3.5%, as compared to June 30, 2021. The increase was attributable primarily to earnings retained after cash dividends paid, partially offset by repurchases of the Company’s common stock. During the three-month period ended September 30, 2021, the Company repurchased 26,607 common shares for $1.2 million, at an average price of $44.15.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2021 and 2020

The table below presents certain information regarding our financial condition and net interest income for the three- month periods ended September 30, 2021 and 2020. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2021			September 30, 2020
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$1,785,719	22,653	5.07	1,623,073	20,392	5.03
Other loans (1)	476,376	5,041	4.23	539,052	5,515	4.09
Total net loans	2,262,095	27,694	4.90	2,162,125	25,907	4.79
Mortgage-backed securities	135,431	578	1.71	119,029	534	1.79
Investment securities (2)	77,133	528	2.74	62,506	490	3.14
Other interest-earning assets	83,697	60	0.29	19,768	41	0.83
TOTAL INTEREST- EARNING ASSETS (1)	2,558,356	28,860	4.51	2,363,428	26,972	4.56
Other noninterest-earning assets (3)	171,505	—		174,574	—
TOTAL ASSETS	$2,729,861	$28,860		$2,538,002	$26,972

Interest-bearing liabilities:
Savings accounts	$236,073	151	0.25	185,278	146	0.32
NOW accounts	939,649	1,155	0.49	784,444	1,248	0.64
Money market accounts	252,182	177	0.28	233,476	263	0.45
Certificates of deposit	558,119	1,333	0.96	662,438	2,733	1.65
TOTAL INTEREST- BEARING DEPOSITS	1,986,023	2,816	0.57	1,865,636	4,390	0.94
Borrowings:
Securities sold under agreements to repurchase
FHLB advances	54,701	276	2.02	70,272	380	2.16
Note payable	—	—	—	—	—	—
Junior subordinated debt	15,256	130	3.40	15,155	138	3.63
TOTAL INTEREST- BEARING LIABILITIES	2,055,980	3,222	0.63	1,951,063	4,908	1.01
Noninterest-bearing demand deposits	359,717	—		316,996	—
Other liabilities	25,593	—		14,673	—
TOTAL LIABILITIES	2,441,290	3,222		2,282,732	4,908
Stockholders’ equity	288,571	—		255,270	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,729,861	$3,222		$2,538,002	$4,908

Net interest income		$25,638			$22,064
Interest rate spread (4)			3.88%			3.55%
Net interest margin (5)			4.01%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.43%			121.14%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $65.2 million and $43.9 million, respectively, for the three-month period ended September 30, 2021, as compared to $65.1 million and $43.5 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2021, compared to the three-month period ended September 30, 2020. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2021
	Compared to three-month period ended September 30, 2020
	Increase (Decrease) Due to
			Rate/
(Dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$563	$1,198	$26	$1,787
Mortgage-backed securities	(26)	74	(4)	44
Investment securities (2)	(62)	115	(15)	38
Other interest-earning deposits	(27)	133	(87)	19
Total net change in income on interest-earning assets	448	1,520	(80)	1,888

Interest-bearing liabilities:
Deposits	(1,561)	(122)	109	(1,574)
FHLB advances	(25)	(84)	5	(104)
Subordinated debt	(9)	1	—	(8)
Total net change in expense on interest-bearing liabilities	(1,595)	(205)	114	(1,686)
Net change in net interest income	$2,043	$1,725	$(194)	$3,574

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2021 and 2020

General. Net income for the three-month period ended September 30, 2021, was $12.7 million, an increase of $2.8 million, or 27.6%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and a negative PCL in the current period, as compared to a charge in the year ago period, partially offset by increases in noninterest expense and provision for income tax, and a decrease in noninterest income.

For the three-month period ended September 30, 2021, basic and fully-diluted net income per share available to common shareholders was $1.43 under both measures, as compared to $1.09 under both measures for the same period of the prior fiscal year, which represented increases of $0.34, or 31.2% under both measures. Our annualized return on average assets for the three-month period ended September 30, 2021, was 1.87%, as compared to 1.57% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2021, was 17.7%, as compared to 15.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2021, was $25.6 million, an increase of $3.6 million, or 16.2%, as compared to the same period of the prior fiscal year. The increase was attributable to an 8.2% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 4.01% in the current three-month period, from 3.73% in the same period a year ago. As a material amount of PPP loans were forgiven, and therefore repaid ahead of their scheduled maturity, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In the current quarter, this component of interest income totaled $2.2 million, adding 34 basis points to the net interest margin, with no comparable item in the year ago period. In the linked quarter, ended June 30, 2021, accelerated accretion of deferred origination fees on PPP loans totaled $1.3 million, adding 20 basis points to the net interest margin. Accretion of deferred origination fees on these loans will decline in future periods, as the amount of outstanding PPP loans and related deferred origination fees has been reduced.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of First Commercial Bank, and the May 2020 acquisition of Central Federal Savings & Loan Association resulted in $376,000 in net interest income for the three-month period ended September 30, 2021, as compared to $339,000 in net interest income for the same period a year ago. The Company generally expects this component of net interest income to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, this component of net interest income contributed six basis points to net interest margin in the three-month period ended September 30, 2021, as compared to a contribution of six basis points in the same period of the prior fiscal year, and a seven basis point contribution in the linked quarter, ended June 30, 2021, when net interest margin was 3.74%.

For the three-month period ended September 30, 2021, our net interest rate spread was 3.88%, as compared to 3.55% in the year-ago period. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 38 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a five basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended September 30, 2021, was $28.9 million, an increase of $1.9 million, or 7.0%, as compared to the same period of the prior fiscal year. The increase was attributed to an 8.2% increase in the average balance of interest-earning assets, partially offset by a five basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while average investment balances increased at a faster pace, and average cash and equivalent balances increased at a substantial rate, accounting for an unusually significant percentage of overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable to the composition of our average interest-earning asset balances shifting to include a higher proportion of cash and cash equivalents and investment securities, loans originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, and lower yields on cash and cash equivalents, partially offset by the accelerated accretion of a substantial amount of interest income from deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the three-month period ended September 30, 2021, was $3.2 million, a decrease of $1.7 million, or 34.4%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 38 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 5.4% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit and nonmaturity accounts, and a decline in the percentage of our interest-bearing liabilities comprised of time deposits and wholesale funding. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by lower certificate of deposit balances and FHLB balances.

Provision for Credit Losses. The provision for credit losses for the three-month period ended September 30, 2021, was a credit of $305,000, as compared to a charge of $1.0 million in the same period of the prior fiscal year. The negative provision in the current period was due to a $679,000 reduction in the Company’s required ACL on outstanding loan balances, partially offset by a $374,000 increase in the Company’s required ACL for off-balance sheet credit exposure. The Company assesses that the economic outlook has remained relatively steady as compared to the quarter ended June 30, 2021, though uncertainty remains. As a percentage of average loans outstanding, the negative provision for credit losses in the current three-month period represented a recovery of 0.05% (annualized), while the Company recorded no net charge offs during the period. During the same period of the prior fiscal year, the provision represented a charge of 0.19% (annualized), while the Company recorded net charge offs of 0.03% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended September 30, 2021, was $4.5 million, a decrease of $426,000, or 8.6%, as compared to the same period of the prior fiscal year. In the current period, decreases in gains realized on the sale of residential real estate loans originated for that purpose and loan servicing income were partially offset by increases in deposit account service charges, bank card interchange income, and other income. Origination of residential real estate loans for sale on the secondary market was down 69% as compared to the year ago period, as both refinancing and purchase activity declined, resulting in a decrease in both gains on sale of these loans and recognition of new mortgage servicing rights. Approximately one-fifth of the decline was due to the Company’s decision to retain for its portfolio some mortgage loans that were fully underwritten and documented for sale on the secondary market, due to its liquidity position. Deposit service charges increased primarily due to an increase in NSF activity as compared to the year ago period. Bank card interchange income increased due to a 12.3% increase in the number of bank card transactions and a 17.7% increase in bank card dollar volume, as compared to the same quarter a year ago. Other income increased as the Company recorded a $137,000 net gain on the sale of multiple properties acquired as bank facilities via acquisition, but no longer utilized for that purpose.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2021, was $14.2 million, an increase of $1.0 million, or 7.2%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, occupancy expenses, data processing charges, and advertising. The increase in compensation and benefits as compared to the prior year period primarily reflected standard increases in compensation and benefits over the prior year. Occupancy expenses increased due in part to remodeled or relocated facilities, an additional location, new ATM and ITM installations, and other equipment purchases. The increase in data processing charges reflects a change from a below-trend expense level in the year-ago period due to timing differences. The increase in advertising expense reflects a return to planned levels of expenditures following reduced activity in the year-ago period. The efficiency ratio for the three-month period ended September 30, 2021, was 47.2%, as compared to 49.1% in the same period of the prior fiscal year, with the improvement attributable primarily to the current period’s increases in net interest income, while the increase in noninterest expenses was relatively contained.

Income Taxes. The income tax provision for the three-month period ended September 30, 2021, was $3.5 million, an increase of $741,000, or 27.0% as compared to the same period of the prior fiscal year. This was a result of higher pre-tax income, while the effective tax rate was little changed at 21.5%, as compared to 21.6% in the same period a year ago.

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

Although the Company maintains its ACL at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the ACL is subject to review by regulatory agencies, which can order the Company to record additional allowances. The required ACL has been estimated based upon the guidelines in ASC Topic 326, Financial Instruments – Credit Losses, following the July 1, 2020 adoption of ASU 2016 13, also known as the current expected credit loss, or CECL, standard.

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

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three-month periods ended September 30, 2021 and 2020:

	For the three months ended
	September 30,
(dollars in thousands)	2021	2020
Balance, beginning of period	$33,222	$25,139
Impact of CECL adoption	—	9,333
Loans charged off:
Residential real estate	(31)	(19)
Construction	—	—
Commercial business	—	(145)
Commercial real estate	—	—
Consumer	(13)	(6)
Gross charged off loans	(44)	(170)
Recoveries of loans previously charged off:
Residential real estate	1	—
Construction	—	—
Commercial business	1	4
Commercial real estate	—	1
Consumer	42	3
Gross recoveries of charged off loans	44	8
Net charge offs	—	(162)
Provision charged to expense	(679)	774
Balance, end of period	$32,543	$35,084

Our ACL at September 30, 2021, totaled $32.5 million, representing 1.43% of gross loans and 530.6% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.49% of gross loans and 566.1% of nonperforming loans at June 30, 2021. The ACL also represents 1.44% of gross loans excluding PPP loans at September 30, 2021, as compared to 1.53% at June 30, 2021. For the three-month period ended September 30, 2021, the ACL was reduced by $679,000 and the allowance for off-balance sheet credit exposures was increased by $374,000, reflecting a negative PCL of $305,000, and no net charge offs.

The negative provision was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2021. While the Company’s management believes the ACL at September 30, 2021, is adequate, based on that estimate, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, most notably including our borrowers in the hotel industry.

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from PCI to PCD methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. For the three-month period ended September 30, 2020, the ACL increased by an additional $612,000 and the allowance for off-balance sheet credit exposures increased by $226,000, reflecting a charge to PCL of $1.0 million, and net charge offs of $162,000.

At September 30, 2021, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $2.2 million, as compared to $1.8 million at June 30, 2021. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of a modest increase in unfunded commitments (unused lines of credit), and a shift in the total unfunded commitments from lending types with lower estimated credit losses, to types with higher estimated credit losses.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	September 30, 2021	ACL	June 30, 2021	ALLL
Real Estate Loans:
Residential	$10,634	32.7%	$11,192	33.7%
Construction	2,045	6.3%	2,170	6.5%
Commercial	14,883	45.7%	14,535	43.8%
Consumer loans	873	2.7%	916	2.8%
Commercial loans	4,108	12.6%	4,409	13.3%
	$32,543	100.0%	$33,222	100.0%

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

In recent months, following regulatory guidance encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic, the Company has granted payment deferrals or interest-only modifications for borrowers. For loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers anticipated difficulties in the coming months due to the adverse impact of the pandemic, the Company elected to not apply requirements of U.S. GAAP related to TDRs, as allowed for in the CARES Act. At September 30, 2021, interest-only modifications were in effect for four loans totaling $23.7 million, as compared to six loans totaling $23.9 million so modified at June 30, 2021. Initially, the Company generally granted deferrals for three-month periods, while interest-only modifications were for six-month periods. Borrowers requesting additional modifications were generally reviewed for potential adverse credit classification. All loans remaining under a CARES Act modification not accounted for as TDRs at September 30, 2021, are to borrowers in the hotel industry, and have been downgraded to special mention credit status.

At September 30, 2021, the Company had loans of $17.1 million, or 0.75% of total loans, adversely classified ($16.3 million classified “substandard”; $836,000 classified “doubtful”), as compared to loans of $18.1 million, or 0.81% of total loans, adversely classified ($17.2 million classified “substandard”; $850,000 classified “doubtful”) at June 30, 2021, and $25.2 million, or 1.15% of total loans, adversely classified ($24.3 million classified “substandard”; $920,000 classified “doubtful”) at September 30, 2020. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $4.3 million at September 30, 2021. As reported in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $3.8 million at June 30, 2021, to $4.8 million at September 30, 2021. Total past due loans were $6.9 million at September 30, 2020.

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

	September 30, 2021	June 30, 2021	September 30, 2020

Nonaccruing loans:
Residential real estate	$3,059	$3,235	$4,339
Construction	—	30	—
Commercial real estate	1,950	1,914	3,052
Consumer	65	100	255
Commercial business	1,059	589	1,129
Total	6,133	5,868	8,775

Loans 90 days past due accruing interest:
Residential real estate	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	—	—

Total nonperforming loans	6,133	5,868	8,775
Nonperforming investments
Foreclosed assets held for sale:
Real estate owned	2,240	2,227	2,466
Other nonperforming assets	8	23	9
Total nonperforming assets	$8,381	$8,118	$11,250

At September 30, 2021, TDRs totaled $6.7 million, of which $3.1 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $3.6 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2021, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2021, TDRs totaled $6.5 million, of which $3.2 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $3.3 million in TDRs at June 30, 2021, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2021, nonperforming assets totaled $8.4 million, as compared to $8.1 million at June 30, 2021, and $11.3 million at September 30, 2020. The decrease in nonperforming assets from one year earlier was attributable primarily to a decrease in nonaccrual loans, as the Company resolved some nonaccrual loans which had been acquired in the First Commercial Bank acquisition in November 2018.

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

At September 30, 2021, the Company had outstanding commitments and approvals to extend credit of approximately $541.5 million (including $326.1 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2021, the Bank had pledged $730.2 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $414.7 million, of which $46.5 million was advanced, while $353,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and none was utilized for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.2 billion, subject to available collateral. Also, at September 30, 2021, the Bank had pledged a total of $291.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $242.9 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30 and June 30, 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2021, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$326,435	14.20%	$183,873	8.00%	n/a	n/a
Southern Bank	317,450	13.89%	182,828	8.00%	228,535	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	297,705	12.95%	137,904	6.00%	n/a	n/a
Southern Bank	291,835	12.77%	137,121	6.00%	182,828	8.00%
Tier I Capital (to Average Assets)
Consolidated	297,705	10.95%	108,718	4.00%	n/a	n/a
Southern Bank	291,835	10.72%	108,938	4.00%	114,268	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	282,437	12.29%	103,428	4.50%	n/a	n/a
Southern Bank	291,835	12.77%	102,841	4.50%	148,548	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$315,490	14.18%	$177,938	8.00%	n/a	n/a
Southern Bank	308,482	13.96%	176,816	8.00%	221,019	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	287,701	12.93%	133,453	6.00%	n/a	n/a
Southern Bank	282,638	12.79%	132,612	6.00%	176,816	8.00%
Tier I Capital (to Average Assets)
Consolidated	287,701	10.61%	108,505	4.00%	n/a	n/a
Southern Bank	282,638	10.43%	108,369	4.00%	135,461	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	272,458	12.25%	100,090	4.50%	n/a	n/a
Southern Bank	282,638	12.79%	99,459	4.50%	143,663	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2021, fixed rate 1- to 4-family residential loan production totaled $63.6 million (of which $14.4 million was originated for sale into the secondary market), as compared to $83.3 million during the same period of the prior fiscal year (of which $48.2 million was originated for sale into the secondary market). At September 30, 2021, the fixed rate residential loan portfolio was $378.2 million with a weighted average maturity of 191 months, as compared to $279.3 million at September 30, 2020, with a weighted average maturity of 169 months. The Company originated $2.5 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2021, as compared to $7.0 million during the same period of the prior fiscal year. At September 30, 2021, fixed rate loans with remaining maturities in excess of 10 years totaled $241.7 million, or 10.7% of net loans receivable, as compared to $152.7 million, or 7.1% of net loans receivable at September 30, 2020. The Company originated $96.8 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2021, as compared to $52.7 million during the same period of the prior fiscal year. The Company also originated $9.2 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2021, as compared to $19.3 million during the same period of the prior fiscal year. At September 30, 2021, adjustable-rate home equity lines of credit decreased to $38.3 million, as compared to $42.5 million at September 30, 2020. At September 30, 2021, the Company’s investment portfolio had an expected weighted-average life of 4.6 years, compared to 3.2 years at September 30, 2020. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2021, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$258,704	$(48,583)	(16)	10.13	(103)
+200 bp	284,351	(22,935)	(7)	10.86	(31)
+100 bp	306,145	(1,141)	(0)	11.40	23
0 bp	307,286	—	—	11.16	—
‑100 bp	341,626	34,339	11	12.18	102
‑200 bp	353,453	46,166	15	12.55	139
‑300 bp	359,174	51,888	17	12.72	156

June 30, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$252,800	$(46,274)	(15)	10.05	(96)
+200 bp	277,898	(21,176)	(7)	10.76	(25)
+100 bp	297,372	(1,702)	(1)	11.23	21
0 bp	299,074	—	—	11.01	—
‑100 bp	334,713	35,638	12	12.11	109
‑200 bp	347,520	48,446	16	12.51	149
‑300 bp	352,759	53,685	18	12.67	165

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2021 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2021, the Company announced its intention to repurchase up to 445,000 shares of its common stock, or approximately 5.0% of its 8.9 million then-outstanding common shares. The shares will be purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares will be held as treasury shares to be used for general corporate purposes.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2021.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
07/01/21 - 07/31/21 period	—	$—	—	438,569
08/01/21 - 08/31/21 period	4,559	44.44	4,559	434,010
09/01/21 - 09/30/21 period	22,048	44.09	22,048	411,962

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

Director’s Retirement Agreement with Rebecca McLane Brooks (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(iv)

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

		(viii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in-control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-control Agreement with Lora L. Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in-control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(v)	Change-in-control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(viii)	Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2021 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 and incorporated herein by reference)
10.2	Director Fee Arrangements for 2021 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 and incorporated herein by reference)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2021	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)