Form 10-Q
period 2021-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2022-02-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2022
Common Stock, Par Value $.01	8,895,616 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND JUNE 30, 2021

	December 31, 2021	June 30, 2021
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$184,502	$123,592
Interest-bearing time deposits	981	979
Available for sale securities	206,583	207,020
Stock in FHLB of Des Moines	5,121	5,873
Stock in Federal Reserve Bank of St. Louis	5,031	5,031
Loans receivable, net of ACL of $32,529 and $33,222 at December 31, 2021 and June 30, 2021, respectively	2,358,585	2,200,244
Accrued interest receivable	10,714	10,079
Premises and equipment, net	65,074	64,077
Bank owned life insurance – cash surrender value	44,382	43,817
Goodwill	14,532	14,089
Other intangible assets, net	6,625	7,129
Prepaid expenses and other assets	16,933	18,600
Total assets	$2,919,063	$2,700,530

Liabilities and Stockholders' Equity
Deposits	$2,552,252	$2,330,803
Advances from FHLB	36,512	57,529
Accounts payable and other liabilities	12,714	12,753
Accrued interest payable	680	779
Subordinated debt	15,294	15,243
Total liabilities	2,617,452	2,417,107

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 9,361,629 shares issued at December 31, 2021 and June 30, 2021	94	94
Additional paid-in capital	95,675	95,585
Retained earnings	221,312	200,140
Treasury stock of 483,038 and 456,431 shares at December 31, 2021 and June 30, 2021, respectively, at cost	(16,452)	(15,278)
Accumulated other comprehensive income	982	2,882
Total stockholders' equity	301,611	283,423
Total liabilities and stockholders' equity	$2,919,063	$2,700,530

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2021 AND 2020 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2021	2020	2021	2020
INTEREST INCOME:
Loans	$26,861	$26,826	$54,555	$52,732
Investment securities	556	519	1,085	1,009
Mortgage-backed securities	609	478	1,186	1,012
Other interest-earning assets	70	48	130	89
Total interest income	28,096	27,871	56,956	54,842
INTEREST EXPENSE:
Deposits	2,739	3,863	5,555	8,253
Advances from FHLB	169	347	445	727
Subordinated debt	130	134	260	271
Total interest expense	3,038	4,344	6,260	9,251
NET INTEREST INCOME	25,058	23,527	50,696	45,591
PROVISION (BENEFIT) FOR CREDIT LOSSES	—	1,000	(305)	2,000
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR CREDIT LOSSES	25,058	22,527	51,001	43,591
NONINTEREST INCOME:
Deposit account charges and related fees	1,623	1,360	3,184	2,699
Bank card interchange income	976	836	1,927	1,666
Loan late charges	172	138	279	280
Loan servicing fees	180	368	334	678
Other loan fees	500	305	951	632
Net realized gains on sale of loans	362	1,390	731	2,596
Earnings on bank owned life insurance	282	974	563	1,254
Other income	1,190	349	1,832	856
Total noninterest income	5,285	5,720	9,801	10,661
NONINTEREST EXPENSE:
Compensation and benefits	8,323	7,545	16,522	15,265
Occupancy and equipment, net	2,198	1,866	4,311	3,837
Data processing expense	1,297	1,175	2,566	2,237
Telecommunications expense	318	308	639	622
Deposit insurance premiums	180	218	358	419
Legal and professional fees	356	236	590	434
Advertising	276	219	606	449
Postage and office supplies	186	195	381	388
Intangible amortization	338	338	677	718
Foreclosed property expenses/losses	302	38	334	88
Other operating expense	1,296	908	2,312	1,862
Total noninterest expense	15,070	13,046	29,296	26,319
INCOME BEFORE INCOME TAXES	15,273	15,201	31,506	27,933
INCOME TAXES	3,288	3,153	6,775	5,900
NET INCOME	$11,985	$12,048	$24,731	$22,033

Basic earnings per share	$1.35	$1.33	$2.78	$2.42
Diluted earnings per share	$1.35	$1.32	$2.78	$2.42
Dividends paid	$0.20	$0.15	$0.40	$0.30

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2021 AND 2020 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2021	2020	2021	2020

Net Income	$11,985	$12,048	$24,731	$22,033
Other comprehensive income (loss):
Unrealized losses on securities available-for-sale	(2,448)	(493)	(2,435)	(315)
Tax benefit	538	108	535	69
Total other comprehensive income (loss)	(1,910)	(385)	(1,900)	(246)
Comprehensive income	$10,075	$11,663	$22,831	$21,787

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2021 AND 2020 (Unaudited)

	For the three- and six- month period ended December 31, 2021
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF SEPTEMBER 30, 2021	$94	$95,622	$211,104	$(16,452)	$2,892	$293,260

Net Income			11,985			11,985
Change in unrealized loss on available for sale securities					(1,910)	(1,910)
Dividends paid on common stock ($.20 per share)			(1,777)			(1,777)
Stock option expense		36				36
Stock grant expense		17				17
Common stock issued						—
Treasury stock purchased						—
BALANCE AS OF DECEMBER 31, 2021	$94	$95,675	$221,312	$(16,452)	$982	$301,611

BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			24,731			24,731
Change in unrealized loss on available for sale securities					(1,900)	(1,900)
Dividends paid on common stock ($.40 per share)			(3,559)			(3,559)
Stock option expense		73				73
Stock grant expense		17				17
Treasury stock purchased				(1,174)		(1,174)
BALANCE AS OF DECEMBER 31, 2021	$94	$95,675	$221,312	$(16,452)	$982	$301,611

	For the three- and six- month period ended December 31, 2020
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF SEPTEMBER 30, 2020	$93	$95,058	$167,175	$(6,937)	$4,586	$259,975

Net Income			12,048			12,048
Change in unrealized loss on available for sale securities					(385)	(385)
Dividends paid on common stock ($.15 per share)			(1,362)			(1,362)
Stock option expense		24				24
Stock grant expense		27				27
Treasury stock purchased				(2,638)		(2,638)
BALANCE AS OF DECEMBER 31, 2020	$93	$95,109	$177,861	$(9,575)	$4,201	$267,689

BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			22,033			22,033
Change in unrealized loss on available for sale securities					(246)	(246)
Dividends paid on common stock ($.30 per share)			(2,730)			(2,730)
Stock option expense		47				47
Stock grant expense		27				27
Treasury stock purchased				(2,638)		(2,638)
BALANCE AS OF DECEMBER 31, 2020	$93	$95,109	$177,861	$(9,575)	$4,201	$267,689

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX- MONTH PERIODS ENDED DECEMBER 31, 2021 AND 2020 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2021	2020
Cash Flows From Operating Activities:
Net Income	$24,731	$22,033
Items not requiring (providing) cash:
Depreciation	2,158	2,018
Loss on disposal of fixed assets	3	27
Stock option and stock grant expense	90	74
Loss on sale/write-down of REO	283	23
Amortization of intangible assets	677	718
Accretion of purchase accounting adjustments	(637)	(709)
Increase in cash surrender value of bank owned life insurance (BOLI)	(563)	(1,254)
Provision (benefit)for credit losses	(305)	2,000
Net amortization of premiums and discounts on securities	596	914
Originations of loans held for sale	(28,271)	(98,827)
Proceeds from sales of loans held for sale	29,008	98,233
Gain on sales of loans held for sale	(731)	(2,596)
Changes in:
Accrued interest receivable	(633)	(261)
Prepaid expenses and other assets	(1,087)	2,265
Accounts payable and other liabilities	3,831	(4,244)
Deferred income taxes	513	28
Accrued interest payable	(99)	(540)
Net cash provided by operating activities	29,564	19,902
Cash flows from investing activities:
Net increase (decrease) in loans	(156,655)	13,239
Net change in interest-bearing deposits	—	(4)
Proceeds from maturities of available for sale securities	24,795	29,826
Net redemptions of Federal Home Loan Bank stock	752	403
Net purchases of Federal Reserve Bank of St. Louis stock	—	(654)
Purchases of available-for-sale securities	(27,390)	(35,674)
Purchases of long-term investment	(133)	—
Purchases of premises and equipment	(3,689)	(1,020)
Net cash received from acquisition	27,151	—
Investments in state & federal tax credits	(1,827)	(1,051)
Proceeds from sale of fixed assets	928	72
Proceeds from sale of foreclosed assets	249	766
Proceeds from BOLI claim	—	1,351
Net cash (used in) provided by investing activities	(135,819)	7,254
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	206,309	132,558
Net decrease in certificates of deposits	(13,385)	(52,297)
Proceeds from Federal Home Loan Bank advances	—	110,100
Repayments of Federal Home Loan Bank advances	(21,025)	(116,874)
Purchase of treasury stock	(1,175)	(2,638)
Dividends paid on common stock	(3,559)	(2,730)
Net cash provided by financing activities	167,165	68,119
Increase in cash and cash equivalents	60,910	95,275
Cash and cash equivalents at beginning of period	123,592	54,245
Cash and cash equivalents at end of period	$184,502	$149,520
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$—	$607
Conversion of loans to repossessed assets	14	363
Right of use assets obtained in exchange for lease obligations: Operating Leases	70	40

The Company purchased all of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,707	$—
Cash received	26,932	—
Liabilities assumed	28,639	—

Cash paid during the period for:
Interest (net of interest credited)	$1,100	$1,510
Income taxes	157	6,776

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six-month periods ended December 31, 2021, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2021 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At December 31, 2021, assets of the REIT were approximately $1.2 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $148.8 million and $83.2 million at December 31 and June 30, 2021, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $1.8 million exceeding the FDIC’s deposit insurance limits at December 31, and June 30, 2021, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2021, or June 30, 2021.

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

Loans. Loans are generally stated at unpaid principal balances, less the ACL, any net deferred loan origination fees, and unamortized premiums or discounts on purchased loans.

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At December 31, 2021, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30, 2021 or December 31, 2021. See further disclosure in Note 4: Loans and Allowance for Credit Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2021, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there was no impairment of goodwill at December 31, 2021.

Intangible Assets. The Company’s intangible assets at December 31, 2021 included gross core deposit intangibles of $15.4 million with $10.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. At June 30, 2021, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $10.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $689,000 in the remainder of fiscal 2022, $1.4 million in fiscal 2023 and fiscal 2024, $831,000 in fiscal 2025, and $412,000 thereafter. As of June 30, 2021, there was no impairment indicated, and the Company believes there was no impairment of other intangible assets at December 31, 2021.

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

Reclassifications. Certain immaterial revisions have been made to the 2021 consolidated financial statements to reclassify the provision for off-balance sheet credit exposure out of noninterest expense and combine with provision for credit losses on the income statement. The revisions did not have a significant impact on the financial statement line items impacted and have been reclassified to conform to the 2022 presentation. These reclassifications had no effect on net income or retained earnings.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$46,042	$1,335	$(88)	$—	$47,289
Corporate obligations	19,817	278	(325)	—	19,770
Other securities	566	1	—	—	567
Total debt and equity securities	66,425	1,614	(413)	—	67,626

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	58,941	576	(653)	—	58,864
Commercial MBS issued by GSEs	38,256	852	(556)	—	38,552
CMOs issued by GSEs	41,663	352	(474)	—	41,541
Total MBS and CMOs	138,860	1,780	(1,683)	—	138,957
Total AFS securities	$205,285	$3,394	$(2,096)	$—	$206,583

	June 30, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$46,257	$1,479	$(40)	$—	47,696
Corporate obligations	20,356	290	(335)	—	20,311
Other securities	647	25	—	—	672
Total debt and equity securities	67,260	1,794	(375)	—	68,679

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	64,400	932	(379)	—	64,953
Commercial MBS issued by GSEs	35,425	1,394	(338)	—	36,481
CMOs issued by GSEs	36,201	755	(49)	—	36,907
Total MBS and CMOs	136,026	3,081	(766)	—	138,341
Total AFS securities	$203,286	$4,875	$(1,141)	$—	$207,020

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2021
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,549	$1,553
After one year but less than five years	6,204	6,317
After five years but less than ten years	29,557	30,064
After ten years	29,115	29,692
Total investment securities	66,425	67,626
MBS and CMOs	138,860	138,957
Total AFS securities	$205,285	$206,583

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $181.3 million at December 31, 2021 and $155.6 million at June 30, 2021. The securities pledged consist of marketable securities, including $104.1 million and $95.4 million of Mortgage-backed Securities, $31.5 million and $18.8 million of Collateralized Mortgage Obligations, and $45.7 million and $41.4 million of State and Political Subdivisions Obligations at December 31, 2021 and June 30, 2021, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at December 31 and June 30, 2021:

	December 31, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$6,412	$88	$—	$—	$6,412	$88
Corporate obligations	4,364	39	6,167	286	10,531	325
MBS and CMOs	72,113	1,301	10,819	382	82,932	1,683
Total AFS securities	$82,889	$1,428	$16,986	$668	$99,875	$2,096

	June 30, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,177	$40	$—	$—	$3,177	$40
Corporate obligations	9,331	79	720	256	10,051	335
MBS and CMOs	53,893	764	70	2	53,963	766
Total AFS securities	$66,401	$883	$790	$258	$67,191	$1,141

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

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include three individual securities which have been in an unrealized loss position for less than 12 months and six individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At December 31, 2021, corporate obligations included two pooled trust preferred securities with an estimated fair value of $766,000 and unrealized losses of $211,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of December 31, 2021, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of December 31, 2021, the unrealized losses on the Company’s investments in MBS and CMOs include 29 individual securities which have been in an unrealized loss position for less than 12 months, and five individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of December 31, 2021, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the three- and six-month periods ended December 31, 2021 and 2020.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2021	June 30, 2021
Real Estate Loans:
Residential	$809,196	$721,216
Construction	247,968	208,824
Commercial	963,299	889,793
Consumer loans	81,049	77,674
Commercial loans	390,262	414,124
	2,491,774	2,311,631
Loans in process	(100,351)	(74,540)
Deferred loan fees, net	(309)	(3,625)
Allowance for credit losses	(32,529)	(33,222)
Total loans	$2,358,585	$2,200,244

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At December 31, 2021 the Company had purchased participations in 21 loans totaling $96.9 million, as compared to 23 loans totaling $83.0 million at June 30, 2021.

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within our primary lending area. The majority of the multi-family residential loans that are originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the adjustable interest rate loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand, rental rates, and vacancies, as well as collateral values and borrower leverage.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed to maturity of up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally to finance the construction of owner occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multi-family or commercial construction loans typically mature in 12 to 24 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At December 31, 2021, construction loans outstanding included 50 loans, totaling $31.9 million, for which a modification had been agreed to. At June 30, 2021, construction loans outstanding included 48 loans, totaling $28.5 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at December 31, 2021.

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

ACL. The provision for credit losses for the three- and six-month period ended December 31, 2021, was $0 and a credit of $305,000, respectively, compared to charges of $1.0 million and $2.0 million, respectively, in the same periods of the prior fiscal year. The recovery was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at December 31, 2021, and as of that date the Company’s ACL was $32.5 million. Reduced provisioning in the six-month period ended December 31, 2021, was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic, and the Company notes less uncertainty regarding the potential adverse impact on its borrowers, generally low and consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has continued to improve during the current quarter as compared to the year ended June 30, 2021, there remains uncertainty regarding the possible continuing impact of the COVID-19 pandemic or when transmission of the virus will abate to the point that restrictions are no longer being imposed or considered, and consumer behavior can be said to have returned to normal. As such, there remains a potential for the pandemic to negatively impact global and regional economies, or for recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact to fall short of expectations. Specifically, management considered the following:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at December 31, 2021. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and declining risk factor;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure remains elevated, but continued to moderate in the most recent quarter, and is considered to be a moderate and increasing risk factor;

● levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, but management considered the potential that the measure remains under-reported due to the availability of modifications under the CARES Act. The level of uncertainty about loan delinquencies is considered to be diminishing. This is considered to be an elevated and stable risk factor;

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

The following tables present the balance in the ACL based on portfolio segment as of December 31, 2021 and 2020, and activity in the ACL for the three- and six-month periods ended December 31, 2021 and 2020:

	At period end and for the six months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Provision (benefit) charged to expense	(404)	(44)	192	(112)	(311)	(679)
Losses charged off	(32)	—	—	(25)	(11)	(68)
Recoveries	1	—	—	51	2	54
Balance, end of period	$10,757	$2,126	$14,727	$830	$4,089	$32,529

	At period end and for the three months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$10,634	$2,045	$14,883	$873	$4,108	$32,543
Provision charged to expense	123	81	(156)	(40)	(8)	—
Losses charged off	—	—	—	(13)	(11)	(24)
Recoveries	—	—	—	10	—	10
Balance, end of period	$10,757	$2,126	$14,727	$830	$4,089	$32,529

	At period end and for the six months ended December 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period prior to adoption of CECL	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	2,112	498	(750)	(823)	348	1,385
Losses charged off	(110)	—	—	(72)	(234)	(416)
Recoveries	—	—	1	10	19	30
Balance, end of period	$10,398	$2,387	$15,239	$1,362	$6,085	$35,471

	At period end and for the three months ended December 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$8,629	$1,892	$16,050	$2,305	$6,208	$35,084
Provision charged to expense	1,859	495	(811)	(882)	(49)	612
Losses charged off	(90)	—	—	(67)	(89)	(246)
Recoveries	—	—	—	6	15	21
Balance, end of period	$10,398	$2,387	$15,239	$1,362	$6,085	$35,471

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of December 31, 2021 and 2020, and activity in the allowance for the three- and six-month periods ended December 31, 2021 and 2020:

	At period end and for the six months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	(3)	1,171	(18)	(160)	(616)	374
Balance, end of period	$34	$1,673	$170	$58	$244	$2,179

	At period end and for the three months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$34	$1,673	$170	$58	$244	$2,179
Provision (benefit) charged to expense	—	—	—	—	—	—
Balance, end of period	$34	$1,673	$170	$58	$244	$2,179

	At period end and for the six months ended December 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period prior to CECL adoption	$19	$769	$172	$153	$846	$1,959
Impact of CECL adoption	35	(167)	95	197	108	268

Provision (benefit) charged to expense	(5)	340	18	(100)	362	615
Balance, end of period	$49	$942	$285	$250	$1,316	$2,842

	At period end and for the three months ended December 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period prior to CECL adoption	$59	$768	$299	$354	$973	$2,453
Provision (benefit) charged to expense	(10)	174	(14)	(105)	343	388
Balance, end of period	$49	$942	$285	$250	$1,316	$2,842

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of December 31, 2021. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
	2022	2021	2020	2019	2018	Prior	loans	Total
Residential Real Estate
Pass	$208,789	$311,065	$155,440	$27,199	$25,075	$72,099	$6,572	$806,239
Watch	84	323	—	384	—	10	—	801
Special Mention	—	—	—	—	—	—	—	—
Substandard	483	1,038	151	192	52	240	—	2,156
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$209,356	$312,426	$155,591	$27,775	$25,127	$72,349	$6,572	$809,196

Construction Real Estate
Pass	$65,140	$50,291	$31,935	$—	$—	$—	$65	$147,431
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	186	—	—	—	—	—	186
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$65,140	$50,477	$31,935	$—	$—	$—	$65	$147,617

Commercial Real Estate
Pass	$257,283	$285,607	$97,132	$93,309	$57,468	$106,491	$22,931	$920,221
Watch	288	3,968	2,340	22	694	245	1,261	8,818
Special Mention	23,425	—	—	—	—	—	300	23,725
Substandard	3,982	4,399	1,124	13	25	96	69	9,708
Doubtful	—	—	—	827	—	—	—	827
Total Commercial Real Estate	$284,978	$293,974	$100,596	$94,171	$58,187	$106,832	$24,561	$963,299

Consumer
Pass	$16,295	$16,061	$5,706	$2,091	$657	$841	$39,166	$80,817
Watch	—	76	—	—	—	—	48	124
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	64	—	1	—	31	12	108
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$16,295	$16,201	$5,706	$2,092	$657	$872	$39,226	$81,049

Commercial
Pass	$59,615	$130,942	$26,276	$14,196	$4,119	$11,757	$138,619	$385,524
Watch	697	1,072	58	40	—	197	326	2,390
Special Mention	—	—	—	—	—	—	—	—
Substandard	22	524	38	258	—	172	1,334	2,348
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$60,334	$132,538	$26,372	$14,494	$4,119	$12,126	$140,279	$390,262

Total Loans
Pass	$607,122	$793,966	$316,489	$136,795	$87,319	$191,188	$207,353	$2,340,232
Watch	1,069	5,439	2,398	446	694	452	1,635	12,133
Special Mention	23,425	—	—	—	—	—	300	23,725
Substandard	4,487	6,211	1,313	464	77	539	1,415	14,506
Doubtful	—	—	—	827	—	—	—	827
Total	$636,103	$805,616	$320,200	$138,532	$88,090	$192,179	$210,703	$2,391,423

At December 31, 2021, PCD loans comprised $12.0 million of credits rated “Pass”; none rated “Watch”; none rated “Special Mention”; $3.0 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31, 2021 and June 30, 2021. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2021
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$601	$520	$638	$1,759	$807,437	$809,196	$—
Construction	—	—	—	—	147,617	147,617	—
Commercial	397	471	—	868	962,431	963,299	—
Consumer loans	326	120	69	515	80,534	81,049	—
Commercial loans	171	6	27	204	390,058	390,262	—
Total loans	$1,495	$1,117	$734	$3,346	$2,388,077	$2,391,423	$—

	June 30, 2021
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$312	$364	$613	$1,289	$719,927	$721,216	$—
Construction	—	—	30	30	134,254	134,284	—
Commercial	363	—	374	737	889,056	889,793	—
Consumer loans	195	66	84	345	77,329	77,674	—
Commercial loans	368	939	110	1,417	412,707	414,124	—
Total loans	$1,238	$1,369	$1,211	$3,818	$2,233,273	$2,237,091	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at December 31, 2021, included $23.7 million in loans reported as current in the above table, while none were reported as past due. Loans with such modifications in effect at June 30, 2021, included $23.9 million in loans reported as current in the above table, while none were reported as past due.

At December 31 and June 30, 2021 there were no PCD loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at December 31, and June 30, 2021:

	December 31, 2021
	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$880	$208
Total loans	$880	$208

	June 30, 2021
	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$895	$223
Total loans	$895	$223

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at December 31, and June 30, 2021. The table excludes performing TDRs.

(dollars in thousands)	December 31, 2021	June 30, 2021
Residential real estate	$1,011	$3,235
Construction real estate	—	30
Commercial real estate	1,631	1,914
Consumer loans	76	100
Commercial loans	245	589
Total loans	$2,963	$5,868

At December 31, 2021, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and six- month periods ended December 31, 2021 and 2020, was immaterial.

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

During the three-month periods ended December 31, 2021 and 2020, there were no loan modifications that were classified as TDRs. During the six-month periods ended December 31, 2021 and 2020, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the six-month periods ended
	December 31, 2021		December 31, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$151	1	$96
Construction real estate	—	—	—	—
Commercial real estate	—	—	2	1,798
Consumer loans	—	—	—	—
Commercial loans	—	—	1	33
Total	1	$151	4	$1,927

Performing loans classified as TDRs and outstanding at December 31, and June 30, 2021, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2021		June 30, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	11	$3,696	1	$895
Construction real estate	—	—	—	—
Commercial real estate	5	984	4	949
Consumer loans	—	—	—	—
Commercial loans	7	1,707	7	1,397
Total	23	$6,387	12	$3,241

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31 and June 30, 2021, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $514,000 and $622,000, respectively. In addition, as of December 31 and June 30, 2021, the Company had residential mortgage loans and home equity loans with a carrying value of $272,000 and $533,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2021	June 30, 2021
Land	$12,458	$12,452
Buildings and improvements	59,583	56,422
Construction in progress	49	1,158
Furniture, fixtures, equipment and software	19,709	18,985
Automobiles	120	120
Operating leases ROU asset	2,700	2,770
	94,619	91,907
Less accumulated depreciation	29,545	27,830
	$65,074	$64,077

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

	December 31, 2021	June 30, 2021
Consolidated Balance Sheet
Operating leases ROU asset	$2,700	$2,770
Operating leases liability	$2,700	$2,770

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$98	$63	$199	$135
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85	$58	$169	$126
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$—	$—

At December 31, 2021, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2022	$169
2023	338
2024	338
2025	330
2026	320
Thereafter	2,927
Future lease payments expected	$4,422

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and six-month periods ended December 31, 2021, income recognized from these lessor agreements was $70,000 and $145,000, respectively. For the three- and six-month periods ended December 31, 2020, income recognized from these lessor agreements was $81,000 and $156,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2021	June 30, 2021
Non-interest bearing accounts	$404,410	$358,418
NOW accounts	1,083,853	925,280
Money market deposit accounts	263,007	253,614
Savings accounts	246,477	230,905
Certificates	554,505	562,586
Total Deposit Accounts	$2,552,252	$2,330,803

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2021	2020	2021	2020

Net income	$11,985	$12,048	$24,731	$22,033
Less: distributed earnings allocated to participating securities	(8)	(4)	(14)	(8)
Less: undistributed earnings allocated to participating securities	(46)	(30)	(85)	(56)
Net income available to common shareholders	$11,931	$12,014	$24,632	$21,969

Weighted-average common shares outstanding, including participating securities	8,887,303	9,089,735	8,893,149	9,108,301
Less: weighted-average participating securities outstanding (restricted shares)	(39,920)	(25,410)	(35,883)	(26,335)
Denominator for basic earnings per share -
Weighted-average shares outstanding	8,847,383	9,064,325	8,857,266	9,081,966
Effect of dilutive securities stock options or awards	21,780	2,909	15,977	2,220
Denominator for diluted earnings per share	8,869,163	9,067,234	8,873,243	9,084,186

Basic earnings per share available to common stockholders	$1.35	$1.33	$2.78	$2.42
Diluted earnings per share available to common stockholders	$1.35	$1.32	$2.78	$2.42

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 0 were excluded from the computation of diluted earnings per share for the three- and six-month periods ended December 31, 2021, while outstanding options and shares of restricted stock totaling 50,500 were excluded from the computation of diluted earnings per share for the three- and six-month periods ended December 31, 2020.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Income taxes
Current	$2,785	$3,139	$6,262	$5,903
Deferred	503	14	513	(3)
Total income tax provision	$3,288	$3,153	$6,775	$5,900

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	December 31, 2021	June 30, 2021
Deferred tax assets:
Provision for losses on loans	$7,586	$7,626
Accrued compensation and benefits	621	826
NOL carry forwards acquired	122	147
Unrealized loss on other real estate	227	180
Other	—	182
Total deferred tax assets	8,556	8,961

Deferred tax liabilities:
Purchase accounting adjustments	242	210
Depreciation	1,590	1,842
FHLB stock dividends	120	120
Prepaid expenses	256	283
Unrealized gain on available for sale securities	286	821
Other	1,623	1,193
Total deferred tax liabilities	4,117	4,469
Net deferred tax asset	$4,439	$4,492

As of December 31, 2021, the Company had approximately $706,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Tax at statutory rate	$3,207	$3,192	$6,616	$5,866
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(87)	(108)	(193)	(211)
State tax, net of Federal benefit	216	261	468	502
Cash surrender value of Bank-owned life insurance	(59)	(205)	(118)	(263)
Tax credit benefits	(10)	(5)	(21)	(9)
Other, net	21	18	23	15
Actual provision	$3,288	$3,153	$6,775	$5,900

For the three- and six- month periods ended December 31, 2021 and 2020, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2021. For fiscal 2022, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and six- month periods ended December 31, 2021, retirement plan expenses recognized for the Plan totaled approximately $428,000 and $918,000, respectively, as compared to $413,000 and $869,000, respectively, for the same periods of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At December 31, 2021, the Debentures carried an interest rate of 2.97%. The balance of the Debentures outstanding was $7.2 million at December 31, and June 30, 2021. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2021, the current rate was 2.65%. The carrying value of the debt securities was approximately $2.7 million at December 31, and June 30, 2021.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2021, the current rate was 2.00%. The carrying value of the debt securities was approximately $5.4 million and $5.3 million at December 31, and June 30, 2021, respectively.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $460,000 at December 31, 2021.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, and June 30, 2021:

	Fair Value Measurements at December 31, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$47,289	$—	$47,289	$—
Corporate obligations	19,770	—	19,770	—
Other securities	567	—	567	—
MBS and CMOs	138,957	—	138,957	—

	Fair Value Measurements at June 30, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$47,696	$—	$47,696	$—
Corporate obligations	20,311	—	20,311	—
Other securities	672	—	672	—
MBS and CMOs	138,341	—	138,341	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, and June 30, 2021:

Fair Value Measurements at December 31, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,050	$—	$—	$1,050

Fair Value Measurements at June 30, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$280	$—	$—	$280

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended December 31, 2021 and 2020:

	For the three months ended
(dollars in thousands)	December 31, 2021	December 31, 2020
Foreclosed and repossessed assets held for sale	$(285)	$(24)
Total losses on assets measured on a non-recurring basis	$(285)	$(24)

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

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	December 31, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,050	Third party appraisal	Marketability discount	8.0% - 24.5%	23.7%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$280	Third party appraisal	Marketability discount	7.2% - 80.6%	37.1%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31, and June 30, 2021.

	December 31, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$184,502	$184,502	$—	$—
Interest-bearing time deposits	981	—	981	—
Stock in FHLB	5,121	—	5,121	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,358,585	—	—	2,370,268
Accrued interest receivable	10,714	—	10,714	—
Financial liabilities
Deposits	2,552,252	1,997,747	—	556,052
Advances from FHLB	36,512	—	37,043	—
Accrued interest payable	680	—	680	—
Subordinated debt	15,294	—	—	16,581
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$123,592	$123,592	$—	$—
Interest-bearing time deposits	979	—	979	—
Stock in FHLB	5,873	—	5,873	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,200,244	—	—	2,218,762
Accrued interest receivable	10,079	—	10,079	—
Financial liabilities
Deposits	2,330,803	1,768,217	—	565,123
Advances from FHLB	57,529	—	58,587	—
Accrued interest payable	779	—	779	—
Subordinated debt	15,243	—	—	15,468
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On September 28, 2021 the Company announced the signing of an agreement and plan of merger whereby Fortune Financial Corporation (”Fortune”), and its wholly owned subsidiary, FortuneBank (“FB”), will be acquired by the Company in a stock and cash transaction valued at approximately $29.9 million. At December 31 2021, Fortune held consolidated assets of $261.2 million, loans, net of allowance, of $199.4 million, and deposits of $219.6 million. The transaction is expected to close late in the first quarter of calendar 2022, subject to satisfaction of customary closing conditions, including regulatory and Fortune shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Fortune. For the three- and six-month periods ended December 31, 2021, the Company incurred $205,000 and $230,000, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the three- and six-month periods ended December 31, 2021, the Company incurred $24,000 of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Cairo acquisition is detailed in the following table.

First National Bank - Cairo Branch
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$(26,932)

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$220
Loans	408
Premises and equipment	468
Identifiable intangible assets	168
Miscellaneous other assets	1

Deposits	(28,540)
Miscellaneous other liabilities	(99)
Total identifiable net liabilities	(27,374)
Goodwill	$442

Of the total purchase price, $168,000 has been allocated to core deposit intangible, and will be amortized over seven years on a straight line basis. Additionally, $442,000 has been allocated to goodwill, and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Southern Bank existing facility with the acquired Cairo branch.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2021, the Bank operated from its headquarters, 47 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 44 of its other branch offices. The remaining five branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2021, and results of operations for the three- and six-month periods ended December 31, 2021 and 2020.

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

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. At times, some facilities were again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities. From the initial onset of the pandemic in March, 2020, the Company has worked to increase our telework capabilities, and we have had as many as 15% of our team members working remotely during the month of January, 2022, either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. While continuing to encourage safety, the Company has relaxed restrictions on business travel, although some training events or conferences our team members would typically have attended have remained in online format. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration on May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of January 31, 2022, total PPP loans outstanding were reduced to $8.6 million, consisting of 18 loans.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs). As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications were reduced to six loans with balances totaling $23.9 million, and as of December 31, 2021, four loans with balances totaling $23.7 million remained under modified payment terms and are now considered “special mention” status credit in regards to classification. For more information regarding these modifications, see discussion included at “Allowance for Credit Loss Activity.”

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily interest-bearing transaction accounts, certificates of deposit, savings, and money market deposit accounts, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first six months of fiscal 2022, total assets increased by $218.5 million. The increase was primarily attributable to an increase in loans, net of the allowance for credit losses (ACL), along with an increase in cash and cash equivalents. Cash equivalents and time deposits increased by a combined $60.9 million; AFS securities decreased by $437,000; and loans, net of the ACL, increased by $158.3 million. Liabilities increased $200.3 million, as deposits increased $221.4 million and advances from the Federal Home Loan Bank (FHLB) decreased $21.0 million. Equity increased $18.2 million, attributable primarily to earnings retained after cash dividends paid, partially offset by repurchases of the Company’s common stock and by a decrease in accumulated other comprehensive income.

Net income for the first six months of fiscal 2022 was $24.7 million, an increase of $2.7 million, or 12.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of an increase in net interest income and a negative provision for credit losses (PCL), as compared to a charge in the same period of the prior year, partially offset by increases in noninterest expense and provision for income taxes, and a decrease in noninterest income. Diluted net income was $2.78 per common share for the first six months of fiscal 2022, as compared to $2.42 per common share for the same period of the prior fiscal year. For the first six months of fiscal 2022, as compared to the same period of the prior fiscal year, net interest income increased $5.1 million, or 11.2%; PCL swung from a charge of $2.0 million to a recovery of $305,000; noninterest income decreased $860,000, or 8.1%; noninterest expense increased $3.0 million, or 11.3%; and provision for income tax increased $875,000, or 14.8%. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2022 remained historically low. The front end of the yield curve generally steepened over the course of calendar 2021, reflecting monetary policy expectations, while the longer end of the curve did not move higher in tandem, and at times moved lower, primarily in response to developments with the COVID-19 pandemic and prospects for continued economic growth. At December 31, 2021, as compared to June 30, 2021, the yield on two-year treasuries increased from 0.25% to 0.73%; the yield on five-year treasuries increased from 0.87% to 1.26%; the yield on ten-year treasuries increased from 1.45% to 1.52%; and the yield on 30-year treasuries decreased from 2.06% to 1.90%. The spread between two- and ten-year treasuries was between 100 to 120 basis points for most of the current six-month period, before declining to approximately 80 basis points during the month of December.

As compared to the first six months of the prior fiscal year, our average yield on earning assets decreased by 23 basis points, reflecting a larger percentage of our average interest-earning asset balances being comprised of lower-yielding cash deposits and available-for-sale investments, along with downward repricing of our interest-earning assets in the current market. Accelerated recognition of deferred origination fees on PPP loans partially offset lower market yields on new loan originations. Our cost of interest-bearing liabilities decreased by 34 basis points, as the Company continued to offer reduced rates on nonmaturity accounts and renewing time deposits. Time deposits and wholesale funding, which are relatively higher cost sources of funding, declined as a percentage of our funding base. Lower market rates continued to reflect the policy of the Federal Reserve’s Open Market Committee (FOMC), which has held short-term borrowing rates near zero since March 2020, as the FOMC reacted to reduced economic activity at the outset of the COVID-19 pandemic (see “Results of Operations: Comparison of the six-month periods ended December 31, 2021 and 2020 – Net Interest Income”). The continued historically low level of market interest rates remains concerning, as our asset yields may continue to decrease, while planned increases in overnight funding costs by the FOMC may pressure the Company’s cost of funds over the medium-term.

Net interest income increased $5.1 million, or 11.2%, in the first six months of the fiscal year, as compared to the same period of the prior year, as the Company saw an increase of 9.4% in average interest earning assets, combined with an increase of six basis points in the net interest margin. The increase was attributable in part to the accelerated accretion of deferred origination fees on PPP loans as we continued to receive forgiveness payments from the SBA during the period. This acceleration added approximately $3.1 million to interest income, contributing approximately 23 basis points to the net interest margin; in the period a year ago, accelerated accretion of these deferred PPP origination fees added approximately $968,000 to interest income as forgiveness payments were received, contributing approximately eight basis points to the net interest margin. Accretion of deferred fees on PPP loans will be limited in future periods, as the remaining balance of such fees totaled just $301,000 at December 31, 2021. The accretion of discounts on acquired loans carried at fair value resulted in limited change to the net interest margin, as benefits attributable to the accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulted in a contribution of six basis points to the net interest margin in the current period, as compared to seven basis points in the year-ago period. The Company generally expects this component of net interest income to decline over time, although volatility may occur to the extent we have periodic resolutions of specific credits.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Noninterest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2021, noninterest income decreased $860,000, or 8.1%, as compared to the same period of the prior fiscal year, attributable primarily to reduced gains realized on sales of residential loans originated for that purpose, loan servicing income, and earnings on bank-owned life insurance, partially offset by increases other income items, including wealth management revenues and a gain realized on the Company’s exit from a renewable energy tax credit investment, as well as increases in deposit account service charges, bank card interchange income, and other loan fees. Noninterest expense for the six-month period ended December 31, 2021, increased $3.0 million, or 11.3%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing charges, foreclosed property losses and expenses, and other expenses.

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

Comparison of Financial Condition at December 31 and June 30, 2021

The Company experienced balance sheet growth in the first six months of fiscal 2022, with total assets of $2.9 billion at December 31, 2021, reflecting an increase of $218.5 million, or 8.1%, as compared to June 30, 2021. Growth primarily reflected an increase in net loans receivable, along with an increase in cash and cash equivalents.

Cash equivalents and time deposits were a combined $185.5 million at December 31, 2021, an increase of $60.9 million, or 48.9%, as compared to June 30, 2021. The increase was primarily a result of deposit growth outpacing loan growth during the period. AFS securities were $206.6 million at December 31, 2021, a decrease of $436,000, or 0.2%, as compared to June 30, 2021, primarily reflecting a decrease in the portfolio’s unrealized gains as market interest rates increased.

Loans, net of the ACL, were $2.4 billion at December 31, 2021, an increase of $158.3 million, or 7.2%, as compared to June 30, 2021. Gross loans increased by $157.6 million, while the ACL attributable to outstanding loan balances decreased $693,000, reflecting a negative provision for credit losses attributable to outstanding loan balances in the first quarter of fiscal 2022 and minimal net charge offs during the fiscal year to date. The increase in loan balances in the portfolio was primarily attributable to increases in residential and commercial real estate loans, along with modest contributions from increases in drawn construction balances and consumer loans, partially offset by decreases in commercial loans. Residential real estate loan balances increased due to growth in single and multi-family loans. Commercial real estate balances increased primarily from loans secured by nonresidential structures, along with growth in loans secured by farmland. Commercial loan balances declined primarily as PPP loan balances declined by $51.5 million during the fiscal year to date, with remaining balances at $11.5 million at December 31, 2021. Unrecognized deferred fee income on PPP loans was approximately $301,000 at December 31, 2021. Management hopes to receive forgiveness payments on the relatively small number of remaining PPP loans during the quarter ended March 31, 2022.

Loans anticipated to fund in the next 90 days totaled $158.2 million at December 31, 2021, as compared to $181.1 million at September 30, 2021, and $85.1 million at December 31, 2020.

Deposits were $2.6 billion at December 31, 2021, an increase of $221.4 million, or 9.5%, as compared to June 30, 2021. This increase primarily reflected an increase in interest-bearing transaction accounts, non-interest bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by a decrease in certificates of deposit. The increase was inclusive of a $91.4 million increase in public unit funds, and net of a $5.0 million decrease in brokered deposits. Public unit funds totaled $417.8 million at December 31, 2021, primarily in nonmaturity deposits, while brokered deposits totaled $20.1 million, and were comprised fully of nonmaturity deposits. The Company’s branch purchase and assumption agreement, through which it acquired the former Cairo, Illinois, location of the First National Bank (Fulda, SD), provided deposit growth of $28.5 million, including $15.4 million in public unit deposits. Customers have held unusually high balances on deposit during recent periods, but the Company expects that some of the higher-than-normal balances may dissipate over the course of calendar year 2022. The average loan-to-deposit ratio for the second quarter of fiscal 2022 was 93.6%, as compared to 98.5% for the same period of the prior fiscal year.

FHLB advances were $36.5 million at December 31, 2021, a decrease of $21.0 million, or 36.5%, as compared to June 30, 2021, as the Company utilized cash to repay maturing term advances.

The Company’s stockholders’ equity was $301.6 million at December 31, 2021, an increase of $18.2 million, or 6.4%, as compared to June 30, 2021. The increase was attributable primarily to earnings retained after cash dividends paid, partially offset by a reduction in other comprehensive income and by repurchases of the Company’s common stock. During the first six months of fiscal 2022, the Company repurchased 26,607 common shares for $1.2 million, at an average price of $44.15.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended

Decenber 31, 2021 and 2020

The table below presents certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2021 and 2020. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2021			December 31, 2020
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$1,848,027	21,636	4.68	1,652,080	21,441	5.19
Other loans (1)	464,113	5,225	4.50	525,909	5,385	4.10
Total net loans	2,312,140	26,861	4.65	2,177,989	26,826	4.93
Mortgage-backed securities	140,308	609	1.74	114,697	478	1.67
Investment securities (2)	77,148	556	2.88	70,131	519	2.96
Other interest-earning assets	126,445	70	0.22	40,915	48	0.47
TOTAL INTEREST- EARNING ASSETS (1)	2,656,041	28,096	4.23	2,403,732	27,871	4.64
Other noninterest-earning assets (3)	174,647	—		170,158	—
TOTAL ASSETS	$2,830,688	$28,096		$2,573,890	$27,871

Interest-bearing liabilities:
Savings accounts	$240,113	153	0.26	193,606	137	0.28
NOW accounts	1,016,464	1,164	0.46	820,489	1,231	0.60
Money market accounts	261,196	184	0.28	238,749	218	0.36
Certificates of deposit	553,789	1,238	0.89	634,039	2,277	1.44
TOTAL INTEREST- BEARING DEPOSITS	2,071,562	2,739	0.53	1,886,883	3,863	0.82
Borrowings:
FHLB advances	39,019	169	1.73	69,991	347	1.98
Junior subordinated debt	15,281	130	3.41	15,180	134	3.52
TOTAL INTEREST- BEARING LIABILITIES	2,125,862	3,038	0.57	1,972,054	4,344	0.88
Noninterest-bearing demand deposits	398,175	—		325,091	—
Other liabilities	9,756	—		13,021	—
TOTAL LIABILITIES	2,533,793	3,038		2,310,166	4,344
Stockholders’ equity	296,895	—		263,724	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,830,688	$3,038		$2,573,890	$4,344

Net interest income		$25,058			$23,527
Interest rate spread (4)			3.66%			3.76%
Net interest margin (5)			3.77%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.94%			121.89%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $65.2 million and $44.2 million, respectively, for the three-month period ended December 31, 2021, as compared to $64.3 million and $43.2 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six- month period ended			Six- month period ended
	December 31, 2021			December 31, 2020
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,816,873	44,289	4.88	1,637,576	41,832	5.11
Other loans (1)	470,245	10,266	4.37	532,481	10,900	4.09
Total net loans	2,287,118	54,555	4.77	2,170,057	52,732	4.86
Mortgage-backed securities	137,870	1,186	1.72	116,863	1,012	1.73
Investment securities (2)	77,140	1,085	2.81	66,319	1,009	3.04
Other interest earning assets	105,071	130	0.25	30,342	89	0.59
Total interest earning assets (1)	2,607,199	56,956	4.37	2,383,581	54,842	4.60
Other noninterest earning assets (3)	172,191	—		172,366	—
Total assets	$2,779,390	$56,956		$2,555,947	$54,842

Interest bearing liabilities:
Savings accounts	$238,093	304	0.26	$189,442	283	0.30
NOW accounts	978,057	2,318	0.47	802,467	2,479	0.62
Money market deposit accounts	256,689	361	0.28	236,113	481	0.41
Certificates of deposit	555,954	2,572	0.93	648,238	5,010	1.55
Total interest bearing deposits	2,028,793	5,555	0.55	1,876,260	8,253	0.88
Borrowings:
FHLB advances	46,860	445	1.90	70,132	727	2.07
Subordinated debt	15,268	260	3.41	15,168	271	3.58
Total interest bearing liabilities	2,090,921	6,260	0.60	1,961,560	9,251	0.94
Noninterest bearing demand deposits	385,628	—		321,044	—
Other noninterest bearing liabilities	10,108	—		13,846	—
Total liabilities	2,486,657	6,260		2,296,450	9,251
Stockholders’ equity	292,733	—		259,497	—
Total liabilities and stockholders' equity	$2,779,390	$6,260		$2,555,947	$9,251

Net interest income		$50,696			$45,591

Interest rate spread (4)			3.77%			3.66%
Net interest margin (5)			3.89%			3.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.69%			121.51%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $65.2 million and $44.1 million, respectively, for the six-month period ended December 31, 2021, as compared to $64.7 million and $43.4 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six-month periods ended December 31, 2021, compared to the three- and six-month periods ended December 31, 2020. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2021
	Compared to three-month period ended December 31, 2020
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,523)	$1,652	$(94)	$35
Mortgage-backed securities	19	107	5	131
Investment securities (2)	(13)	52	(2)	37
Other interest-earning deposits	(25)	100	(53)	22
Total net change in income on interest-earning assets	(1,542)	1,911	(144)	225

Interest-bearing liabilities:
Deposits	(1,214)	59	31	(1,124)
Securities sold under agreements to repurchase	—			—
FHLB advances	(44)	(154)	20	(178)
Note payable	—	—	—	—
Subordinated debt	(4)	1	(1)	(4)
Total net change in expense on interest-bearing liabilities	(1,262)	(94)	50	(1,306)
Net change in net interest income	$(280)	$2,005	$(194)	$1,531

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Six-month period ended December 31, 2021
	Compared to six-month period ended December 31, 2020
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,190)	$3,306	$(293)	$1,823
Mortgage-backed securities	(7)	182	(1)	174
Investment securities (2)	(76)	165	(13)	76
Other interest-earning deposits	(51)	219	(127)	41
Total net change in income on interest-earning assets	(1,324)	3,872	(434)	2,114

Interest-bearing liabilities:
Deposits	(2,778)	(57)	137	(2,698)
FHLB advances	(61)	(241)	20	(282)
Subordinated debt	(13)	1	1	(11)
Total net change in expense on interest-bearing liabilities	(2,852)	(297)	158	(2,991)
Net change in net interest income	$1,528	$4,169	$(592)	$5,105

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2021 and 2020

General. Net income for the three-month period ended December 31, 2021, was $12.0 million, a decrease of $63,000, or 0.5%, as compared to the same period of the prior fiscal year. The decrease was attributable to an increase in noninterest expense and provision for income taxes, along with a decrease in noninterest income, partially offset by an increase in net interest income and a decrease in PCL.

For the three-month period ended December 31, 2021, basic and fully-diluted net income per share available to common shareholders was $1.35 under both measures, as compared to $1.33 basic net income per share and $1.32 fully-diluted net income per share available to common shareholders for the same period of the prior fiscal year, which represented increases of $0.02, or 1.5%, and $0.03, or 2.3%, respectively. Our annualized return on average assets for the three-month period ended December 31, 2021, was 1.69%, as compared to 1.87% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2021, was 16.1%, as compared to 18.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2021, was $25.1 million, an increase of $1.5 million, or 6.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 10.5% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.77% in the current three-month period, from 3.92% in the same period a year ago. As a material amount of PPP loans were forgiven, and therefore repaid ahead of their scheduled maturity, the Company recognized accelerated accretion of interest income from deferred origination fees on these loans. In the current quarter, this component of interest income totaled $890,000, adding 13 basis points to the net interest margin, as compared to $968,000, or 16 basis points, in the year ago period. In the linked quarter, ended September 30, 2021, accelerated accretion of deferred origination fees on PPP loans totaled $2.2 million, adding 34 basis points to the net interest margin. Accretion of deferred fees on PPP loans will be limited in future periods, as the remaining balance of such fees totaled just $301,000 at December 31, 2021.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the Gideon Acquisition, and the Central Federal Acquisition resulted in $381,000 in net interest income for the three-month period ended December 31, 2021, as compared to $516,000 in net interest income for the same period a year ago. The Company generally expects this component of net interest income to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, this component of net interest income contributed six basis points to net interest margin in the three-month period ended December 31, 2021, as compared to a contribution of nine basis points in the same period of the prior fiscal year, and a six basis point contribution in the linked quarter, ended September 30, 2021, when net interest margin was 4.01%.

For the three-month period ended December 31, 2021, our net interest rate spread was 3.66%, as compared to 3.76% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 41 basis point decrease in the average yield on interest-earning assets, partially offset by a 31 basis point decrease in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended December 31, 2021, was $28.1 million, an increase of $225,000, or 0.8%, as compared to the same period of the prior fiscal year. The increase was attributed to a 10.5% increase in the average balance of interest-earning assets, partially offset by a 41 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while average investment balances increased at a faster pace, and average cash and equivalent balances increased at a substantial rate, accounting for an unusually significant percentage of overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable to the composition of our average interest-earning asset balances shifting to include a higher proportion of cash and cash equivalents and investment securities, loans originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, and lower yields on cash and cash equivalents, as well as a reduced impact from accretable yield on acquired loan portfolios and accelerated accretion of interest income from deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the three-month period ended December 31, 2021, was $3.0 million, a decrease of $1.3 million, or 30.1%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 31 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 7.8% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit and nonmaturity accounts, and a decline in the percentage of our interest-bearing liabilities comprised of time deposits and wholesale funding. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by lower certificate of deposit balances and FHLB balances.

Provision for Credit Losses. The Company did not record a provision for credit losses (PCL) in the three-month period ended December 31, 2021, as compared to a PCL of $1.0 million in the same period of the prior fiscal year. The Company assesses that the economic outlook has continued to show steady, measured improvement as compared to the quarter ended June 30, 2021, though risks remains. As a percentage of average loans outstanding, the Company recorded net charge offs of less than one basis point (annualized) during the period. During the same period of the prior fiscal year, the provision, inclusive of the provision for off-balance sheet credit exposures, represented a charge of 0.18% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended December 31, 2021, was $5.3 million, a decrease of $435,000, or 7.6%, as compared to the same period of the prior fiscal year. In the current period, decreases in gains realized on the sale of residential real estate loans originated for that purpose, earnings on bank-owned life insurance, and loan servicing fees were partially offset by increases in other noninterest income, deposit account service charges, other loan fees, and bank card interchange income. Origination of residential real estate loans for sale on the secondary market was down 72% as compared to the year ago period, as both refinancing and purchase activity declined, resulting in a decrease in both gains on sale of these loans and recognition of new mortgage servicing rights. Earnings on bank-owned life insurance decreased as a result of the inclusion in the same period of the prior year of a non-recurring benefit of $696,000. Other income improved as wealth management income increased by $568,000 compared to the same period a year ago, primarily due to the sale of an annuity, and from a benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit investment. Deposit service charges increased primarily due to an increase in NSF activity as compared to the year ago period. Bank card interchange income increased due to a 12% increase in the number of bank card transactions and a 15% increase in bank card dollar volume, as compared to the same quarter a year ago.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2021, was $15.1 million, an increase of $2.0 million, or 15.5%, as compared to the same period of the prior fiscal year. The increase included $205,000 in charges related to merger and acquisition activity, which was primarily attributable to legal and professional fees. In total, the increase in noninterest expense was attributable primarily to compensation and benefits, other noninterest expenses, occupancy expenses, foreclosed property expenses and losses, data processing charges, and legal and professional fees.

●	The increase in compensation and benefits as compared to the prior year period primarily reflected increases in per-employee compensation and benefit costs over the prior year, a modest increase in employee headcount, and an increase in commission payments resulting from the strong quarter for wealth management noted above. While increases in compensation levels were above trend in calendar 2021, management expects additional above trend increases as annual compensation adjustments take effect in January 2022.
●	Other noninterest expenses increased due in part to a $130,000 charge to write down the value of the Company’s legacy facility in Cairo, Illinois, upon consolidation of the branch to a newly-acquired facility. Other expenses also included $32,000 in charges related to merger and acquisition activity, and various other categories, including employee travel, training, and similar expenses.

●	Occupancy expenses increased due to remodeled or relocated facilities, an additional location, new ATM and ITM installations and other equipment purchases, and charges for maintenance of facilities and grounds.
●	Foreclosed property expenses and losses increased primarily as a result of a downward valuation adjustment on a single property, coupled with more modest losses on the disposition of other properties.
●	The increase in data processing charges was attributable primarily to core processing charges, ancillary software licensing, and networking and security expenses.
●	The increase in legal and professional fees primarily reflects charges associated with recent merger and acquisition activity, which totaled $161,000 in the current quarter.

The efficiency ratio for the three-month period ended December 31, 2021, was 49.7%, as compared to 44.6% in the same period of the prior fiscal year, with the change attributable primarily to the current period’s increase in noninterest expense and decline in noninterest income, as compared to the year ago period, partially offset by the increase in net interest income.

Income Taxes. The income tax provision for the three-month period ended December 31, 2021, was $3.3 million, an increase of $135,000, or 4.3% as compared to the same period of the prior fiscal year. This was primarily the result of an increase in the effective tax rate to 21.5%, as compared to 20.7% in the same period a year ago, combined with a modest increase in pre-tax income. The increase in the effective tax rate was attributed to a reduction in tax-advantaged investments, relative to the Company’s pre-tax income, as well as an increase in acquisition-related expenses with limited deductibility.

Results of Operations – Comparison of the six-month periods ended December 31, 2021 and 2020

General. Net income for the six-month period ended December 31, 2021, was $24.7 million, an increase of $2.7 million, or 12.2%, as compared to the same period of the prior fiscal year. The increase was attributable to an increase in net interest income and a decrease in PCL, partially offset by increases in noninterest expense and provision for income taxes, along with a decrease in noninterest income.

For the six-month period ended December 31, 2021, basic and fully-diluted net income per share available to common shareholders was $2.78 under both measures, as compared to $2.42 under both measures in the same period of the prior fiscal year, which represented increases of $0.36, or 14.9%. Our annualized return on average assets for the six-month period ended December 31, 2021, was 1.78%, as compared to 1.72% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2021, was 16.9%, as compared to 17.0% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2021, was $50.7 million, an increase of $5.1 million, or 11.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 9.4% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.89% in the current six-month period, from 3.83% in the same period a year ago. The increase was attributable in part to the accelerated accretion of deferred origination fees on PPP loans as we continued to receive forgiveness payments from the SBA during the period. This acceleration added approximately $3.1 million to interest income, contributing approximately 23 basis points to the net interest margin; in the period a year ago, accelerated accretion of these deferred PPP origination fees added approximately $968,000 to interest income as forgiveness payments were received, contributing approximately eight basis points to the net interest margin. Accretion of deferred fees on PPP loans will be limited in future periods, as the remaining balance of such fees totaled just $301,000 at December 31, 2021.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the Gideon Acquisition, and the Central Federal Acquisition resulted in $757,000 in net interest income for the six-month period ended December 31, 2021, as compared to $855,000 in net interest income for the same period a year ago. The Company generally expects this component of net interest income to decline over time, although volatility may occur to the extent we have periodic resolutions of specific loans. Combined, this component of net interest income contributed six basis points to net interest margin in the six-month period ended December 31, 2021, as compared to a contribution of seven basis points in the same period of the prior fiscal year.

For the six-month period ended December 31, 2021, our net interest rate spread was 3.77%, as compared to 3.66% in the year-ago period. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 34 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 23 basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the six-month period ended December 31, 2021, was $57.0 million, an increase of $2.1 million, or 3.9%, as compared to the same period of the prior fiscal year. The increase was attributed to a 9.4% increase in the average balance of interest-earning assets, partially offset by a 23 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while average investment balances increased at a faster pace, and average cash and equivalent balances increased at a substantial rate, accounting for an unusually significant percentage of overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable to the composition of our average interest-earning asset balances shifting to include a higher proportion of cash and cash equivalents and investment securities, loans originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, and lower yields on cash and cash equivalents, partially offset by an increase in the amount of interest income recognized on the accelerated accretion of deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the six-month period ended December 31, 2021, was $6.3 million, a decrease of $3.0 million, or 32.3%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 34 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 6.6% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit and nonmaturity accounts, and a decline in the percentage of our interest-bearing liabilities comprised of time deposits and wholesale funding. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by lower certificate of deposit balances and FHLB balances.

Provision for Credit Losses. The provision for credit losses (PCL) in the six-month period ended December 31, 2021, was a credit of $305,000, as compared to a PCL of $2.0 million in the same period of the prior fiscal year. The Company assesses that the economic outlook has continued to show steady, measured improvement as compared to the quarter ended June 30, 2021, though risks remains. As a percentage of average loans outstanding, the negative PCL in the current six-month period represented a recovery of (0.03)% (annualized), while the Company recorded net charge offs of less than one basis point (annualized) during the period. During the same period of the prior fiscal year, the provision, inclusive of the provision for off-balance sheet credit exposures, represented a charge of 0.18% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the six-month period ended December 31, 2021, was $9.8 million, a decrease of $860,000, or 8.1%, as compared to the same period of the prior fiscal year. In the current period, decreases in gains realized on the sale of residential real estate loans originated for that purpose, earnings on bank-owned life insurance, and loan servicing fees were partially offset by increases in other noninterest income, deposit account service charges, other loan fees, and bank card interchange income. Origination of residential real estate loans for sale on the secondary market was down 71% as compared to the year ago period, as both refinancing and purchase activity declined, resulting in a decrease in both gains on sale of these loans and recognition of new mortgage servicing rights. Earnings on bank-owned life insurance decreased as a result of the inclusion in the same period of the prior year of a non-recurring benefit of $696,000. Other income improved as wealth management income increased by $395,000 compared to the same period a year ago, primarily due to the sale of an annuity, and from a benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit investment. Deposit service charges increased primarily due to an increase in NSF activity as compared to the year ago period. Bank card interchange income increased due to a 12.3% increase in the number of bank card transactions and a 16.2% increase in bank card dollar volume, as compared to the same quarter a year ago.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2021, was $29.3 million, an increase of $3.0 million, or 11.3%, as compared to the same period of the prior fiscal year. The increase included $230,000 in charges related to merger and acquisition activity, which was primarily attributable to legal and professional fees. In total, the increase in noninterest expense was attributable primarily to compensation and benefits, occupancy expenses, other noninterest expenses, data processing charges, foreclosed property expenses and losses, and legal and professional fees.

●	The increase in compensation and benefits as compared to the prior year period primarily reflected increases in per-employee compensation and benefit costs over the prior year, a modest increase in employee headcount, and an increase in commission payments resulting from the strong period for wealth management noted above. While increases in compensation levels were above trend in calendar 2021, management expects additional above trend increases as annual compensation adjustments take effect in January 2022.
●	Other noninterest expenses increased due in part to a $130,000 charge to write down the value of the Company’s legacy facility in Cairo, Illinois, upon consolidation of the branch to a newly-acquired facility. Other expenses also included $32,000 in charges related to merger and acquisition activity, and various other categories, including employee travel, training, and similar expenses.
●	Occupancy expenses increased due to remodeled or relocated facilities, an additional location, new ATM and ITM installations and other equipment purchases, and charges for maintenance of facilities and grounds.
●	Foreclosed property expenses and losses increased primarily as a result of a downward valuation adjustment on a single property, coupled with more modest losses on the disposition of other properties.
●	The increase in data processing charges was attributable primarily to core processing charges, ancillary software licensing, and networking and security expenses.
●	The increase in legal and professional fees primarily reflects charges associated with recent merger and acquisition activity, which totaled $177,000 in the current period.

The efficiency ratio for the six-month period ended December 31, 2021, was 48.4%, as compared to 46.8% in the same period of the prior fiscal year, with the change attributable primarily to the current period’s increase in noninterest expense and decline in noninterest income, as compared to the year ago period, partially offset by the increase in net interest income.

Income Taxes. The income tax provision for the six-month period ended December 31, 2021, was $6.8 million, an increase of $875,000, or 14.8% as compared to the same period of the prior fiscal year. This was primarily the result of an increase in pre-tax income, combined with an increase in the effective tax rate to 21.5%, as compared to 21.1% in the same period a year ago. The increase in the effective tax rate was attributed to a reduction in tax-advantaged investments, relative to the Company’s pre-tax income, as well as an increase in acquisition-related expenses with limited deductibility.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and six-month periods ended December 31, 2021 and 2020:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$32,543	$35,084	$33,222	$25,139
Impact of CECL adoption	—	—	—	9,333
Loans charged off:
Residential real estate	—	(90)	(32)	(110)
Construction	—	—	—	—
Commercial business	(11)	(89)	(11)	(234)
Commercial real estate	—	—	—	—
Consumer	(13)	(67)	(25)	(72)
Gross charged off loans	(24)	(246)	(68)	(416)
Recoveries of loans previously charged off:
Residential real estate	—	—	1	—
Construction	—	—	—	—
Commercial business	—	15	2	19
Commercial real estate	—	—	—	1
Consumer	10	6	51	10
Gross recoveries of charged off loans	10	21	54	30
Net charge offs	(14)	(225)	(14)	(386)
Provision charged to expense	—	612	(679)	1,385
Balance, end of period	$32,529	$35,471	$32,529	$35,471

Our ACL at December 31, 2021, totaled $32.5 million, representing 1.36% of gross loans and 1,097.8% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.49% of gross loans and 566.1% of nonperforming loans at June 30, 2021. The ACL also represents 1.37% of gross loans excluding PPP loans at December 31, 2021, as compared to 1.53% at June 30, 2021. For the six-month period ended December 31, 2021, the ACL was reduced by $693,000 and the allowance for off-balance sheet credit exposures was increased by $374,000, reflecting a negative PCL of $305,000, and net charge offs of $14,000.

The negative provision was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at December 31, 2021. While the Company’s management believes the ACL at December 31, 2021, is adequate, based on that estimate, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, most notably including our borrowers in the hotel industry.

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from PCI to PCD methodology, increased the allowance for off-balance sheet credit exposure by $268,000, and reduced retained earnings by $7.2 million, net of deferred taxes, through a one-time cumulative effect adjustment. For the six-month period ended December 31, 2020, the ACL increased by an additional $999,000 and the allowance for off-balance sheet credit exposures increased by an additional $615,000, reflecting a charge to PCL of $2.0 million, and net charge offs of $386,000.

At December 31, 2021, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $2.2 million, as compared to $1.8 million at June 30, 2021. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized, and a modest shift in the total unfunded commitments from lending types with lower estimated credit losses, to types with higher estimated credit losses.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	December 31, 2021	ACL	June 30, 2021	ACL
Real Estate Loans:
Residential	$10,757	33.1%	$11,192	33.7%
Construction	2,126	6.5%	2,170	6.5%
Commercial	14,727	45.3%	14,535	43.8%
Consumer loans	830	2.5%	916	2.7%
Commercial loans	4,089	12.6%	4,409	13.3%
	$32,529	100.0%	$33,222	100.0%

For loans that do not exhibit similar risk characteristics, the Company evaluates the loan on an individual basis. Loans that are classified with an adverse internal credit rating or identified as TDRs are most commonly considered for individual evaluation. The ACL for individually evaluated loans may be estimated based on the fair value of the underlying collateral, or based on the present value of expected cash flows.

In recent months, following regulatory guidance encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic, the Company has granted payment deferrals or interest-only modifications for borrowers. For loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers anticipated difficulties in the coming months due to the adverse impact of the pandemic, the Company elected to not apply requirements of U.S. GAAP related to TDRs, as allowed for in the CARES Act. At December 31, 2021, interest-only modifications were in effect for four loans totaling $23.7 million, as compared to six loans totaling $23.9 million so modified at June 30, 2021. Initially, the Company generally granted deferrals for three-month periods, while interest-only modifications were for six-month periods. Borrowers requesting additional modifications were generally reviewed for potential adverse credit classification. All loans remaining under a CARES Act modification not accounted for as TDRs at December 31, 2021, are to borrowers in the hotel industry, and have been downgraded to special mention credit status.

At December 31, 2021, the Company had loans of $15.3 million, or 0.64% of total loans, adversely classified ($14.5 million classified “substandard”; $827,000 classified “doubtful”), as compared to loans of $18.1 million, or 0.81% of total loans, adversely classified ($17.2 million classified “substandard”; $850,000 classified “doubtful”) at June 30, 2021, and $24.8 million, or 1.15% of total loans, adversely classified ($23.9 million classified “substandard”; $920,000 classified “doubtful”) at December 31, 2020. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.4 million at December 31, 2021. As reported in

Note 4 to the condensed consolidated financial statements, the Company’s total past due loans decreased from $3.8 million at June 30, 2021, to $3.3 million at December 31, 2021. Total past due loans were $7.7 million at December 31, 2020.

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

	December 31, 2021	June 30, 2021	December 31, 2020

Nonaccruing loans:
Residential real estate	$1,011	$3,235	$4,140
Construction	—	30	—
Commercial real estate	1,631	1,914	2,841
Consumer	76	100	227
Commercial business	245	589	1,122
Total	2,963	5,868	8,330

Loans 90 days past due accruing interest:
Residential real estate	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	—	—

Total nonperforming loans	2,963	5,868	8,330
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	1,776	2,227	2,770
Other nonperforming assets	14	23	44
Total nonperforming assets	$4,753	$8,118	$11,144

At December 31, 2021, TDRs totaled $7.3 million, of which $948,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $6.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2021, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2021, TDRs totaled $6.5 million, of which $3.3 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $3.2 million in TDRs at June 30, 2021, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2021, nonperforming assets totaled $4.8 million, as compared to $8.1 million at June 30, 2021, and $11.1 million at December 31, 2020. The decrease in nonperforming assets since June 30, 2021, was attributable primarily to a decrease in nonaccrual loans, as the Company returned a loan relationship secured by single family residential rental property to accrual status.

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

At December 31, 2021, the Company had outstanding commitments and approvals to extend credit of approximately $556.9 million (including $345.2 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2021, the Bank had pledged $664.8 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $378.6 million, of which $36.5 million was advanced, while $325,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $8.5 million was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.3 billion, subject to available collateral. Also, at December 31, 2021, the Bank had pledged a total of $284.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $230.6 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of December 31 and June 30, 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules to provide temporary relief to community banking organizations, and adopted the final rule with no changes in October 2020. Under the rules, the CBLR requirement was a minimum of 8.0% for the remainder of calendar year 2020, was 8.5% for calendar year 2021, and 9.0% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

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

As of December 31, 2021, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$333,380	13.75%	$193,945	8.00%	n/a	n/a
Southern Bank	325,662	13.51%	192,886	8.00%	241,108	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	307,775	12.70%	145,459	6.00%	n/a	n/a
Southern Bank	300,057	12.44%	144,665	6.00%	192,886	8.00%
Tier I Capital (to Average Assets)
Consolidated	307,775	10.91%	112,819	4.00%	n/a	n/a
Southern Bank	300,057	10.65%	112,726	4.00%	120,554	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	292,481	12.06%	109,094	4.50%	n/a	n/a
Southern Bank	300,057	12.44%	108,499	4.50%	156,720	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$315,490	14.18%	$177,938	8.00%	n/a	n/a
Southern Bank	308,482	13.96%	176,816	8.00%	221,019	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	287,701	12.93%	133,453	6.00%	n/a	n/a
Southern Bank	282,638	12.79%	132,612	6.00%	176,816	8.00%
Tier I Capital (to Average Assets)
Consolidated	287,701	10.61%	108,505	4.00%	n/a	n/a
Southern Bank	282,638	10.43%	108,369	4.00%	135,461	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	272,458	12.25%	100,090	4.50%	n/a	n/a
Southern Bank	282,638	12.79%	99,459	4.50%	143,663	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2022, fixed rate 1- to 4-family residential loan production totaled $131.5 million (of which $28.6 million was originated for sale into the secondary market), as compared to $166.8 million during the same period of the prior fiscal year (of which $99.1 million was originated for sale into the secondary market). At December 31, 2021, the fixed rate residential loan portfolio was $409.7 million with a weighted average maturity of 193 months, as compared to $291.5 million at December 31, 2020, with a weighted average maturity of 177 months. The Company originated $5.1 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2021, as compared to $13.7 million during the same period of the prior fiscal year. At December 31, 2021, fixed rate loans with remaining maturities in excess of 10 years totaled $268.2 million, or 11.4% of net loans receivable, as compared to $174.9 million, or 8.2% of net loans receivable at December 31, 2020. The Company originated $295.8 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2021, as compared to $125.0 million during the same period of the prior fiscal year. The Company also originated $25.3 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2021, as compared to $43.8 million during the same period of the prior fiscal year. At December 31, 2021, adjustable-rate home equity lines of credit decreased to $37.9 million, as compared to $40.7 million at December 31, 2020. At December 31, 2021, the Company’s investment portfolio had an expected weighted-average life of 4.3 years, compared to 3.4 years at December 31, 2020. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2021, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$245,766	$(64,688)	(21)	9.09	(149)
+200 bp	284,719	(25,734)	(8)	10.22	(36)
+100 bp	308,994	(1,460)	(0)	10.80	22
0 bp	310,454	—	—	10.58	—
‑100 bp	364,194	53,741	17	12.11	153
‑200 bp	384,033	73,580	24	12.68	210
‑300 bp	390,287	79,834	26	12.86	228

June 30, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$252,800	$(46,274)	(15)	10.05	(96)
+200 bp	277,898	(21,176)	(7)	10.76	(25)
+100 bp	297,372	(1,702)	(1)	11.23	21
0 bp	299,074	—	—	11.01	—
‑100 bp	334,713	35,638	12	12.11	109
‑200 bp	347,520	48,446	16	12.51	149
‑300 bp	352,759	53,685	18	12.67	165

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. The Company’s interest rate sensitivity has increased during the six months ended December 31, 2021, primarily as a result of these originations. This increased sensitivity is reflected in the tables above.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2021 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended December 31, 2021.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
10/01/21 - 10/31/21 period	—	$—	—	411,962
11/01/21 - 11/30/21 period	—	—	—	411,962
12/01/21 - 12/31/21 period	—	—	—	411,962

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 9, 2022	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2022	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)