Form 10-Q
period 2022-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2022-05-10
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2022
Common Stock, Par Value $.01	9,308,373 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND JUNE 30, 2021

	March 31, 2022	June 30, 2021
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$248,584	$123,592
Interest-bearing time deposits	4,828	979
Available for sale securities	226,391	207,020
Stock in FHLB of Des Moines	6,081	5,873
Stock in Federal Reserve Bank of St. Louis	5,035	5,031
Loans receivable, net of ACL of $33,641 and $33,222 at March 31, 2022 and June 30, 2021, respectively	2,579,106	2,200,244
Accrued interest receivable	10,409	10,079
Premises and equipment, net	72,253	64,077
Bank owned life insurance – cash surrender value	48,387	43,817
Goodwill	27,738	14,089
Other intangible assets, net	7,830	7,129
Prepaid expenses and other assets	27,376	18,600
Total assets	$3,264,018	$2,700,530

Liabilities and Stockholders' Equity
Deposits	$2,854,906	$2,330,803
Advances from FHLB	42,941	57,529
Accounts payable and other liabilities	17,102	12,753
Accrued interest payable	869	779
Subordinated debt	23,043	15,243
Total liabilities	2,938,861	2,417,107

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 9,815,736 and 9,361,629 shares issued at March 31, 2022 and June 30, 2021, respectively	98	94
Additional paid-in capital	119,115	95,585
Retained earnings	228,885	200,140
Treasury stock of 483,038 and 456,431 shares at March 31, 2022 and June 30, 2021, respectively, at cost	(16,452)	(15,278)
Accumulated other comprehensive income (loss)	(6,489)	2,882
Total stockholders' equity	325,157	283,423
Total liabilities and stockholders' equity	$3,264,018	$2,700,530

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2022	2021	2022	2021
INTEREST INCOME:
Loans	$27,060	$26,005	$81,614	$78,737
Investment securities	524	559	1,608	1,568
Mortgage-backed securities	646	466	1,833	1,479
Other interest-earning assets	109	70	239	159
Total interest income	28,339	27,100	85,294	81,943
INTEREST EXPENSE:
Deposits	2,871	3,494	8,426	11,748
Advances from FHLB	167	325	613	1,052
Subordinated debt	187	132	447	403
Total interest expense	3,225	3,951	9,486	13,203
NET INTEREST INCOME	25,114	23,149	75,808	68,740
PROVISION (BENEFIT) FOR CREDIT LOSSES	1,552	(409)	1,247	1,591
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR CREDIT LOSSES	23,562	23,558	74,561	67,149
NONINTEREST INCOME:
Deposit account charges and related fees	1,560	1,275	4,743	3,974
Bank card interchange income	1,025	1,004	2,952	2,670
Loan late charges	135	118	414	398
Loan servicing fees	170	217	504	895
Other loan fees	606	266	1,556	898
Net realized gains on sale of loans	204	853	934	3,449
Net realized gains on sale of AFS securities	—	90	—	90
Earnings on bank owned life insurance	291	270	854	1,524
Other income	913	431	2,746	1,287
Total noninterest income	4,904	4,524	14,703	15,185
NONINTEREST EXPENSE:
Compensation and benefits	9,223	7,739	25,745	23,004
Occupancy and equipment, net	2,399	1,990	6,710	5,826
Data processing expense	1,935	1,253	4,501	3,490
Telecommunications expense	308	317	946	940
Deposit insurance premiums	178	174	536	593
Legal and professional fees	341	256	931	690
Advertising	312	240	917	689
Postage and office supplies	202	198	582	585
Intangible amortization	363	338	1,040	1,057
Foreclosed property expenses/losses	115	48	449	137
Other operating expense	1,381	975	3,692	2,836
Total noninterest expense	16,757	13,528	46,049	39,847
INCOME BEFORE INCOME TAXES	11,709	14,554	43,215	42,487
INCOME TAXES	2,358	3,096	9,133	8,996
NET INCOME	$9,351	$11,458	$34,082	$33,491

Basic earnings per share	$1.03	$1.27	$3.81	$3.69
Diluted earnings per share	$1.03	$1.27	$3.80	$3.69
Dividends paid	$0.20	$0.16	$0.60	$0.46

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2022	2021	2022	2021

Net income	$9,351	$11,458	$34,082	$33,491
Other comprehensive loss:
Unrealized losses on securities available-for-sale	(9,579)	(2,227)	(12,014)	(2,541)
Less: reclassification adjustment for realized gains included in net income	—	90	—	90
Tax benefit	2,108	511	2,643	579
Total other comprehensive loss	(7,471)	(1,806)	(9,371)	(2,052)
Comprehensive income	$1,880	$9,652	$24,711	$31,439

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	For the three- and nine- month period ended March 31, 2022
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF DECEMBER 31, 2021	$94	$95,675	$221,312	$(16,452)	$982	$301,611

Net Income			9,351			9,351
Change in unrealized loss on available for sale securities					(7,471)	(7,471)
Dividends paid on common stock ($.20 per share)			(1,778)			(1,778)
Stock option expense		44				44
Stock grant expense		515				515
Common stock issued	4	22,881				22,885
BALANCE AS OF MARCH 31, 2022	$98	$119,115	$228,885	$(16,452)	$(6,489)	$325,157

BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			34,082			34,082
Change in unrealized loss on available for sale securities					(9,371)	(9,371)
Dividends paid on common stock ($.60 per share)			(5,337)			(5,337)
Stock option expense		117				117
Stock grant expense		532				532
Common stock issued	4	22,881				22,885
Treasury stock purchased				(1,174)		(1,174)
BALANCE AS OF MARCH 31, 2022	$98	$119,115	$228,885	$(16,452)	$(6,489)	$325,157

	For the three- and nine- month period ended March 31, 2021
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF DECEMBER 31, 2020	$93	$95,109	$177,861	$(9,575)	$4,201	$267,689

Net Income			11,458			11,458
Change in unrealized loss on available for sale securities					(1,806)	(1,806)
Dividends paid on common stock ($.16 per share)			(1,441)			(1,441)
Stock option expense		440				440
Stock grant expense						—
Common stock issued	1					1
Treasury stock purchased				(3,402)		(3,402)
BALANCE AS OF MARCH 31, 2021	$94	$95,549	$187,878	$(12,977)	$2,395	$272,939

BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			33,491			33,491
Change in unrealized loss on available for sale securities					(2,052)	(2,052)
Dividends paid on common stock ($.46 per share)			(4,171)			(4,171)
Stock option expense		514				514
Stock grant expense						—
Common stock issued	1					1
Treasury stock purchased				(6,040)		(6,040)
BALANCE AS OF MARCH 31, 2021	$94	$95,549	$187,878	$(12,977)	$2,395	$272,939

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE- MONTH PERIODS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2022	2021

Cash Flows From Operating Activities:
Net income	$34,082	$33,491
Items not requiring (providing) cash:
Depreciation	3,307	3,030
Loss on disposal of fixed assets	3	27
Stock option and stock grant expense	649	513
Loss on sale/write-down of REO	392	60
Amortization of intangible assets	1,040	1,057
Accretion of purchase accounting adjustments	(1,036)	(1,078)
Increase in cash surrender value of bank owned life insurance (BOLI)	(854)	(1,524)
Provision for credit losses	1,247	1,591
Gains realized on sale of AFS securities	—	(90)
Net amortization of premiums and discounts on securities	855	1,349
Originations of loans held for sale	(38,454)	(131,889)
Proceeds from sales of loans held for sale	38,164	129,637
Gain on sales of loans held for sale	(934)	(3,449)
Changes in:
Accrued interest receivable	252	2,086
Prepaid expenses and other assets	2,311	2,562
Accounts payable and other liabilities	3,910	(3,611)
Deferred income taxes	1,019	(429)
Accrued interest payable	(79)	(728)
Net cash provided by operating activities	45,874	32,605
Cash flows from investing activities:
Net (increase) decrease in loans	(174,600)	2,478
Net change in interest-bearing deposits	(1,488)	(6)
Proceeds from maturities of available for sale securities	33,863	48,668
Proceeds from sales of available for sale securities	—	16,284
Net redemptions of Federal Home Loan Bank stock	502	227
Net purchases of Federal Reserve Bank of St. Louis stock	(4)	(655)
Purchases of available-for-sale securities	(66,168)	(82,725)
Purchases of long-term investment	(133)	—
Purchases of premises and equipment	(4,365)	(1,389)
Net cash received from acquisitions	48,768	—
Investments in state & federal tax credits	(9,786)	(1,682)
Proceeds from sale of fixed assets	928	72
Proceeds from sale of foreclosed assets	471	978
Proceeds from BOLI claim	—	1,351
Net cash used in investing activities	(172,012)	(16,399)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	303,499	265,514
Net decrease in certificates of deposits	(21,571)	(81,572)
Proceeds from Federal Home Loan Bank advances	—	110,100
Repayments of Federal Home Loan Bank advances	(24,287)	(117,386)
Purchase of treasury stock	(1,174)	(6,040)
Dividends paid on common stock	(5,337)	(4,171)
Net cash provided by financing activities	251,130	166,445
Increase in cash and cash equivalents	124,992	182,651
Cash and cash equivalents at beginning of period	123,592	54,245
Cash and cash equivalents at end of period	$248,584	$236,896
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$127	$721
Conversion of loans to repossessed assets	14	428
Right of use assets obtained in exchange for lease obligations: Operating Leases	109	599

The Company assumed the liabilities and purchased associated assets of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,707	$—
Cash received	27,151	—
Liabilities assumed	28,859	—

The Company purchased all of the capital stock of Fortune Financial Corporation on February 25, 2022.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$267,913	$—
Less: common stock issued	22,885	—
Cash paid	12,663	—
Liabilities assumed	232,365	—

Cash paid during the period for:
Interest (net of interest credited)	$1,487	$2,129
Income taxes	262	7,736

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine-month periods ended March 31, 2022, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2021 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At March 31, 2022, assets of the REIT were approximately $1.2 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $200.1 million and $83.2 million at March 31, 2022 and June 30, 2021, respectively. The deposits are held in various commercial banks with a total of $3.3 million and $1.8 million exceeding the FDIC’s deposit insurance limits at March 31, 2022 and June 30, 2021, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2022, or June 30, 2021.

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

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At March 31, 2022, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30, 2021 or March 31, 2022. See further disclosure in Note 4: Loans and Allowance for Credit Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2021, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there was no impairment of goodwill at March 31, 2022.

Intangible Assets. The Company’s intangible assets at March 31, 2022 included gross core deposit intangibles of $17.0 million with $11.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. At June 30, 2021, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $10.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $402,000 in the remainder of fiscal 2022, $1.6 million in fiscal 2023 and fiscal 2024, $1.1 million in fiscal 2025, and $1.3 million thereafter. As of June 30, 2021, there was no impairment indicated, and the Company believes there was no impairment of other intangible assets at March 31, 2022.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, for entities that have adopted the amendments in Update 2016-13, and is not expected to have a material impact on the consolidated financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$45,420	$409	$(1,346)	$—	$44,483
Corporate obligations	19,822	81	(503)	—	19,400
Other securities	462	—	(17)	—	445
Total debt and equity securities	65,704	490	(1,866)	—	64,328

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	68,354	50	(2,882)	—	65,522
Commercial MBS issued by GSEs	48,617	183	(2,394)	—	46,406
CMOs issued by GSEs	52,061	72	(1,998)	—	50,135
Total MBS and CMOs	169,032	305	(7,274)	—	162,063
Total AFS securities	$234,736	$795	$(9,140)	$—	$226,391

	June 30, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$46,257	$1,479	$(40)	$—	47,696
Corporate obligations	20,356	290	(335)	—	20,311
Other securities	647	25	—	—	672
Total debt and equity securities	67,260	1,794	(375)	—	68,679

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	64,400	932	(379)	—	64,953
Commercial MBS issued by GSEs	35,425	1,394	(338)	—	36,481
CMOs issued by GSEs	36,201	755	(49)	—	36,907
Total MBS and CMOs	136,026	3,081	(766)	—	138,341
Total AFS securities	$203,286	$4,875	$(1,141)	$—	$207,020

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2022
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,347	$1,349
After one year but less than five years	7,503	7,517
After five years but less than ten years	31,814	31,125
After ten years	25,040	24,337
Total investment securities	65,704	64,328
MBS and CMOs	169,032	162,063
Total AFS securities	$234,736	$226,391

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $190.0 million at March 31, 2022 and $155.6 million at June 30, 2021. The securities pledged consist of marketable securities, including $98.8 million and $95.4 million of Mortgage-backed Securities, $46.0 million and $18.8 million of Collateralized Mortgage Obligations, $42.8 million and $41.4 million of State and Political Subdivisions Obligations, and $2.4 million and $0 of other securities at March 31, 2022 and June 30, 2021, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at March 31, 2022 and June 30, 2021:

	March 31, 2022
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$20,891	$1,155	$1,756	$191	$22,647	$1,346
Corporate obligations	10,723	145	6,096	358	16,819	503
Other securities	445	17	—	—	445	17
MBS and CMOs	91,543	4,078	33,523	3,196	125,066	7,274
Total AFS securities	$123,602	$5,395	$41,375	$3,745	$164,977	$9,140

	June 30, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,177	$40	$—	$—	$3,177	$40
Corporate obligations	9,331	79	720	256	10,051	335
MBS and CMOs	53,893	764	70	2	53,963	766
Total AFS securities	$66,401	$883	$790	$258	$67,191	$1,141

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 37 individual securities which have been in an unrealized loss position for less than 12 months and three individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include ten individual securities which have been in an unrealized loss position for less than 12 months and four individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At March 31, 2022, corporate obligations included two pooled trust preferred securities with an estimated fair value of $789,000 and unrealized losses of $189,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of March 31, 2022, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities. The unrealized losses on the Company’s investments in other securities includes one individual security which has been in an unrealized loss position for less than 12 months and no individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of March 31, 2022, the unrealized losses on the Company’s investments in MBS and CMOs include 61 individual securities which have been in an unrealized loss position for less than 12 months, and 16 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of March 31, 2022, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the three- and nine-month periods ended March 31, 2022 and 2021.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2022	June 30, 2021
Real Estate Loans:
Residential	$894,007	$721,216
Construction	244,257	208,824
Commercial	1,091,914	889,793
Consumer loans	86,230	77,674
Commercial loans	409,721	414,124
	2,726,129	2,311,631
Loans in process	(112,792)	(74,540)
Deferred loan fees, net	(590)	(3,625)
Allowance for credit losses	(33,641)	(33,222)
Total loans	$2,579,106	$2,200,244

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At March 31, 2022 the Company had purchased participations in 34 loans totaling $90.8 million, as compared to 23 loans totaling $83.0 million at June 30, 2021.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further afford the Company the opportunity to assess risk. At March 31, 2022, construction loans outstanding included 48 loans, totaling $30.1 million, for which a modification had been agreed to. At June 30, 2021, construction loans outstanding included 48 loans, totaling $28.5 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions had the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs through December 31, 2021 to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at March 31, 2022.

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

ACL. The provision for credit losses for the three- and nine-month periods ended March 31, 2022, was $1.6 million and $1.2 million, respectively, compared to a recovery of $409,000 and a charge of $1.6 million, respectively, in the same periods of the prior fiscal year. The allowance for credit losses (ACL) required for purchased credit deteriorated (PCD) loans acquired in the Fortune merger was $120,000, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Fortune merger was $1.9 million, and was funded through a charge to provision for credit losses (PCL). Additionally, the allowance for off-balance sheet credit exposures was increased by $120,000 due to the Fortune merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Fortune merger, the Company would have recorded a negative PCL (recovery) of approximately $468,000 in the current quarter. The recovery was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at March 31, 2022, and as of that date the Company’s ACL was $33.6 million. Reduced provisioning in the nine-month period ended March 31, 2022, was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic, and the Company notes less uncertainty regarding the potential adverse impact on its borrowers, generally low and consistent levels of net charge offs, delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has continued to improve during the current quarter as compared to the year ended June 30, 2021, there remains uncertainty regarding the possible continuing impact of the COVID-19 pandemic or when transmission of the virus will abate to the point that restrictions are no longer being imposed or considered, and consumer behavior can be said to have returned to normal. As such, there remains a potential for the pandemic to negatively impact global and regional economies, or for recent efforts by the U.S. government and the Federal Reserve to respond to the pandemic and its economic impact to fall short of expectations. Specifically, management considered the following:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at March 31, 2022. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and declining risk factor, relative to June 30, 2021;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure remained stable in the most recent quarter, and is considered to be a moderate and stable risk factor;

● levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, but management considered the potential that the measure remains under-reported due to the availability of modifications under the CARES Act. The level of uncertainty about loan delinquencies is considered to be diminishing as compared to June 30, 2021. This is considered to be a moderate and declining risk factor;

● exposure to the hotel industry, in particular, metropolitan area hotels more impacted by activity restrictions and a lack of business or convention-related travel. This is considered to be an elevated and stable risk factor.

Management considered the impact of the COVID-19 pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels, when making qualitative factor adjustments. To date, various relief efforts, notably including the availability of forgivable Paycheck Protection Program (PPP) loans to borrowers and deferrals or modifications available as encouraged by banking regulatory authorities and the CARES Act, resulted in limited impact on the Company’s credit quality indicators, as is true of the industry generally. It is possible that any continued adverse effects of the pandemic may not be offset by future relief efforts, which could cause the outlook for economic conditions and levels and trends of past-due loans to significantly worsen, and require additions to the ACL.

PCD Loans. In connection with the acquisitions of Fortune on February 25, 2022, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD”), the net premium or net discount is adjusted to reflect the Company’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans. The Company records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.

Loans that the Company acquired from Fortune, that at the time of acquisition, had more-than-insignificant deterioration of credit quality since origination, are classified as PCD loans and presented in the table below at acquisition carrying value:

(dollars in thousands)	March 31, 2022
PCD Loans:
Purchase price of PCD loans at acquisition	$15,055
Allowance for credit losses at acquisition	(120)
Fair value of PCD loans at acquisition	$14,935

The following tables present the balance in the ACL based on portfolio segment as of March 31, 2022 and 2021, and activity in the ACL for the three- and nine-month periods ended March 31, 2022 and 2021:

	At period end and for the nine months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Initial ACL on PCD loans	23	4	52	—	41	120
Provision (benefit) charged to expense	30	(187)	963	(93)	(340)	373
Losses charged off	(62)	—	—	(57)	(17)	(136)
Recoveries	3	—	—	57	2	62
Balance, end of period	$11,186	$1,987	$15,550	$823	$4,095	$33,641

	At period end and for the three months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$10,757	$2,126	$14,727	$830	$4,089	$32,529
Initial ACL on PCD loans	23	4	52	—	41	120
Provision charged to expense	434	(143)	771	19	(29)	1,052
Losses charged off	(30)	—	—	(32)	(6)	(68)
Recoveries	2	—	—	6	—	8
Balance, end of period	$11,186	$1,987	$15,550	$823	$4,095	$33,641

	At period end and for the nine months ended March 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period prior to adoption of CECL	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	1,536	129	1,319	(929)	(670)	1,385
Losses charged off	(178)	—	(90)	(130)	(276)	(674)
Recoveries	1	—	1	16	26	44
Balance, end of period	$9,755	$2,018	$17,218	$1,204	$5,032	$35,227

	At period end and for the three months ended March 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$10,398	$2,387	$15,239	$1,362	$6,085	$35,471
Provision charged to expense	(576)	(369)	2,070	(107)	(1,018)	—
Losses charged off	(68)	—	(91)	(57)	(42)	(258)
Recoveries	1	—	—	6	7	14
Balance, end of period	$9,755	$2,018	$17,218	$1,204	$5,032	$35,227

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of March 31, 2022 and 2021, and activity in the allowance for the three- and nine-month periods ended March 31, 2022 and 2021:

	At period end and for the nine months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	46	1,221	147	(144)	(396)	874
Balance, end of period	$83	$1,723	$335	$74	$464	$2,679

	At period end and for the three months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$34	$1,673	$170	$58	$244	$2,179
Provision (benefit) charged to expense	49	50	165	16	220	500
Balance, end of period	$83	$1,723	$335	$74	$464	$2,679

	At period end and for the nine months ended March 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period prior to CECL adoption	$19	$769	$172	$153	$846	$1,959
Impact of CECL adoption	35	(167)	95	197	108	268
Provision (benefit) charged to expense	(11)	56	(3)	(92)	256	206
Balance, end of period	$43	$658	$264	$258	$1,210	$2,433

At period end and for the three months ended March 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:

Balance, beginning of period prior to CECL adoption	$49	$942	$285	$250	$1,316	$2,842
Provision (benefit) charged to expense	(6)	(284)	(21)	8	(106)	(409)
Balance, end of period	$43	$658	$264	$258	$1,210	$2,433

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of March 31, 2022. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
	2022	2021	2020	2019	2018	Prior	loans	Total
Residential Real Estate
Pass	$316,211	$307,910	$143,706	$24,113	$25,018	$66,773	$6,377	$890,108
Watch	46	244	1,090	58	—	97	—	1,535
Special Mention	—	—	—	—	—	—	—	—
Substandard	750	1,073	88	123	18	312	—	2,364
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$317,007	$309,227	$144,884	$24,294	$25,036	$67,182	$6,377	$894,007

Construction Real Estate
Pass	$67,838	$41,974	$—	$—	$—	$—	$134	$109,946
Watch	21,333	—	—	—	—	—	—	21,333
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	186	—	—	—	—	—	186
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$89,171	$42,160	$—	$—	$—	$—	$134	$131,465

Commercial Real Estate
Pass	$363,133	$308,930	$118,973	$93,121	$53,638	$88,182	$22,386	$1,048,363
Watch	2,940	857	3,445	—	681	2,018	548	10,489
Special Mention	9,115	—	—	—	—	—	—	9,115
Substandard	20,626	1,648	112	13	22	94	605	23,120
Doubtful	827	—	—	—	—	—	—	827
Total Commercial Real Estate	$396,641	$311,435	$122,530	$93,134	$54,341	$90,294	$23,539	$1,091,914

Consumer
Pass	$21,536	$13,535	$4,636	$1,882	$1,104	$807	$42,616	$86,116
Watch	—	74	—	—	—	—	—	74
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	9	—	—	—	31	—	40
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$21,536	$13,618	$4,636	$1,882	$1,104	$838	$42,616	$86,230

Commercial
Pass	$86,125	$110,827	$24,785	$13,429	$4,611	$8,521	$157,462	$405,760
Watch	1,087	208	57	39	—	193	1,259	2,843
Special Mention	—	—	—	—	—	—	—	—
Substandard	380	11	—	228	—	175	324	1,118
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$87,592	$111,046	$24,842	$13,696	$4,611	$8,889	$159,045	$409,721

Total Loans
Pass	$854,843	$783,176	$292,100	$132,545	$84,371	$164,283	$228,975	$2,540,293
Watch	25,406	1,383	4,592	97	681	2,308	1,807	36,274
Special Mention	9,115	—	—	—	—	—	—	9,115
Substandard	21,756	2,927	200	364	40	612	929	26,828
Doubtful	827	—	—	—	—	—	—	827
Total	$911,947	$787,486	$296,892	$133,006	$85,092	$167,203	$231,711	$2,613,337

At March 31, 2022, PCD loans comprised $23.2 million of credits rated “Pass”; $4.7 million rated “Watch”; none rated “Special Mention”; $1.4 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2022 and June 30, 2021. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2022
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,573	$105	$563	$2,241	$891,766	$894,007	$—
Construction	—	—	—	—	131,465	131,465	—
Commercial	638	236	400	1,274	1,090,640	1,091,914	—
Consumer loans	478	80	7	565	85,665	86,230	—
Commercial loans	268	49	29	346	409,375	409,721	—
Total loans	$2,957	$470	$999	$4,426	$2,608,911	$2,613,337	$—

	June 30, 2021
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$312	$364	$613	$1,289	$719,927	$721,216	$—
Construction	—	—	30	30	134,254	134,284	—
Commercial	363	—	374	737	889,056	889,793	—
Consumer loans	195	66	84	345	77,329	77,674	—
Commercial loans	368	939	110	1,417	412,707	414,124	—
Total loans	$1,238	$1,369	$1,211	$3,818	$2,233,273	$2,237,091	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at March 31, 2022, included $14.9 million in loans reported as current in the above table, while none were reported as past due. Loans with such modifications in effect at June 30, 2021, included $23.9 million in loans reported as current in the above table, while none were reported as past due.

At March 31, 2022 and June 30, 2021 there were no PCD loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at March 31, 2022, and June 30, 2021:

	March 31, 2022
	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$872	$201
Total loans	$872	$201

	June 30, 2021
	Amortized cost basis of
	loans determined to be	Related allowance
	collateral dependent	for credit losses
(dollars in thousands)
Residential real estate loans
1- to 4-family residential loans	$895	$223
Total loans	$895	$223

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at March 31, 2022, and June 30, 2021. The table excludes performing TDRs.

(dollars in thousands)	March 31, 2022	June 30, 2021
Residential real estate	$1,255	$3,235
Construction real estate	—	30
Commercial real estate	2,373	1,914
Consumer loans	9	100
Commercial loans	245	589
Total loans	$3,882	$5,868

At March 31, 2022, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and nine- month periods ended March 31, 2022 and 2021, was immaterial.

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

During the three- and nine- month periods ended March 31, 2022 and 2021, certain loans modified were classified as TDRs. They are shown, segregated by class, in the tables below:

For the three-month periods ended
	March 31, 2022		March 31, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	—	$—
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	1	185	—	—
Total	1	$185	—	$—

	For the nine-month periods ended
	March 31, 2022		March 31, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	1	$150	1	$93
Construction real estate	—	—	—	—
Commercial real estate	—	—	2	1,692
Consumer loans	—	—	—	—
Commercial loans	1	185	1	29
Total	2	$335	4	$1,814

Performing loans classified as TDRs and outstanding at March 31, 2022, and June 30, 2021, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2022		June 30, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	11	$3,674	1	$895
Construction real estate	—	—	—	—
Commercial real estate	5	973	4	949
Consumer loans	—	—	—	—
Commercial loans	8	1,770	7	1,397
Total	24	$6,417	12	$3,241

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2022 and June 30, 2021, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $378,000 and $622,000, respectively. In addition, as of March 31, 2022 and June 30, 2021, the Company had residential mortgage loans and home equity loans with a carrying value of $111,000 and $533,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2022	June 30, 2021
Land	$13,676	$12,452
Buildings and improvements	63,741	56,422
Construction in progress	8	1,158
Furniture, fixtures, equipment and software	21,567	18,985
Automobiles	120	120
Operating leases ROU asset	3,835	2,770
	102,947	91,907
Less accumulated depreciation	30,694	27,830
	$72,253	$64,077

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

	March 31, 2022	June 30, 2021
Consolidated Balance Sheet
Operating leases ROU asset	$3,835	$2,770
Operating leases liability	$3,835	$2,770

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$117	$107	$315	$242
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92	$80	$261	$205
ROU assets obtained in exchange for operating lease obligations:	$—	$599	$—	$599

At March 31, 2022, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2022	$107
2023	428
2024	428
2025	420
2026	410
Thereafter	4,423
Future lease payments expected	$6,216

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine-month periods ended March 31, 2022, income recognized from these lessor agreements was $64,000 and $208,000, respectively. For the three- and nine-month periods ended March 31, 2021, income recognized from these lessor agreements was $82,000 and $238,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2022	June 30, 2021
Non-interest bearing accounts	$447,444	$358,418
NOW accounts	1,166,915	925,280
Money market deposit accounts	315,837	253,614
Savings accounts	276,430	230,905
Certificates	648,280	562,586
Total Deposit Accounts	$2,854,906	$2,330,803

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2022	2021	2022	2021

Net income	$9,351	$11,458	$34,082	$33,491
Less: distributed earnings allocated to participating securities	(8)	(5)	(22)	(13)
Less: undistributed earnings allocated to participating securities	(33)	(35)	(118)	(91)
Net income available to common shareholders	$9,310	$11,418	$33,942	$33,387

Weighted-average common shares outstanding, including participating securities	9,060,272	9,004,034	8,948,856	9,073,545
Less: weighted-average participating securities outstanding (restricted shares)	(39,230)	(31,845)	(36,998)	(28,172)
Denominator for basic earnings per share -
Weighted-average shares outstanding	9,021,042	8,972,189	8,911,858	9,045,373
Effect of dilutive securities stock options or awards	23,004	4,026	18,488	2,579
Denominator for diluted earnings per share	9,044,046	8,976,215	8,930,346	9,047,952

Basic earnings per share available to common stockholders	$1.03	$1.27	$3.81	$3.69
Diluted earnings per share available to common stockholders	$1.03	$1.27	$3.80	$3.69

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 14,500 and 22,750 were excluded from the computation of diluted earnings per share for the three- and nine-month periods, respectively, ended March 31, 2022, while outstanding options and shares of restricted stock totaling 86,900 and 110,845 were excluded from the computation of diluted earnings per share for the three- and nine-month periods, respectively, ended March 31, 2021.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Income taxes
Current	$1,852	$3,552	$8,114	$11,441
Deferred	506	(456)	1,019	(2,445)
Total income tax provision	$2,358	$3,096	$9,133	$8,996

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	March 31, 2022	June 30, 2021
Deferred tax assets:
Provision for losses on loans	$7,690	$7,626
Accrued compensation and benefits	744	826
NOL carry forwards acquired	67	147
Unrealized loss on other real estate	291	180
Unrealized loss on available for sale securities	1,822	—
Other	—	182
Total deferred tax assets	10,614	8,961

Deferred tax liabilities:
Purchase accounting adjustments	186	210
Depreciation	2,112	1,842
FHLB stock dividends	120	120
Prepaid expenses	505	283
Unrealized gain on available for sale securities	—	821
Other	1,701	1,193
Total deferred tax liabilities	4,624	4,469
Net deferred tax asset	$5,990	$4,492

As of March 31, 2022, the Company had approximately $306,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Tax at statutory rate	$2,459	$3,056	$9,075	$8,922
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(80)	(117)	(273)	(327)
State tax, net of Federal benefit	32	215	501	717
Cash surrender value of Bank-owned life insurance	(61)	(57)	(179)	(320)
Tax credit benefits	(13)	(2)	(34)	(11)
Other, net	21	1	43	15
Actual provision	$2,358	$3,096	$9,133	$8,996

For the three- and nine- month periods ended March 31, 2022 and 2021, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2021. For fiscal 2022, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine- month periods ended March 31, 2022, retirement plan expenses recognized for the Plan totaled approximately $456,000 and $1.4 million, respectively, as compared to $416,000 and $1.3 million, respectively, for the same periods of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At March 31, 2022, the Debentures carried an interest rate of 3.67%. The balance of the Debentures outstanding was $7.2 million at March 31, 2022 and June 30, 2021. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2022, the current rate was 3.28%. The carrying value of the debt securities was approximately $2.7 million at March 31, 2022 and June 30, 2021.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2022, the current rate was 2.63%. The carrying value of the debt securities was approximately $5.4 million and $5.3 million at March 31, 2022 and June 30, 2021, respectively.

The Company’s investment at a face amount of $505,000 in the three trusts noted above is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $460,000 at March 31, 2022.

In connection with its February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at March 31, 2022.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and June 30, 2021:

	Fair Value Measurements at March 31, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,483	$—	$44,483	$—
Corporate obligations	19,400	—	19,400	—
Other securities	445	—	445	—
MBS and CMOs	162,063	—	162,063	—

	Fair Value Measurements at June 30, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$47,696	$—	$47,696	$—
Corporate obligations	20,311	—	20,311	—
Other securities	672	—	672	—
MBS and CMOs	138,341	—	138,341	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2022 and June 30, 2021:

Fair Value Measurements at March 31, 2022, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$948	$—	$—	$948

Fair Value Measurements at June 30, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$280	$—	$—	$280

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended March 31, 2022 and 2021:

	For the three months ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Foreclosed and repossessed assets held for sale	$(435)	$(49)
Total losses on assets measured on a non-recurring basis	$(435)	$(49)

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

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	March 31, 2022	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$948	Third party appraisal	Marketability discount	8.0% - 30.5%	17.7%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$280	Third party appraisal	Marketability discount	7.2% - 80.6%	37.1%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2022 and June 30, 2021.

	March 31, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$248,584	$248,584	$—	$—
Interest-bearing time deposits	4,828	—	4,828	—
Stock in FHLB	6,081	—	6,081	—
Stock in Federal Reserve Bank of St. Louis	5,035	—	5,035	—
Loans receivable, net	2,579,106	—	—	2,575,889
Accrued interest receivable	10,409	—	10,409	—
Financial liabilities
Deposits	2,854,906	2,206,626	—	649,093
Advances from FHLB	42,941	—	42,181	—
Accrued interest payable	869	—	869	—
Subordinated debt	23,043	—	—	23,352
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$123,592	$123,592	$—	$—
Interest-bearing time deposits	979	—	979	—
Stock in FHLB	5,873	—	5,873	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,200,244	—	—	2,218,762
Accrued interest receivable	10,079	—	10,079	—
Financial liabilities
Deposits	2,330,803	1,768,217	—	565,123
Advances from FHLB	57,529	—	58,587	—
Accrued interest payable	779	—	779	—
Subordinated debt	15,243	—	—	15,468
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On February 25, 2022, the Company completed its acquisition of Fortune Financial Corporation (”Fortune”), and its wholly owned subsidiary, FortuneBank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into Southern Bank simultaneously with the acquisition of Fortune. For the three- and nine-month periods ended March 31, 2022, the Company incurred $1.1 million and $1.3 million, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Fortune acquisition is detailed in the following table.

Fortune Financial Corporation
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$12,663
Common stock, at fair value	22,885
Total consideration	$35,548

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$34,280
Interest bearing time deposits	2,300
Loans	202,053
Premises and equipment	6,516
BOLI	3,720
Identifiable intangible assets	1,602
Miscellaneous other assets	4,236

Deposits	(213,670)
FHLB Advances	(9,681)
Subordinated debt	(7,800)
Miscellaneous other liabilities	(1,214)
Total identifiable net liabilities	22,342
Goodwill	$13,206

Of the total purchase price, $1.6 million has been allocated to core deposit intangible, and will be amortized over seven years on a straight line basis. Additionally, $13.2 million has been allocated to goodwill, and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and Fortune. To the extent that management revises any of the fair value of the above fair value adjustments as a result of continuing evaluation, the amount of goodwill recorded in the acquisition will change.

The Company acquired the $204.1 million loan portfolio at an estimated fair value discount of $2.1 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Loans acquired that were not subject to guidance relating to purchase credit deteriorated (PCD) loans include loans with a fair value and gross contractual amounts receivable of $187.0 million and $211.0 million at the date of acquisition. Management identified 31 PCD loans, with a book balance of $15.1 million, associated with the Fortune acquisition (ASC 310-30).

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the three- and nine-month periods ended March 31, 2022, the Company incurred $26,000 and $50,000, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2022, the Bank operated from its headquarters, 48 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 45 of its other branch offices. The remaining five branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2022, and results of operations for the three- and nine-month periods ended March 31, 2022 and 2021.

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

COVID-19 Pandemic Response

Southern Missouri has remained committed to serving our communities throughout the COVID-19 pandemic, and to the safety of our team members and customers.

General operating conditions. Following an initial closure of lobbies, except by appointment, in the spring of 2020, the Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. At times, some facilities were again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities. From the initial onset of the pandemic in March 2020, the Company has worked to increase customer adoption of our online, mobile, drive-thru, or integrated teller machines (ITMs), and to improve our telework capabilities. We have had as many as 10% of our team members working remotely during the month of April 2022, either on a regular or rotating basis. No team members were furloughed throughout the pandemic. While continuing to encourage safety, the Company has relaxed restrictions on business travel, although some training events or conferences our team members would typically have attended have remained in online format. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration on May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of April 30, 2022, total Company-originated PPP loans remaining outstanding were reduced to $1.3 million, consisting of three loans. In its February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company acquired additional Fortune-originated PPP loans which totaled $2.2 million, consisting of 18 loans, at April 30, 2022.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs). As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications were reduced to six loans with balances totaling $23.9 million, and as of December 31, 2021, there were four loans, with balances totaling approximately $23.7 million, remaining on interest-only payment modifications, and not reported as TDRs based on this temporary option provided under the legislation. For those borrowers whose payment terms had not yet returned to the original terms under their loan agreements, the Company had classified the credits as a “special mention” status credit as of December 31, 2021. Since that date, one of these loans totaling $9.1 million has returned to regular principal and interest payments, but remains a “special mention” credit. The other three loans, totaling $14.9 million, have not returned to principal and interest payments as of March 31, 2022, and have been adversely classified as “substandard” credits, but have not been designated as TDRs pending negotiation of a final restructuring modification. For more information regarding these modifications, see discussion included at “Allowance for Credit Loss Activity.”

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily interest-bearing transaction accounts, certificates of deposit, savings, and money market deposit accounts, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term interest rates while our interest-bearing liabilities generally price off shorter term interest rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first nine months of fiscal 2022, total assets increased by $563.5 million. The increase was primarily attributable to an increase in loans, net of the allowance for credit losses (ACL), along with an increase in cash and cash equivalents and investment securities. Cash equivalents and time deposits increased by a combined $128.8 million, with the Fortune acquisition contributing to the increase; AFS securities increased by $19.4 million; and loans, net of the ACL, increased by $379.3 million, with the Fortune acquisition contributing to the increase. Liabilities increased $521.7 million, as deposits increased $524.1 million, with the Fortune acquisition contributing to the increase. Advances from the Federal Home Loan Bank (FHLB) decreased $14.6 million, as maturing term advances were partially offset by advances assumed in the Fortune acquisition. Equity increased $41.7 million, attributable primarily to equity issued to Fortune shareholders, as well as earnings retained after cash dividends paid, partially offset by a decrease in accumulated other comprehensive income (loss) and by repurchases of the Company’s common stock.

Net income for the first nine months of fiscal 2022 was $34.1 million, an increase of $591,000, or 1.8% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of an increase in net interest income and reduction in provision for credit losses (PCL), partially offset by increases in noninterest expense and provision for income taxes, and a decrease in noninterest income. Diluted net income was $3.80 per common share for the first nine months of fiscal 2022, as compared to $3.69 per common share for the same period of the prior fiscal year. For the first nine months of fiscal 2022, as compared to the same period of the prior fiscal year, net interest income increased $7.1 million, or 10.3%; PCL decreased $344,000, or 21.6%; noninterest expense increased $6.2 million, or 15.6%; provision for income tax increased $137,000, or 1.5%; and noninterest income decreased $482,000, or 3.2%. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2022 increased from historical lows, moving notably higher late in the period. By the end of the period, there was relatively little difference in available yield for US Treasury securities maturing in three to thirty years, reflecting market assumptions that the Federal Open Market Committee (FOMC) of the Federal Reserve will rapidly increase rates over the coming quarters, slowing longer-term economic growth and restraining inflation. At March 31, 2022, as compared to June 30, 2021, the yield on two-year Treasuries increased from 0.25% to 2.28%; the yield on five-year Treasuries increased from 0.87% to 2.42%; the yield on ten-year Treasuries increased from 1.45% to 2.32%; and the yield on 30-year Treasuries increased from 2.06% to 2.44%. The spread between two- and ten-year Treasuries was between 100 and 120 basis points for the first five months of the fiscal year-to-date, before steadily declining to less than 10 basis points by the final days of March 2022.

As compared to the first nine months of the prior fiscal year, our average yield on earning assets decreased by 29 basis points, reflecting a larger percentage of our average interest-earning asset balances being comprised of lower-yielding cash deposits and AFS investments, along with downward repricing of our interest-earning assets in the interest rate environment present over the first nine months of the fiscal year. Accelerated recognition of deferred origination fees on PPP loans partially offset lower market yields on new loan originations. Our cost of interest-bearing liabilities decreased by 30 basis points, as the Company continued to offer reduced rates on nonmaturity accounts and renewing time deposits. Time deposits and wholesale funding, which are relatively higher cost sources of funding, declined as a percentage of our funding base. Lower market rates continued to reflect the policy of the FOMC, which held short-term borrowing rates near zero from March 2020 through March 2022, as the FOMC reacted to reduced economic activity at the outset of the COVID-19 pandemic, but has now begun to take steps to remove this extraordinary stimulus (see “Results of Operations: Comparison of the nine-month periods ended March 31, 2022 and 2021 – Net Interest Income”). Planned increases in overnight funding costs by the FOMC may pressure the Company’s cost of funds over the medium-term, while a flattening yield curve may reduce the spread between our assets, which generally price off longer term rates, and our liabilities, which generally price off shorter term rates. Additionally, the Company’s margin may be negatively impacted by the pace of increases by the FOMC, as the Company may be required to adjust deposit pricing more quickly than our loans mature or prepay, depending on the actions of competitors.

Net interest income increased $7.1 million, or 10.3%, in the first nine months of the fiscal year, as compared to the same period of the prior year, as the Company saw an increase of 11.3% in average interest earning assets, partially offset by a decrease of four basis points in net interest margin. The decrease in margin was attributable primarily to the increased percentage of earning assets held in cash deposits and AFS investments and was offset in part by the accelerated accretion of deferred origination fees on PPP loans as we continued to receive forgiveness payments from the SBA during the period. This acceleration added approximately $3.2 million to interest income, contributing approximately 16 basis points to the net interest margin; in the same period a year ago, accelerated accretion of these deferred PPP origination fees added approximately $2.1 million to interest income as forgiveness payments were received, contributing approximately 12 basis points to the net interest margin. Accretion of deferred fees on PPP loans will be limited in future periods, as the remaining balance of such fees totaled just $137,000 at March 31, 2022. The accretion of discounts on acquired loans carried at fair value resulted in limited change to the net interest margin, as benefits attributable to the accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulted in a contribution of six basis points to the net interest margin in the current period, as compared to eight basis points in the none-month period a year ago.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Noninterest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2022, noninterest income decreased $482,000, or 3.2%, as compared to the same period of the prior fiscal year, attributable primarily to reduced gains realized on sales of residential loans originated for that purpose, loan servicing income, and earnings on bank-owned life insurance, partially offset by increases in other income items, including wealth management revenues and a gain realized on the Company’s exit from a renewable energy tax credit investment, as well as increases in deposit account service charges, bank card interchange income, and other loan fees. Noninterest expense for the nine-month period ended March 31, 2022, increased $6.2 million, or 15.6%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, data processing charges, occupancy expenses, charges related to foreclosed property, and other expenses. Included in noninterest expense during the nine months ended March 31, 2022, was $1.3 million related to merger and acquisition activity, with no such material charges in the year ago period.

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

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

The Company experienced balance sheet growth in the first nine months of fiscal 2022, with total assets of $3.3 billion at March 31, 2022, reflecting an increase of $563.5 million, or 20.9%, as compared to June 30, 2021. Growth primarily reflected an increase in net loans receivable combined with an increase in cash and cash equivalents. A significant portion of the Company’s balance sheet growth was a result of the Fortune merger.

Cash equivalents and time deposits were a combined $253.4 million at March 31, 2022, an increase of $128.8 million, or 103.4%, as compared to June 30, 2021. The increase was primarily a result of deposit growth outpacing loan growth during the period, including net cash acquired in the Fortune merger.

AFS securities were $226.4 million at March 31, 2022, an increase of $19.4 million, or 9.4%, as compared to June 30, 2021, as the Company deployed some excess liquidity into higher-yielding assets. AFS categories noting increases primarily included collateralized mortgage obligations and commercial mortgage-backed securities issued by government sponsored entities, partially offset by a decrease in obligations of state and political subdivisions.

Loans, net of the allowance for credit losses (ACL), were $2.6 billion at March 31, 2022, an increase of $378.9 million, or 17.2%, as compared to June 30, 2021. Gross loans increased by $379.3 million, while the ACL attributable to outstanding loan balances increased by $419,000. The increase in loan balances was primarily attributable to the Fortune merger, which included loan balances recorded at a fair value of $202.1 million. Inclusive of the acquisition, the loan portfolio shows fiscal year-to-date increases in commercial and residential real estate loans, along with a modest contribution from consumer loans, partially offset by decreases in commercial loans and drawn balances on construction loans. Residential real estate loan balances increased due to growth in single- and multi-family loans. Commercial real estate balances increased primarily from loans secured by nonresidential structures, along with growth in loans secured by farmland. Commercial loan balances decreased primarily due to lower balances in agricultural loans, partially offset by increased commercial and industrial lending. Company-originated PPP loan balances declined by $58.8 million during the fiscal year to date, while $2.4 million was acquired in the Fortune merger. Total remaining PPP balances at March 31, 2022, were $6.6 million, while unrecognized deferred fee income on these loans was approximately $137,000 at that date. Management hopes to receive forgiveness payments on all remaining PPP loans by our June 30 fiscal year end. Substantially all outstanding balances are from the second round of the PPP programs.

Loans anticipated to fund in the next 90 days totaled $181.9 million at March 31, 2022, as compared to $158.2 million at December 31, 2021, and $145.8 million at March 31, 2021.

Deposits were $2.9 billion at March 31, 2022, an increase of $524.1 million, or 22.5%, as compared to June 30, 2021. This increase was attributable in part to the February 2022 Fortune merger, providing $218.3 million in deposits at fair value, including $13.6 million in brokered time deposits and $10.9 million in public unit deposits. Additionally, we closed a branch acquisition in December 2021, through which the Company acquired the former Cairo, Illinois, location of the First National Bank (Fulda, SD), and its related deposits of $28.5 million at fair value, including $15.4 million in public unit deposits. Inclusive of the merger and branch acquisition, the deposit portfolio saw fiscal year-to-date increases in interest-bearing transaction accounts, non-interest bearing transaction accounts, certificates of deposit, money market deposit accounts, and savings accounts. The increase was inclusive of a $131.5 million increase in public unit funds, and a $5.9 million increase in brokered deposits. Public unit funds totaled $458.0 million at March 31, 2022, primarily in nonmaturity deposits, while brokered deposits totaled $30.9 million, also primarily in nonmaturity deposits. The Company’s customers have held unusually high balances on deposit during recent periods. The Company expects that some of the higher-than-normal balances may dissipate over the course of calendar year 2022, but public unit balances, which historically have seen seasonal declines in the June and September quarters, are expected to continue to increase in the current calendar year. The average loan-to-deposit ratio for the third quarter of fiscal 2022 was 91.3%, as compared to 92.4% for the same period of the prior fiscal year.

FHLB advances were $42.9 million at March 31, 2022, a decrease of $14.6 million, or 25.4%, as compared to June 30, 2021, as the Company utilized cash to repay maturing term advances, partially offset by the assumption, at fair value, of $9.7 million in term advances in the Fortune merger.

The Company’s stockholders’ equity was $325.2 million at March 31, 2022, an increase of $41.7 million, or 14.7%, as compared to June 30, 2021. The increase was attributable primarily to $22.9 million in equity issued to Fortune shareholders, as well as earnings retained after cash dividends paid, partially offset by a $9.4 million reduction in accumulated other comprehensive income (loss) as the market value of the Company’s investments declined as market interest rates increased, and by $1.2 million utilized for repurchases of 26,607 shares of the Company’s common stock during the first nine months of the fiscal year, at an average price of $44.15.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended

March 31, 2022 and 2021

The table below presents certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2022 and 2021. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2022			March 31, 2021
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,010,318	22,094	4.40	1,676,469	21,068	5.03
Other loans (1)	451,048	4,966	4.40	469,895	4,937	4.20
Total net loans	2,461,366	27,060	4.40	2,146,364	26,005	4.85
Mortgage-backed securities	149,527	646	1.73	121,453	466	1.54
Investment securities (2)	77,416	524	2.71	76,531	559	2.92
Other interest-earning assets	199,754	109	0.22	171,403	70	0.16
TOTAL INTEREST- EARNING ASSETS (1)	2,888,063	28,339	3.92	2,515,751	27,100	4.31
Other noninterest-earning assets (3)	188,549	—		170,301	—
TOTAL ASSETS	$3,076,612	$28,339		$2,686,052	$27,100

Interest-bearing liabilities:
Savings accounts	$263,192	171	0.26	207,664	135	0.26
NOW accounts	1,137,278	1,288	0.45	905,816	1,286	0.57
Money market accounts	281,949	213	0.30	243,877	178	0.29
Certificates of deposit	591,868	1,199	0.81	607,833	1,895	1.25
TOTAL INTEREST- BEARING DEPOSITS	2,274,287	2,871	0.50	1,965,190	3,494	0.71
Borrowings:
FHLB advances	39,114	167	1.71	63,068	325	2.06
Junior subordinated debt	19,170	187	3.90	15,205	132	3.48
TOTAL INTEREST- BEARING LIABILITIES	2,332,571	3,225	0.55	2,043,463	3,951	0.77
Noninterest-bearing demand deposits	421,898	—		357,746	—
Other liabilities	8,345	—		14,221	—
TOTAL LIABILITIES	2,762,814	3,225		2,415,430	3,951
Stockholders’ equity	313,798	—		270,622	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,076,612	$3,225		$2,686,052	$3,951

Net interest income		$25,114			$23,149
Interest rate spread (4)			3.37%			3.54%
Net interest margin (5)			3.48%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.81%			123.11%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $67.6 million and $45.8 million, respectively, for the three-month period ended March 31, 2022, as compared to $63.8 million and $43.4 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine- month period ended			Nine- month period ended
	March 31, 2022			March 31, 2021
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,881,354	66,383	4.70	1,650,541	62,900	5.08
Other loans (1)	463,846	15,231	4.38	511,619	15,837	4.13
Total net loans	2,345,200	81,614	4.64	2,162,160	78,737	4.86
Mortgage-backed securities	141,756	1,833	1.72	118,393	1,479	1.67
Investment securities (2)	77,232	1,608	2.78	69,723	1,568	3.00
Other interest earning assets	136,632	239	0.25	77,362	159	0.27
Total interest earning assets (1)	2,700,820	85,294	4.21	2,427,638	81,943	4.50
Other noninterest earning assets (3)	177,644	—		171,677	—
Total assets	$2,878,464	$85,294		$2,599,315	$81,943

Interest bearing liabilities:
Savings accounts	$246,459	476	0.26	$195,516	418	0.28
NOW accounts	1,031,130	3,606	0.47	836,917	3,764	0.60
Money market deposit accounts	265,109	573	0.29	238,701	659	0.37
Certificates of deposit	567,925	3,771	0.89	634,770	6,907	1.45
Total interest bearing deposits	2,110,623	8,426	0.53	1,905,904	11,748	0.82
Borrowings:
FHLB advances	44,278	613	1.84	67,777	1,052	2.07
Subordinated debt	16,569	447	3.60	15,180	403	3.55
Total interest bearing liabilities	2,171,470	9,486	0.58	1,988,861	13,203	0.89
Noninterest bearing demand deposits	397,718	—		333,278	—
Other noninterest bearing liabilities	9,521	—		13,971	—
Total liabilities	2,578,709	9,486		2,336,110	13,203
Stockholders’ equity	299,755	—		263,205	—
Total liabilities and stockholders' equity	$2,878,464	$9,486		$2,599,315	$13,203

Net interest income		$75,808			$68,740

Interest rate spread (4)			3.63%			3.61%
Net interest margin (5)			3.74%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.38%			122.06%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $66.0 million and $44.6 million, respectively, for the nine-month period ended March 31, 2022, as compared to $64.4 million and $43.4 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine-month periods ended March 31, 2022, compared to the three- and nine-month periods ended March 31, 2021. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2022
	Compared to three-month period ended March 31, 2021
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(2,408)	$3,816	$(353)	$1,055
Mortgage-backed securities	59	108	13	180
Investment securities (2)	(41)	6	—	(35)
Other interest-earning deposits	24	12	3	39
Total net change in income on interest-earning assets	(2,366)	3,942	(337)	1,239

Interest-bearing liabilities:
Deposits	(918)	343	(48)	(623)
FHLB advances	16	35	4	55
Subordinated debt	(55)	(123)	20	(158)
Total net change in expense on interest-bearing liabilities	(957)	255	(24)	(726)
Net change in net interest income	$(1,409)	$3,687	$(313)	$1,965

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Nine Months Ended March 31, 2022
	Compared to nine-month period ended March 31, 2021
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(3,698)	$7,317	$(742)	$2,877
Mortgage-backed securities	52	292	10	354
Investment securities (2)	(117)	169	(12)	40
Other interest-earning deposits	(24)	122	(18)	80
Total net change in income on interest-earning assets	(3,787)	7,900	(762)	3,351

Interest-bearing liabilities:
Deposits	(3,704)	327	55	(3,322)
FHLB advances	(114)	(365)	40	(439)
Subordinated debt	6	37	1	44
Total net change in expense on interest-bearing liabilities	(3,812)	(1)	96	(3,717)
Net change in net interest income	$25	$7,901	$(858)	$7,068

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2022 and 2021

General. Net income for the three-month period ended March 31, 2022, was $9.4 million, a decrease of $2.1 million, or 18.4%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in noninterest expense and PCL, partially offset by increases in net interest income and noninterest income, and by a decrease in provision for income taxes.

For the three-month period ended March 31, 2022, basic and fully-diluted net income per share available to common shareholders was $1.03 under both measures, as compared to $1.27 under both measures for the same period of the prior fiscal year, which represented a decrease of $0.24, or 18.9%. Our annualized return on average assets for the three-month period ended March 31, 2022, was 1.22%, as compared to 1.71% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2022, was 11.9%, as compared to 16.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2022, was $25.1 million, an increase of $2.0 million, or 8.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 14.8% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.48% in the current three-month period, from 3.68% in the same period a year ago. As PPP loan forgiveness declined, the Company’s accelerated accretion of interest income from deferred origination fees on these loans was reduced to $180,000 in the current quarter, which added two basis points to the net interest margin, as compared to $1.2 million in the same quarter a year ago, which added 18 basis points to the net interest margin in that period. In the linked quarter, ended December 31, 2021, accelerated accretion of deferred PPP origination fees totaled $890,000, adding 13 basis points to the net interest margin. The remaining balance of deferred origination fees is significantly less than the amount accreted in recent quarters.

Loan discount accretion and deposit premium amortization related to the Company’s acquisitions dating back to 2014, including most notably the November 2018 acquisition of First Commercial Bank and the February 2022 acquisition of Fortune, resulted in $448,000 in net interest income for the three-month period ended March 31, 2022, as compared to $614,000 in net interest income for the same period a year ago. This component of net interest income contributed six basis points to net interest margin in the three-month period ended March 31, 2022, as compared to a contribution of ten basis points in the same period of the prior fiscal year, and a six basis point contribution in the linked quarter, ended December 31, 2021, when net interest margin was 3.77%.

For the three-month period ended March 31, 2022, our net interest rate spread was 3.37%, as compared to 3.54% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 39 basis point decrease in the average yield on interest-earning assets, partially offset by a 22 basis point decrease in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended March 31, 2022, was $28.3 million, an increase of $1.2 million, or 4.6%, as compared to the same period of the prior fiscal year. The increase was attributed to a 14.8% increase in the average balance of interest-earning assets, partially offset by a 39 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while average investment balances also increased, and average cash and equivalent balances increased at a modestly more substantial rate in percentage terms. The decrease in the average yield on interest-earning assets was attributable primarily to loans originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, the composition of our average interest-earning asset balances shifting to include a modestly higher proportion of cash and cash equivalents, as well as a reduced impact from accelerated accretion of interest income from deferred origination fees on PPP loans and accretable yield on acquired loan portfolios.

Interest Expense. Total interest expense for the three-month period ended March 31, 2022, was $3.2 million, a decrease of $726,000, or 18.4%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 22 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 14.1% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit, nonmaturity accounts, and wholesale funding, and a decline in the percentage of our interest-bearing liabilities comprised of time deposits and wholesale funding. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by lower FHLB borrowings and certificate of deposit balances.

Provision for Credit Losses. The Company recorded a PCL of $1.6 million in the three-month period ended March 31, 2022, as compared to a negative PCL of $409,000 in the same period of the prior fiscal year. The allowance for credit losses (ACL) required for purchased credit deteriorated (PCD) loans acquired in the Fortune merger was $120,000, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Fortune merger was $1.9 million, and was funded through a charge to provision for credit losses (PCL). Additionally, the allowance for off-balance sheet credit exposures was increased by $120,000 due to the Fortune merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Fortune merger, the Company would have recorded a negative PCL of approximately $468,000 in the current quarter. The Company assesses that the economic outlook has modestly improved as compared to the assessment as of June 30, 2021, though uncertainty remains as noted in our discussion of the ACL. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.01% (annualized) during the current period. During the same period of the prior fiscal year, the Company recorded net charge offs of 0.05% (annualized), while the negative PCL represented a recovery of 0.08% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended March 31, 2022, was $4.9 million, an increase of $380,000, or 8.4%, as compared to the same period of the prior fiscal year. In the current period, increases in other noninterest income, other loan fees, and deposit account service charges were partially offset by reduced gains realized on the sale of residential real estate loans originated for that purpose and loan servicing fees. Other income improved primarily from wealth management and insurance agency production, boosted in part by a non-recurring payment of $152,000 to assist in bringing on new advisors from the Fortune merger. Other loan fees increased on increased applications and prepayment charges. Deposit service charges increased primarily due to an increase in NSF activity as compared to the year ago period. Origination of residential real estate loans for sale on the secondary market was down 71.4% as compared to the year ago period, as both refinancing and purchase activity declined, resulting in a decrease in both gains on sale of these loans and recognition of new mortgage servicing rights.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2022, was $16.8 million, an increase of $3.2 million, or 23.9%, as compared to the same period of the prior fiscal year. The increase included $1.1 million in charges related to merger and acquisition activity, which was primarily attributable to data processing, compensation, and legal fees. In total, the increase in noninterest expense was attributable primarily to compensation and benefits, data processing expenses, occupancy expenses, and other noninterest expenses. The increase in compensation and benefits as compared to the prior year period primarily reflected increases in compensation and benefits over the prior year, one-time compensation attributable to the Fortune merger, increased headcount for part of the current quarter resulting from the merger, and a modest trend increase in legacy employee headcount. Compensation adjustments which took effect in January 2022 were, as expected, above historical trends. Data processing expenses increased primarily as a result of data conversion charges associated with the Fortune merger. Occupancy expenses increased due to remodeled and relocated facilities, facilities added through the Fortune merger, a de novo facility, new ATM and ITM installations and other equipment purchases, and charges for maintenance of facilities and grounds. Other noninterest expenses increased due to miscellaneous merger-related expenses, expenses related to loan originations, and expenses related to employee travel and training.

The efficiency ratio for the three-month period ended March 31, 2022, was 55.8%, as compared to 49.0% in the same period of the prior fiscal year, with the change attributable primarily to the current period’s increase in noninterest expense, partially offset by increases in net interest income and noninterest income.

Income Taxes. The income tax provision for the three-month period ended March 31, 2022, was $2.4 million, a decrease of $738,000, or 23.8% as compared to the same period of the prior fiscal year. This was primarily the result of the decline in pre-tax income, coupled with a decrease in the effective tax rate to 20.1%, as compared to 21.3% in the same period a year ago. The decrease in the effective tax rate was attributed to the reduction in pre-tax income, while tax-advantaged investments remained relatively steady.

Results of Operations – Comparison of the nine-month periods ended March 31, 2022 and 2021

General. Net income for the nine-month period ended March 31, 2022, was $34.1 million, an increase of $591,000, or 1.8%, as compared to the same period of the prior fiscal year. The increase was attributable to an increase in net interest income and a decrease in PCL, partially offset by increases in noninterest expense and provision for income taxes, along with a decrease in noninterest income.

For the nine-month period ended March 31, 2022, basic and fully-diluted net income per share available to common shareholders was $3.81 and $3.80, respectively, as compared to $3.69 under both measures in the same period of the prior fiscal year, which represented increases of $0.12, or 3.3%, and $0.11, or 3.0%, respectively. Our annualized return on average assets for the nine-month period ended March 31, 2022, was 1.58%, as compared to 1.72% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2022, was 15.2%, as compared to 17.0% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2022, was $75.8 million, an increase of $7.1 million, or 10.3%, as compared to the same period of the prior fiscal year. The increase was attributable to an 11.3% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.74% in the current nine-month period, from 3.78% in the same period a year ago. The decrease was attributable primarily to the increased percentage of earning assets held in cash deposits and AFS investments, and was offset in part by the accelerated accretion of deferred origination fees on PPP loans as we continued to receive forgiveness payments from the SBA during the period. This acceleration added approximately $3.2 million to interest income, contributing approximately 16 basis points to the net interest margin; in the same period a year ago, accelerated accretion of these deferred PPP origination fees added approximately $2.1 million to interest income as forgiveness payments were received, contributing approximately 12 basis points to the net interest margin. The remaining balance of deferred origination fees is significantly less than the amount accreted in recent quarters.

Loan discount accretion and deposit premium amortization related to the Company’s acquisitions dating back to 2014, including most notably the November 2018 acquisition of First Commercial Bank, resulted in $1.2 million in net interest income for the nine-month period ended March 31, 2022, as compared to $1.5 million in net interest income for the same period a year ago. This component of net interest income contributed six basis points to net interest margin in the nine-month period ended March 31, 2022, as compared to a contribution of eight basis points in the same period of the prior fiscal year.

For the nine-month period ended March 31, 2022, our net interest rate spread was 3.63%, as compared to 3.61% in the year-ago period. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 31 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 29 basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the nine-month period ended March 31, 2022, was $85.3 million, an increase of $3.4 million, or 4.1%, as compared to the same period of the prior fiscal year. The increase was attributed to an 11.3% increase in the average balance of interest-earning assets, partially offset by a 29 basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while average investment balances increased at a faster pace, and average cash and equivalent balances increased at a substantial rate, accounting for an unusually significant percentage of overall interest-earning asset growth. The decrease in the average yield on interest-earning assets was attributable to the composition of our average interest-earning asset balances shifting to include a higher proportion of cash and cash equivalents and investment securities, loans originated and renewed at lower market yields, adjustable-rate loans which re-priced at lower rates, lower reinvestment yields available for the AFS securities portfolio, and lower yields on cash and cash equivalents, partially offset by an increase in the amount of interest income recognized on the accelerated accretion of deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the nine-month period ended March 31, 2022, was $9.5 million, a decrease of $3.7 million, or 28.2%, as compared to the same period of the prior fiscal year. The decrease was attributable to a 30 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 9.2% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The decrease in the average cost of interest-bearing liabilities was attributable primarily to the Company’s reduction in rates offered on certificates of deposit and nonmaturity accounts, and a decline in the percentage of our interest-bearing liabilities comprised of time deposits and wholesale funding. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, savings accounts, and money market deposit accounts, partially offset by lower certificate of deposit balances and FHLB balances.

Provision for Credit Losses. The Company recorded a PCL of $1.2 million in the nine-month period ended March 31, 2022, as compared to $1.6 million in the same period of the prior fiscal year. The allowance for credit losses (ACL) required for purchased credit deteriorated (PCD) loans acquired in the Fortune merger was $120,000, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Fortune merger was $1.9 million, and was funded through a charge to provision for credit losses (PCL). Additionally, the allowance for off-balance sheet credit exposures was increased by $120,000 due to the Fortune merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Fortune merger, the Company would have recorded a negative PCL of approximately $773,000 in the nine-month period ended March 31, 2022. The Company assesses that the economic outlook has modestly improved as compared to the assessment as of June 30, 2021, though uncertainty remains as noted in our discussion of the ACL. As a percentage of average loans outstanding, the Company recorded net charge offs of less than one basis point (annualized) during the current nine-month period. During the same period of the prior fiscal year, the Company recorded net charge offs of 0.04% (annualized), while the PCL represented a charge of 0.10% (annualized). (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the nine-month period ended March 31, 2022, was $14.7 million, a decrease of $482,000, or 3.2%, as compared to the same period of the prior fiscal year. In the current period, decreases in gains realized on the sale of residential real estate loans originated for that purpose, earnings on bank-owned life insurance, and loan servicing fees were partially offset by increases in other noninterest income, deposit account service charges, other loan fees, and bank card interchange income. Origination of residential real estate loans for sale on the secondary market was down 71.0% as compared to the year ago period, as both refinancing and purchase activity declined, resulting in a decrease in both gains on sale of these loans and recognition of new mortgage servicing rights. Earnings on bank-owned life insurance decreased as a result of the inclusion in the same period of the prior year of a non-recurring benefit of $696,000. Other income improved as wealth management income increased by $863,000 compared to the same period a year ago, primarily due to an individually significant sale of an annuity in the second quarter of the current fiscal year, a non-recurring payment to assist in bringing on new advisors from the Fortune merger, and growth in assets under management. Other income also increased due to a benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit investment. Deposit service charges increased primarily due to an increase in NSF activity as compared to the year ago period. Bank card interchange income increased due to a 9.7% increase in the number of bank card transactions and a 15.4% increase in bank card dollar volume, as compared to the same quarter a year ago.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2022, was $46.0 million, an increase of $6.2 million, or 15.6%, as compared to the same period of the prior fiscal year. The increase included $1.3 million in charges related to merger and acquisition activity, which was primarily attributable to data processing, compensation, and legal fees. In total, the increase in noninterest expense was attributable primarily to compensation and benefits, data processing expenses, occupancy expenses, charges related to foreclosed property, and other noninterest expenses. The increase in compensation and benefits as compared to the prior year period primarily reflected increases in compensation and benefits over the prior year, a modest trend increase in legacy employee headcount aside from the Fortune acquisition, increases in commission payments resulting from improved revenue generation by the growing wealth management and insurance operations, one-time compensation attributable to the Fortune merger, and increased headcount for part of the current period resulting from the merger. Compensation adjustments which took effect in January 2022 were, as expected, above historical trends. Data processing expenses increased primarily as a result of data conversion charges associated with the Fortune merger, as well as due to growth in our legacy operations and resulting increases in core processing charges, ancillary software licensing, and network security expenses. Occupancy expenses increased due to remodeled and relocated facilities, a de novo facility, new ATM and ITM installations and other equipment purchases, and charges for maintenance of facilities and grounds, and facilities added late in the current period through the Fortune merger. Other noninterest expenses increased due to miscellaneous merger-related expenses, expenses related to employee travel and training, and expenses related to loan and deposit services.

The efficiency ratio for the nine-month period ended March 31, 2022, was 50.9%, as compared to 47.5% in the same period of the prior fiscal year, with the change attributable to the current period’s increase in noninterest expense, combined with a decline in noninterest income, partially offset by an increase in net interest income.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2022, was $9.1 million, an increase of $137,000, or 1.5% as compared to the same period of the prior fiscal year. The increase was the result of an increase in pre-tax income, partially offset by a decrease in the effective tax rate to 21.1%, as compared to 21.2% in the same period a year ago.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and nine-month periods ended March 31, 2022 and 2021:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$32,529	$35,471	$33,222	$25,139
Impact of CECL adoption	—	—	—	9,333
Initial ACL on PCD loans	120	—	120	—
Loans charged off:
Residential real estate	(30)	(68)	(62)	(178)
Construction	—	—	—	—
Commercial business	(6)	(42)	(17)	(276)
Commercial real estate	—	(91)		(90)
Consumer	(32)	(57)	(57)	(130)
Gross charged off loans	(68)	(258)	(136)	(674)
Recoveries of loans previously charged off:
Residential real estate	2	1	3	1
Construction	—	—	—	—
Commercial business	—	7	2	26
Commercial real estate	—	—	—	1
Consumer	6	6	57	16
Gross recoveries of charged off loans	8	14	62	44
Net charge offs	(60)	(244)	(74)	(630)
Provision charged to expense	1,052	—	373	1,385
Balance, end of period	$33,641	$35,227	$33,641	$35,227

Our ACL at March 31, 2022, totaled $33.6 million, representing 1.29% of gross loans and 867% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.49% of gross loans and 566% of nonperforming loans at June 30, 2021. The ACL also represents 1.29% of gross loans excluding PPP loans at March 31, 2022, as compared to 1.53% at June 30, 2021. For the nine-month period ended March 31, 2022, the ACL was increased by $419,000 and the allowance for off-balance sheet credit exposures was increased by $874,000, reflecting a PCL of $1.2 million, an addition to the ACL for $120,000 related to PCD loans acquired in the Fortune acquisition, and net charge offs of $74,000.

The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at March 31, 2022, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. Since January, COVID-19 cases and hospitalizations have declined substantially in our market areas. Management continues to consider the potential impact of the lengthy pandemic on borrowers most affected by mitigation efforts, most notably including our borrowers in the hotel industry.

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from PCI to PCD methodology, increased the allowance for off-balance sheet credit exposure by $268,000, and reduced retained earnings by $7.2 million, net of deferred taxes, through a one-time cumulative effect adjustment. For the nine-month period ended March 31, 2021, the ACL increased by an additional $755,000 and the allowance for off-balance sheet credit exposures increased by an additional $206,000, reflecting a charge to PCL of $1.6 million, and net charge offs of $630,000.

At March 31, 2022, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $2.7 million, as compared to $1.8 million at June 30, 2021. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	March 31, 2022	ACL	June 30, 2021	ACL
Real Estate Loans:
Residential	$11,186	33.3%	$11,192	33.7%
Construction	1,988	5.9%	2,170	6.5%
Commercial	15,550	46.2%	14,535	43.8%
Consumer loans	823	2.4%	916	2.7%
Commercial loans	4,094	12.2%	4,409	13.3%
	$33,641	100.0%	$33,222	100.0%

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

Provisions of the CARES Act and subsequent legislation allowed financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs) through December 31, 2021, for certain loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers experienced or expected difficulties due to the impact of the pandemic. As of December 31, 2021, there were four loans, with balances totaling approximately $23.7 million, remaining on interest-only payment modifications, and not reported as TDRs based on this temporary option provided under the legislation. For those borrowers whose payment terms had not yet returned to the original terms under their loan agreements, the Company had classified the credits as a “special mention” status credit as of December 31, 2021. Since that date, one of these loans totaling $9.1 million has returned to regular principal and interest payments, but remains a “special mention” credit. The other three loans, totaling $14.9 million, have not returned to principal and interest payments as of March 31, 2022, and have been adversely classified as “substandard” credits, but have not been designated as TDRs pending negotiation of a final restructuring modification.

At March 31, 2022, the Company had loans of $27.7 million, or 1.06% of total loans, adversely classified ($26.8 million classified “substandard”; $827,000 classified “doubtful”), as compared to loans of $18.1 million, or 0.81% of total loans, adversely classified ($17.2 million classified “substandard”; $850,000 classified “doubtful”) at June 30, 2021, and $20.8 million, or 0.96% of total loans, adversely classified ($20.0 million classified “substandard”; $857,000 classified “doubtful”) at March 31, 2021. The increase is attributable to adverse classification of the three loans modified under the CARES Act noted above, which have not yet returned to principal and interest payments. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.8 million at March 31, 2022. As reported in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $3.8 million at June 30, 2021, to $4.4 million at March 31, 2022. Total past due loans were $4.3 million at March 31, 2021.

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

	March 31, 2022	June 30, 2021	March 31, 2021

Nonaccruing loans:
Residential real estate	$1,255	$3,235	$3,463
Construction	—	30	—
Commercial real estate	2,373	1,914	2,496
Consumer	9	100	181
Commercial business	245	589	616
Total	3,882	5,868	6,756

Loans 90 days past due accruing interest:
Residential real estate	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	—	—

Total nonperforming loans	3,882	5,868	6,756
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	3,199	2,227	2,651
Other nonperforming assets	—	23	—
Total nonperforming assets	$7,081	$8,118	$9,407

At March 31, 2022, TDRs totaled $7.3 million, of which $880,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $6.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2022, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2021, TDRs totaled $6.5 million, of which $3.3 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $3.2 million in TDRs at June 30, 2021, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2022, nonperforming assets totaled $7.1 million, as compared to $8.1 million at June 30, 2021, and $9.4 million at March 31, 2021. The decrease in nonperforming assets since June 30, 2021, was attributable primarily to a decrease in nonaccrual loans, as the Company returned a loan relationship secured by single family residential rental property to accrual status, partially offset by an increase in nonaccrual loans of $801,000 relating to the Fortune acquisition. Other real estate owned increased primarily as a result of $1.7 million in assets acquired in the Fortune acquisition.

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

At March 31, 2022, the Company had outstanding commitments and approvals to extend credit of approximately $656.8 million (including $406.2 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2022, the Bank had pledged $821.2 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $469.9 million, of which $43.3 million was advanced, while $329,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $305,000 was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.3 billion, subject to available collateral. Also, at March 31, 2022, the Bank had pledged a total of $275.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $230.8 million in primary credit borrowings from the Federal Reserve’s discount window, of which none was advanced at March 31, 2022. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of March 31, 2022 and June 30, 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of March 31, 2022, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$362,490	13.59%	$213,464	8.00%	n/a	n/a
Southern Bank	345,363	13.07%	211,329	8.00%	264,162	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,677	12.58%	160,098	6.00%	n/a	n/a
Southern Bank	315,462	11.94%	158,497	6.00%	211,329	8.00%
Tier I Capital (to Average Assets)
Consolidated	335,677	10.97%	122,384	4.00%	n/a	n/a
Southern Bank	315,462	10.31%	122,349	4.00%	132,081	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	312,634	11.72%	120,073	4.50%	n/a	n/a
Southern Bank	315,462	11.94%	118,873	4.50%	171,705	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$315,490	14.18%	$177,938	8.00%	n/a	n/a
Southern Bank	308,482	13.96%	176,816	8.00%	221,019	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	287,701	12.93%	133,453	6.00%	n/a	n/a
Southern Bank	282,638	12.79%	132,612	6.00%	176,816	8.00%
Tier I Capital (to Average Assets)
Consolidated	287,701	10.61%	108,505	4.00%	n/a	n/a
Southern Bank	282,638	10.43%	108,369	4.00%	135,461	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	272,458	12.25%	100,090	4.50%	n/a	n/a
Southern Bank	282,638	12.79%	99,459	4.50%	143,663	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2022, fixed rate 1- to 4-family residential loan production totaled $204.0 million (of which $38.9 million was originated for sale into the secondary market), as compared to $238.9 million during the same period of the prior fiscal year (of which $133.2 million was originated for sale into the secondary market). At March 31, 2022, the fixed rate residential loan portfolio was $464.8 million with a weighted average maturity of 190 months, as compared to $313.4 million at March 31, 2021, with a weighted average maturity of 183 months. The Company originated $8.0 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2022, as compared to $15.9 million during the same period of the prior fiscal year. At March 31, 2022, fixed rate loans with remaining maturities in excess of 10 years totaled $302.4 million, or 11.7% of net loans receivable, as compared to $187.3 million, or 8.8% of net loans receivable at March 31, 2021. The Company originated $421.9 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2022, as compared to $246.0 million during the same period of the prior fiscal year. The Company also originated $46.2 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2022, as compared to $55.1 million during the same period of the prior fiscal year. At March 31, 2022, adjustable-rate home equity lines of credit increased to $41.7 million, as compared to $38.2 million at March 31, 2021. At March 31, 2022, the Company’s investment portfolio had an expected weighted-average life of 4.9 years, compared to 4.8 years at March 31, 2021. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2022, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$242,715	$(83,728)	(26)	8.08	(190)
+200 bp	288,553	(37,890)	(12)	9.31	(67)
+100 bp	320,763	(5,681)	(2)	10.06	8
0 bp	326,443	—	—	9.98	—
‑100 bp	392,306	65,863	20	11.68	170
‑200 bp	473,754	147,310	45	13.76	378
‑300 bp	488,977	162,533	50	14.14	416

June 30, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$252,800	$(46,274)	(15)	10.05	(96)
+200 bp	277,898	(21,176)	(7)	10.76	(25)
+100 bp	297,372	(1,702)	(1)	11.23	21
0 bp	299,074	—	—	11.01	—
‑100 bp	334,713	35,638	12	12.11	109
‑200 bp	347,520	48,446	16	12.51	149
‑300 bp	352,759	53,685	18	12.67	165

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. The Company’s interest rate sensitivity has increased during the nine months ended March 31, 2022, primarily as a result of these originations. This increased sensitivity is reflected in the tables above.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2022 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended March 31, 2022.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
01/01/22 - 01/31/22 period	—	$—	—	411,962
02/01/22 - 02/28/22 period	—	—	—	411,962
03/01/22 - 03/31/22 period	—	—	—	411,962

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

		(viii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in-control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-control Agreement with Lora L. Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in-control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(v)	Change-in-control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 22, 2022 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 22, 2022 and incorporated herein by reference)
		(viii)	Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2021 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 and incorporated herein by reference)
10.2	Director Fee Arrangements for 2021 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 and incorporated herein by reference)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 10, 2022	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)