Form 10-K
period 2022-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2022-09-13
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022                    OR

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

Securities Registered Pursuant to 12(g) of the Act: None

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

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $401.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 9, 2022, there were issued and outstanding 9,229,151 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders.

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-K

PART I

Item 1. Description of Business

The disclosures set forth in this Item 1. are qualified by Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in this section and other cautionary statements set forth elsewhere in this report.

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

At June 30, 2022, the Company had total assets of $3.2 billion, total deposits of $2.8 billion and stockholders’ equity of $320.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans and investment securities, and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans and loan servicing income, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

COVID-19 Pandemic Response

During the global pandemic that took center stage during the past two years, the Company continued to serve our communities and our customers. The Company continues to actively monitor and respond to any ongoing effects of the COVID-19 pandemic.

General operating conditions. From the initial onset of the pandemic in March, 2020, the Company worked to increase our telework capabilities, and we had as many as 10-15% of our team members working remotely during the height of the pandemic either on a regular or rotating basis. The Company chose not to extend beyond March 31, 2021, the additional leave provisions (over and above the Company’s standard paid time off policy) provided for under the Families First Coronavirus Response Act (the FFCRA) or the CARES Act. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of June 30, 2022, total PPP loans outstanding were reduced to $3.1 million.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs).  As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications were reduced to six loans with balances totaling $23.9 million.  At the January 1, 2022 expiration, the CARES Act was not further extended; therefore, the provisions to temporarily suspend certain requirements under U.S. GAAP as related to TDRs were no longer available. As of June 30, 2022, four loans, totaling approximately $24.2 million remain on interest-only payment modifications and are now considered TDRs. One of these loans, totaling $9.3 million, remains classified as “special mention” credit at June 30, 2022, while the other three loans totaling $14.9 million, have been adversely classified as “substandard” credits.  All four loans are scheduled to transition to principal and interest payments in the first quarter of fiscal 2023.  For more information regarding these deferrals and modifications, see discussion included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Credit Losses).

Acquisitions

On February 25, 2022, the Company completed its acquisition of Fortune Financial, Inc. (“Fortune”), the parent company of FortuneBank in a stock and cash transaction. At closing, before purchase accounting adjustments, Fortune held total assets of $253.0 million, loans, net of $202.1 million, and deposits of $218.3 million. The acquisition resulted in goodwill of $12.8 million, and was not deductible for tax purposes.

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location in Cairo to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. The acquisition resulted in goodwill of $442,000, and was not deductible for tax purposes.

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

The Company completed its acquisition of Ozarks Legacy Community Financial, Inc. (Ozarks Legacy), and its subsidiary, Bank of Thayer, headquartered in Thayer, Missouri, in October 2013. At closing, Ozarks Legacy had total assets of approximately $81 million, loans, net, of $38 million, and deposits of $68 million. The Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc. (Citizens), and its subsidiary, Citizens State Bank, headquartered in Bald Knob, Arkansas, in February 2014. At closing, Citizens had total assets of approximately $72 million, loans, net, of $12 million, and deposits of $64 million. (The Ozarks Legacy and Citizens acquisitions are referred to as the “Fiscal 2014 Acquisitions” collectively.) The acquisition resulted in goodwill of $1.5 million and was not deductible for tax purposes.

On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas (the “Fiscal 2011 Acquisition”). As a result of the transaction, the Company acquired loans recorded at a fair value of $115 million and assumed deposits recorded at a fair value of $131 million, at December 17, 2010. The acquisiton resulted in a bargain purchase gain of $7.0 million, while none of the purchase price was allocated to goodwill.

The Company completed each of the above whole bank acquisitions primarily for the purpose of expanding its commercial banking activities where it believes the Company’s business model will perform well and for the long-term value of its core deposit franchise.

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

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and identified in the filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto;
●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations, including unemployment levels and labor shortages;
●	fluctuations in interest rates and inflation, including the effects of a potential recession or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits in our market area;
●	legislative or regulatory changes that adversely affect our business;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	the impact of technological changes; and
●	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 48 full service branch offices and two limited service branch offices, as of June 30, 2022. The branch offices are located in Poplar Bluff (4), Van Buren, Dexter (2), Kennett, Doniphan, Sikeston, Qulin, Springfield (3), Thayer (2), West Plains (2), Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (2), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, Rolla, Arnold, and Oakville, Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob, Bradford, and Cabot, Arkansas; and Anna, Cairo, and Tamms, Illinois. In February 2022, the Company completed an acquisition with Fortune with two branches in Jefferson and St. Louis Counties, Missouri, both located within the St. Louis, Missouri Metrolpolitan Statistical Area (MSA).

For purposes of management and oversight of its operations, the Bank has organized its facilities into four regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 346,500, and included within this market area is the Cape Girardeau, Missouri, Metropolitan Statistical Area (MSA), which has a population of approximately 102,000. At June 30, 2022 the Bank’s south region includes 13 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, Lonoke, and White counties in Arkansas. These counties have a total population of approximately 425,000, and included within this market area is the Jonesboro, Arkansas, MSA, which has a population of approximately 150,000. The Cabot, Arkansas, branch in Lonoke County, is located in the northeast corner of the Little Rock, Arkansas, MSA. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 531,000, and included within this market area is the Springfield, Missouri, MSA, which has a population of approximately 465,000. The Bank’s north region includes two of its facilities, which are situated in Jefferson and St. Louis counties. The market area also includes St.

Louis City. The combined three areas of the north region have a total population of approximately 1.5 million. Included in the north region market area is the St. Louis, Missouri-Illinois, MSA. Each of these markets also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area.

The Bank’s east and south regions are generally rural in nature with economies supported by manufacturing activity, agriculture (livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the west region, the Bank’s operations are generally more concentrated in the Springfield, Missouri, MSA, and major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. In the north region, major employers include aviation and transporation, healthcare providers, medical research, educational institutions, retailers, manufacturers, energy/utilities, and hospitality. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The most recent market share data by the FDIC reflected that the Bank was one of 30 bank or saving association groups located in its east region competing for approximately $7.4 billion in deposits at FDIC-insured institutions, one of 42 bank or saving association groups located in its south region (eight of these institutions overlap with the Bank’s other region) competing for $11.6 billion in deposits, one of 45 bank or savings association groups located in its west region (14 of these overlap with the Bank’s other regions) competing for $16.8 billion in deposits, and one of 60 bank or savings association groups located in its north region (13 of these overlap with the Bank’s other regions) competing for $91.4 billion in deposits.

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

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2022, the Bank had purchased participations in 31 loans totaling $70.1 million.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer, Rick Windes, Regional President Justin Cox, and our Chief Credit Officer, Mark Hecker (our “Senior Lending and Credit Officers”). The Chief Lending Officer and Regional President are responsible for oversight of loan production. The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of four Regional Small Business Loan Committees, one of three Regional

Senior Loan Committees, an Agricultural Loan Committee, a Senior Agricultural Loan Committee, or a Bank Senior Loan Committee, or a Bank Senior Loan Committee.

The Regional Small Business Loan Committees each consists of lenders selected by our Senior Lending and Credit Officers, and is authorized to approve lending relationships up to $1.5 million. The Regional Senior Loan Committees each consists of one director appointed by the Board of Directors, and senior lenders selected by our Senior Lending and Credit Officers. Each Regional Senior Loan Committee is authorized to approve lending relationships up to $3.0 million. The Bank’s Agricultural Loan Committee consists of several lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers, and is authorized to approve agricultural lending relationships up to $3.0 million. The Senior Agricultural Loan Committee is authorized to approve agricultural lending relationships up to $5.0 million and consists of  our Chief Credit Officer, as well as several senior lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers. Non-agricultural related lending relationships above $3.0 million require approval of our Bank Senior Loan Committee, comprised of our Senior Lending and Credit Officers and senior lenders from each region, or the approval of our Executive Loan Committee, comprised of our Chief Executive Officer and our Senior Lending and Credit Officers. Either of these two committees have authority to approve lending relationships up to $5.0 million.

In addition to the approval of the Bank Senior Loan Committee or the Executive Loan Committee, lending relationships in excess of $5.0 million require the approval of the Directors’ Loan Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2022, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $87.6 million. At June 30, 2022, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $53.0 million to $21.0 million, net of participation interests sold. As of June 30, 2022, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2022		2021		2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$904,160	33.66%	$721,216	32.78%	$627,357	29.29%	$491,992	26.65%	$450,919	28.84%
Commercial real estate (1)	1,146,673	42.69	889,793	40.44	887,419	41.43	840,777	45.53	704,647	45.07
Construction	258,072	9.61	208,824	9.49	185,924	8.68	123,287	6.68	112,718	7.21
Total mortgage loans	2,308,905	85.96	1,819,833	82.71	1,700,700	79.40	1,456,056	78.86	1,268,284	81.12
Other Loans:
Automobile loans	17,316	0.64	15,146	0.69	12,084	0.56	11,379	0.62	9,056	0.58
Commercial business (2) (3)	441,598	16.44	414,124	18.82	468,448	21.87	355,874	19.27	281,272	17.99
Home equity	45,460	1.69	37,783	1.72	43,149	2.01	43,369	2.35	39,218	2.51
Other	30,220	1.13	24,745	1.12	25,534	1.20	42,786	2.32	30,297	1.94
Total other loans	534,594	19.90	491,798	22.35	549,215	25.64	453,408	24.56	359,843	23.02
Total loans	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04	1,909,464	103.42	1,628,127	104.14
Less:
Undisbursed loans in process	123,656	4.60	74,540	3.39	78,452	3.66	43,153	2.34	46,533	2.98
Deferred fees and discounts	453	0.02	3,625	0.16	4,395	0.21	3	0	—	—
Allowance for loan losses	33,192	1.24	33,222	1.51	25,139	1.17	19,903	1.08	18,214	1.16
Net loans receivable	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%

Type of Security:
Residential real estate
One-to four-family	$690,478	25.71%	$526,208	23.92%	$482,009	22.50%	$395,317	21.41%	$414,258	26.50%
Multi-family	376,854	14.03	359,200	16.33	286,654	13.38	172,303	9.33	137,238	8.78
Commercial real estate	975,100	36.30	701,438	31.88	688,145	32.13	647,078	35.05	502,073	32.11
Land	266,472	9.92	232,987	10.59	243,892	11.39	241,360	13.07	214,715	13.73
Commercial	441,598	16.44	414,124	18.82	468,448	21.88	355,874	19.28	281,272	17.99
Consumer and other	92,997	3.46	77,674	3.52	80,767	3.77	97,532	5.28	78,571	5.03
Total loans	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04	1,909,464	103.42	1,628,127	104.14

Less:
Undisbursed loans in process	123,656	4.60	74,540	3.39	78,452	3.66	43,153	2.34	46,533	2.98
Deferred fees and discounts	453	0.02	3,625	0.16	4,395	0.21	3	—	—	—
Allowance for loan losses	33,192	1.24	33,222	1.51	25,139	1.17	19,903	1.08	18,214	1.16
Net loans receivable	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%
(1)	Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $213.1, $180.6 million, $185.3 million, $182.7 million, and $160.3 million as of June 30, 2022, 2021, 2020, 2019, and 2018, respectively.
(2)	Commercial business loan balances included agricultural equipment and production loans of $110.3, $104.9 million, $100.3 million, $95.5 million, and $81.5 million as of June 30, 2022, 2021, 2020, 2019, and 2018, respectively.
(3)	Commercial business loan balances included PPP loans of $3.1 million, $63.0 million and $132.3 million as of June 30, 2022, 2021 and 2020, respectively, and none as of June 30, 2019, and 2018.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2022		2021		2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$774,159	28.82%	$556,360	25.29%	$407,437	19.02%	$254,234	13.77%	$207,405	13.27%
Commercial real estate	986,199	36.72	743,976	33.81	725,830	33.89	658,874	35.68	557,556	35.66
Construction	241,159	8.98	202,309	9.19	183,214	8.55	116,304	6.30	104,995	6.72
Consumer	44,698	1.66	37,045	1.68	35,139	1.64	51,905	2.81	36,784	2.35
Commercial business	277,617	10.34	303,996	13.82	365,219	17.05	222,290	12.04	151,766	9.71
Total fixed-rate loans	2,323,832	86.52	1,843,686	83.79	1,716,839	80.15	1,303,607	70.60	1,058,506	67.71
Adjustable-Rate Loans:
Residential real estate	130,001	4.84	164,856	7.49	219,920	10.27	237,758	12.88	243,514	15.58
Commercial real estate	160,474	5.97	145,817	6.63	161,589	7.54	181,903	9.85	147,091	9.41
Construction	16,913	0.63	6,515	0.30	2,710	0.13	6,983	0.38	7,723	0.49
Consumer	48,298	1.80	40,629	1.84	45,628	2.13	45,629	2.47	41,787	2.67
Commercial business	163,981	6.10	110,128	5.01	103,229	4.82	133,584	7.23	129,506	8.28
Total adjustable-rate loans	519,667	19.34	467,945	21.27	533,076	24.89	605,857	32.81	569,621	36.43
Total loans	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04	1,909,464	103.41	1,628,127	104.14
Less:
Undisbursed loans in process	123,656	4.60	74,540	3.39	78,452	3.66	43,153	2.34	46,533	2.98
Net deferred loan fees	453	0.02	3,625	0.16	4,395	0.21	3	—	—	—
Allowance for loan loss	33,192	1.24	33,222	1.51	25,139	1.17	19,903	1.07	18,214	1.16
Net loans receivable	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank’s marketing campaigns. At June 30, 2022, residential loans secured by one- to four-family residences totaled $596.2 million, or 22.2% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2022, the Bank originated $14.9 million of ARM loans and $226.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $43.3 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area. Fixed rate one- to four- family loans represented 83.6% of the one- to four- family portfolio with a weighted average maturity of 15.3 years.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-75 basis points, but does not require private mortgage insurance. At June 30, 2022, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $109.5 million. For fiscal years ended June 30, 2022, 2021, 2020, 2019, and 2018, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $50.8 million, $52.2 million, $45.9 million, $23.3 million, and $26.3 million, respectively, totaling $198.4 million. The outstanding balance of those loans at June 30, 2022, was $95.9 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank for retention in its portfolio conform to secondary market underwriting standards; however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2022, one- to four-family loans with a fixed rate totaled $499.2 million and had a weighted-average maturity of 184 months.

The Bank currently originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2022, one- to four-family loans tied to the CMT index totaled $64.8 million. One- to four-family loans tied to other indices totaled $33.1 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2022 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2022, the Bank had $308.0 million, or 11.5% of net loans receivable, in multi-family residential real estate. Fixed rate loans secured by multi-family residential properties represented 89.5% of the multi-family residential property portfolio with a weighted average maturity of 8.0 years. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, nursing homes and other healthcare related facilities, land (improved and unimproved), convenience stores, automobile dealerships, and other automotive-related services, warehouses and distribution centers, and other businesses generally located in the Bank’s market area. At June 30, 2022, the Bank had $1.1 billion in commercial real estate loans, which represented 42.7% of net loans receivable. Of this amount, $213.1 million were loans secured by agricultural properties. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio. Fixed rate commercial real estate loans represented 86.1% of the commercial real estate portfolio with a weighted average maturity of 5.4 years.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2022, the Bank had $258.1 million, or 9.6% of net loans receivable in construction loans outstanding and loans in process.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-occupied or non-owner occupied commercial real estate. At June 30, 2022, $72.1 million of the Bank’s construction loans were secured by one- to four-family residential real estate, $68.9 million were secured by multi-family residential real estate, and $94.9 million were secured by commercial real estate. Included in the one- to four-family residential real estate construction loans were $30.1 million in loans for speculative construction, while the multi-family construction loans included $28.5 million participation loans purchased for developments awarded low income housing tax credits, and for which a firm takeout commitment exists (see “Loan Originations, Sales, and Purchases”). During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in nine to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately 66 months, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2022, the Bank’s consumer loan portfolio totaled $93.0 million, or 3.5% of net loans receivable.

Home equity loans represented 48.9% of the Bank’s consumer loan portfolio at June 30, 2022, and totaled $45.5 million, or 1.7% of net loans receivable.

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

Consumer loans for the purchase of automobiles represented 19.9% of the Bank’s consumer loan portfolio at June 30, 2022, and totaled $17.3 million, or 0.64% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2022, the Bank had $441.6 million in commercial business loans outstanding, or 16.4% of net loans receivable. Of this amount, $110.3 million were loans related to agriculture, including amortizing equipment loans and annual production lines. At June 30, 2022, commercial loan balances included $3.1 million in PPP loans outstanding. The Bank expects to maintain the percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At fiscal year end, fixed rate commercial loans represented 63.0% of the commercial loan portfolio with a weighted average maturity of 3.2 years.The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2022. Commitments to extend credit totaled $707.7 million at June 30, 2022.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$7,994	$25,907	$4,056	$—	$37,957
Certificates of deposit	377,842	163,135	96,901	753	638,631
Total	$385,836	$189,042	$100,957	$753	$676,588

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction loans in process	$123,656	$—	$—	$—	$123,656
Other loan commitments	484,350	33,414	9,560	56,740	584,064
	$608,006	$33,414	$9,560	$56,740	$707,720

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2022, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total

	(Dollars in thousands)
Residential real estate	$122,290	$154,081	$389,247	$238,542	$904,160
Commercial real estate	214,988	489,502	430,637	11,546	1,146,673
Construction	198,099	37,976	21,997	—	258,072
Consumer	50,911	35,559	6,464	62	92,996
Commercial business	224,673	169,379	47,360	186	441,598
Total loans	$810,961	$886,497	$895,705	$250,336	$2,843,499

As of June 30, 2022, loans with a maturity date after June 30, 2023, with fixed interest rates totaled $1.9 billion, and loans with a maturity date after June 30, 2023, with adjustable rates totaled $124.9 million.

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

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2022, the Bank originated $1.1 billion of loans, compared to $971.8 million and $848.1 million, respectively, in fiscal 2021 and 2020. Of these loans, mortgage loan originations were $970.1 million, $771.2 million, and $570.1 million in fiscal 2022, 2021, and 2020, respectively. Increases in originations over recent periods is attributed to increased lending activity, increased borrower refinancing, and an expanded market area and customer base following recent acquisitions.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2022, the Bank committed to purchase $31.8 million of new loan participations. At June 30, 2022, outstanding balances on loan participations purchased totaled $70.1 million, or 2.6% of net loans receivable. An additional $16.7 million is available to be drawn on these purchased participation loans. Approximately 41% of the Bank’s outstanding balance in loan participations purchased are construction loans for multi-family developments awarded low income housing tax credits, and for which a firm takeout commitment exists. Of the available credit on loan participations purchased, approximately 94% is attributable to these construction loans for multi-family development. At June 30, 2022, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2022	2021	2020

	(Dollars in thousands)
Total loans at beginning of period	$2,311,631	$2,249,915	$1,909,464

Loans originated:
One- to four-family residential	284,794	330,000	214,852
Multi-family residential and commercial real estate	520,168	290,246	252,684
Construction loans	165,176	150,947	102,560
Commercial business	123,993	172,229	253,355
Consumer and others	36,624	28,421	24,643
Total loans originated	1,130,755	971,843	848,094

Loans purchased:
Total loans purchased (1) (2)	253,785	55,271	77,959

Loans sold:
Total loans sold	(57,355)	(157,406)	(95,826)

Principal repayments	(717,874)	(778,032)	(474,057)
Participation principal repayments	(77,260)	(29,193)	(14,407)

Foreclosures	(183)	(767)	(1,312)
Net loan activity	531,868	61,716	340,451
Total loans at end of period	$2,843,499	$2,311,631	$2,249,915

(1)	Amount reported in fiscal 2022 includes the Company’s acquisitions of loans from the Fortune and Cairo acquisitions recorded at $202.1 million and $408,000 fair values, respectively.
(2)	Amount reported in fiscal 2020 includes the Company’s acquisition of loans from the Central Federal acquisiton recorded at a $51.4 million fair value.

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $707.7 million at June 30, 2022. See Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2022.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
Residential real estate	—	$—	15	$1,064	15	$1,064
Commercial real estate	3	615	4	288	7	903
Construction	—	—	—	—	—	—
Consumer	5	45	7	57	12	102
Commercial Business	4	72	2	13	6	85
Totals	12	$732	28	$1,422	40	$2,154

CARES Act Relief from TDR Classification Requirements for Borrowers Impacted by COVID-19 Pandemic. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law, providing banking organizations with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The relief was extended by the 2021 Consolidated Appropriations Act signed into law in December 2020. The Company had elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of December 31, 2019, and (3) execution between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or  January 1, 2022. The CARES Act was not further extended. From the time that the CARES Act was signed into law to the termination of the Act, the Company provided modification assistance to approximately 900 loans. As of June 30, 2022, four loans, totaling approximately $24.2 million remain on interest-only payment modifications and are now considered TDRs. One of these loans, totaling $9.3 million, remains a “special mention” credit at June 30, 2022, while the other three loans, totaling $14.9 million, have been adversely classified as “substandard” credits. All four loans are scheduled to transition to principal and interest payments in the first quarter of fiscal 2023. For more information regarding these deferrals and modifications, see discussion included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Credit Losses).

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

The reduction in nonperforming assets in fiscal 2022 was attributed primarily to the decrease in nonaccrual loans and the sale of one significant parcel held in other real estate owned, partially offset by $1.6 million in assets acquired in the Fortune acquisition.

For information regarding accrual of interest on loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company may treat purchased credit deteriorated loans as an accruing asset because these loans are recorded at acquisition at fair value, which includes an accretable discount recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2022	2021	2020	2019	2018

	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$1,647	$3,235	$4,010	$6,404	$5,913
Construction	—	30	—	—	25
Commercial real estate	2,259	1,914	3,106	10,876	1,962
Consumer	73	100	196	309	209
Commercial business	139	589	1,345	3,424	1,063
Total	4,118	5,868	8,657	21,013	9,172

Loans 90 days past due accruing interest:
Residential real estate	—	—	—	—	59
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	13
Commercial business	—	—	—	—	329
Total	—	—	—	—	401

Total nonperforming loans	4,118	5,868	8,657	21,013	9,172
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	2,180	2,227	2,561	3,723	3,874
Other nonperforming assets	11	23	9	29	50
Total nonperforming assets	$6,309	$8,118	$11,227	$24,765	$13,096

Total nonperforming loans to net loans	0.15%	0.27%	0.40%	1.14%	0.59%
Total nonperforming loans to total assets	0.13%	0.22%	0.34%	0.95%	0.49%
Total nonperforming assets to total assets	0.20%	0.30%	0.44%	1.12%	0.69%

At June 30, 2022, TDRs totaled $31.4 million, of which $807,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $30.6 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2021, TDRs totaled $6.5 million, of which $3.2 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2022 and 2021, on the basis of guidance under ASU 2011-02 “Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2022, the Company’s balance of real estate owned totaled $2.2 million and included $350,000 in residential properties and $1.8 million in non-residential properties.

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

On the basis of management’s review of the assets of the Company, at June 30, 2022, adversely classified assets totaled $29.3 million, or 0.91% of total assets as compared to $20.3 million, or 0.75% of total assets at June 30, 2021. Of the amount adversely classified as of June 30, 2022, $28.5 million was considered substandard, and $827,000 was considered doubtful. Included in adversely classified assets at June 30, 2022, were various loans totaling $27.1 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $2.2 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $3.0 million had been placed on nonaccrual status at June 30, 2022, of which $1.7 million were more than 30 days delinquent. Of the remaining $24.1 million of adversely classified loans, $155,000 were more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2022, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2022, these other loans of concern totaled $24.4 million, as compared to $48.4 million at June 30, 2021. These totals were attributable in large part to a limited number of commercial real estate loans secured by hotel properties with combined balances of $10.4 million and $23.7 million, respectively, as of June 30, 2022 and 2021. These borrowers requested and received  payment deferrals or modifications due to the impact of the COVID-19 pandemic on their operations, and were not able to return to their previously contracted arrangements by the fiscal year ends noted. Other loans of concern attributable to the Gideon Acquisition declined from $13.7 million, at fair value, as of the November 2018 acquisition, to $2.5 million, at fair value, as of June 30, 2022.

Allowance for Credit Losses. The Bank’s allowance for credit losses is established through a provision for credit losses based on management’s expectation of lifetime credit losses on financial assets held at amortized cost. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. These provisions for credit losses are charged against earnings in the year they are established. The Bank had an allowance for credit losses at June 30, 2022, of $33.2 million, which represented 526% of nonperforming assets as compared to an allowance of $33.2 million, which represented 409% of nonperforming assets at June 30, 2021.

At June 30, 2022, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $3.4 million, as compared to $1.8 million at June 30, 2021. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2022	2021

	(Dollars in thousands)
Allowance at beginning of period	$33,222	$25,139
Impact of CECL adoption	—	9,333
Initial ACL on PCD loans	120	—
Recoveries:
Residential real estate	3	3
Construction real estate	—	—
Commercial real estate	—	1
Commercial business	2	35
Consumer	64	47
Total recoveries	69	86

Charge offs:
Residential real estate	72	180
Construction real estate	—	—
Commercial real estate	—	90
Commercial business	16	318
Consumer	65	146
Total charge offs	153	734

Net charge offs	(84)	(648)
Provision for loan losses	(66)	(602)
Balance at end of period	$33,192	$33,222

Ratio of ACL to total loans outstanding at the end of the period	1.22%	1.49%
Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.15%	0.26%
Ratio of ACL to nonaccrual loans	806.02%	566.16%

Average loans outstanding by loan category:
Residential real estate	$881,135	$672,233
Construction real estate	144,945	127,962
Commercial real estate	1,067,053	897,637
Commercial business	389,132	405,216
Consumer	86,826	76,957
Total average loans outstanding by loan category	$2,569,091	$2,180,005

Ratio of net charge offs to average loans outstanding by loan category:
Residential real estate	0.01%	0.03%
Construction real estate	0.00%	0.00%
Commercial real estate	0.00%	0.01%
Commercial business	0.00%	0.07%
Consumer	0.00%	0.13%
Ratio of net charge offs to average loans outstanding during the period	0.00%	0.03%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2022		2021
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Residential real estate	$8,908	31.79%	$11,192	31.21%

Construction	2,220	9.08	2,170	9.03

Commercial real estate	16,838	40.33	14,535	38.49

Consumer	710	3.27	916	3.36

Commercial business	4,516	15.53	4,409	17.91

Total allowance for loan losses	$33,192	100.00%	$33,222	100.00%

For additional information regarding our allowance for loan losses, see Note 3 “Loans and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2022, AFS securities totaled $235.4 million (not including FHLB and Federal Reserve Bank membership stock, or other equity securities without readity-determinable fair values). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

As of June 30, 2022, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no definitive plans to employ these tools.

Debt and Other Securities. At June 30, 2022, the Company’s debt and other securities portfolio totaled $64.8 million, or 2.02% of total assets as compared to $68.7 million, or 2.54% of total assets at June 30, 2021. During fiscal 2022, the Bank had $12.8 million in maturities and $13.0 million in purchases of these securities. Of the securities that matured, $11.0 million was called for early redemption. At June 30, 2022, the investment securities portfolio included $44.5 million in municipal bonds, of which $31.3 million is subject to early redemption at the option of the issuer, and $19.9 million in corporate obligations, all of which is subject to early redemption at the option of the issuer. The remaining portfolio consists of $443,000 in other securities, primarily SBA pools. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2022, was 75 months. Membership stock held in the FHLB of Des Moines, totaling $5.9 million and in the Federal Reserve Bank of St. Louis, totaling $5.8 million, along with equity stock of $814,000 in two correspondent (bankers’) banks, was not included in the above totals.

Mortgage-Backed Securities. At June 30, 2022, mortgage-backed securities (“MBS”) totaled $170.6 million, or 5.3%, of total assets, as compared to $138.3 million, or 5.1%, of total assets at June 30, 2021. During fiscal 2022, the Bank had maturities and prepayments of $27.6 million and $83.1 million in purchases of MBS. At June 30, 2022, the MBS portfolio included $69.2 million in fixed-rate residential MBS issued by government-sponsored enterprises (GSEs), $45.7 million in fixed-rate commercial MBS issued by GSEs, and $55.7 million in fixed rate collateralized mortgage obligations (“CMOs”) issued by GSEs generally consisting of underlying residential property loans, all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2022, was 57 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2022		2021		2020
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
State and political subdivisions	$44,479	68.63%	$47,696	69.45%	$41,988	84.63%
Corporate obligations	19,887	30.69	20,311	29.57	6,659	13.42
Other securities	443	0.68	672	0.98	965	1.95
Total	$64,809	100.00%	$68,679	100.00%	$49,612	100.00%

At June 30, 2022, the Company did not have any debt securities that were not carried at fair value.

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio and membership stock at June 30, 2022.

	Available for Sale Securities
	June 30, 2022
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
State and political subdivisions:
Due within 1 year	$868	$869	1.93%
Due after 1 year but within 5 years	7,059	6,978	2.75
Due after 5 years but within 10 years	19,116	17,782	2.32
Due over 10 years	20,340	18,850	2.84
Total	47,383	44,479	2.60

Corporate obligations:
Due within 1 year	—	—	—%
Due after 1 year but within 5 years	3,426	3,280	1.54
Due after 5 years but within 10 years	13,021	12,534	3.71
Due over 10 years	4,371	4,073	3.11
Total	20,818	19,887	3.22

Other securities:
Due within 1 year	—	—	—%
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	25	25	—
Due over 10 years	461	418	1.74
Total	486	443	1.65

Total debt and other securities	$68,687	$64,809	3.09%

The following table sets forth certain information at June 30, 2022 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2022
(Dollars in thousands)
Amounts due:
Within 1 year	$—
After 1 year through 3 years	10,908
After 3 years through 5 years	47,194
After 5 years	130,971
Total	$189,073

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2022, which have fixed, floating, or adjustable interest rates.

At June 30, 2022
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$189,073
Adjustable	—
Total	$189,073

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Residential MBS issued by GSEs	$76,345	$69,168	$64,400	$64,953	$62,315	$63,954
Commercial MBS issued by GSEs	51,435	45,730	35,425	36,481	17,466	19,051
CMOs issued by GSEs	61,293	55,687	36,201	36,907	42,594	43,907
Total	$189,073	$170,585	$136,026	$138,341	$122,375	$126,912

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

The Bank will periodically promote a particular deposit product as part of its overall marketing plan. Deposit products have been promoted through various mediums, which include digital and social media, television, radio and newspaper advertisements, as well as “grassroots” marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, passbook savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2022:

As of June 30, 2022
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest Bearing	$100	$426,929	15.17%
0.49	None	NOW Accounts	100	1,171,620	41.62
0.26	None	Savings Accounts	100	274,283	9.74
0.34	None	Money Market Deposit Accounts	1,000	303,612	10.79

		Certificates of Deposit
0.35	6 months or less	Fixed Rate/Term	1,000	69,387	2.46
0.30	6 months or less	IRA Fixed Rate/Term	1,000	7,607	0.27
0.57	7-12 months	Fixed Rate/Term	1,000	164,750	5.85
0.44	7-12 months	IRA Fixed Rate/Term	1,000	23,865	0.85
0.73	13-24 months	Fixed Rate/Term	1,000	124,037	4.41
0.67	13-24 months	IRA Fixed Rate/Term	1,000	19,001	0.67
1.13	25-36 months	Fixed Rate/Term	1,000	44,055	1.56
1.04	25-36 months	IRA Fixed Rate/Term	1,000	8,031	0.29
1.41	48 months and more	Fixed Rate/Term	1,000	149,795	5.32
1.59	48 months and more	IRA Fixed Rate/Term	1,000	28,103	1.00
				$2,815,075	100.00%

As of June 30, 2022 and 2021, approximately $467.8 million and $370.3 million respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Southern Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of June 30, 2022.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$20,020
Over three through six months	17,920
Over six through twelve months	39,069
Over 12 months	72,823
Total	$149,832

For additional information regarding our deposits, see “Note 5 Deposits” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2022	2021	2020

	(Dollars in thousands)
0.00 - 0.99%	$408,479	$332,958	$72,236
1.00 - 1.99%	171,997	155,078	393,625
2.00 - 2.99%	51,692	63,777	168,985
3.00 - 3.99%	6,298	10,606	39,191
4.00 - 4.99%	165	167	160
5.00 - 5.99%	—	—	—
6.00 - 6.99%	—	—	274

Total	$638,631	$562,586	$674,471

The following table sets forth the amount and maturities of all time deposits at June 30, 2022.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$324,585	$65,396	$13,492	$4,366	$640	$408,479	63.96%
1.00 – 1.99%	24,703	16,076	38,570	49,691	42,957	171,997	26.93
2.00 - 2.99%	23,605	8,776	19,311	—	—	51,692	8.09
3.00 - 3.99%	4,949	1,016	333	—	—	6,298	0.99
4.00 - 4.99%	—	165	—	—	—	165	0.03
5.00 - 5.99%	—	—	—	—	—	—	—
6.00 - 6.99%	—	—	—	—	—	—	—

Total	$377,842	$91,429	$71,706	$54,057	$43,597	$638,631	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2022			2021			2020
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)
Noninterest bearing	$426,929	15.17%	$68,511	$358,418	15.38%	$42,370	$316,048	14.47%	$97,159
NOW checking	1,171,620	41.62	246,340	925,280	39.70	143,343	781,937	35.79	142,718
Savings accounts	274,283	9.74	43,378	230,905	9.91	49,676	181,229	8.29	13,256
Money market deposit	303,612	10.79	49,998	253,614	10.88	22,452	231,162	10.58	42,807
Fixed-rate certificates which mature(1):
Within one year	377,842	13.42	19,065	358,777	15.39	(140,642)	499,419	22.86	31,743
Within three years	163,135	5.80	51,436	111,699	4.79	(13,907)	125,606	5.75	(65,419)
After three years	97,654	3.46	5,544	92,110	3.95	42,664	49,446	2.26	28,888
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—	—
Within three years	—	—	—	—	—	—	—	—	—
Total	$2,815,075	100.00%	$484,272	$2,330,803	100.00%	$145,956	$2,184,847	100.00%	$291,152
(1)	At June 30, 2022, 2021, and 2020, certificates in excess of $100,000 totaled $392.8 million, $341.4 million, and $421.7 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2022	2021	2020

	(Dollars in thousands)
Beginning Balance	$2,330,803	$2,184,847	$1,893,695

Net increase before interest credited	472,450	131,067	267,068
Interest credited	11,822	14,889	24,084
Net increase in deposits	484,272	145,956	291,152

Ending balance	$2,815,075	$2,330,803	$2,184,847

In the unlikely event the Bank is liquidated, depositors will be entitled to payment of their deposit accounts prior to any payment being made to the Company as the sole stockholder of the Bank.

Borrowings. As a member of the FHLB of Des Moines, the Bank has the ability to apply for FHLB advances. These advances are available under various credit programs, each of which has its own maturity, interest rate and repricing characteristics. Additionally, FHLB advances have prepayment penalties as well as limitations on size or term. In order to utilize FHLB advances, the Bank must be a member of the FHLB system, have sufficient collateral to secure the requested advance and own stock in the FHLB equal to 4.00% of the amount borrowed and 0.10% for letters of credit. See "REGULATION – The Bank – Federal Home Loan Bank System."

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2022, the Bank had $38.2 million in outstanding FHLB advances, including $38.0 million in fixed-rate long term advances, $246,000 of fixed rate amortizing advances, and no overnight borrowings. In order for the Bank to borrow from the FHLB, it has reported $889.7 million of its residential and commercial real estate loans to the FHLB as eligible collateral for available credit of approximately $539.5 million, and has purchased $5.9 million in membership stock in the FHLB of Des Moines. Of the available credit, in addition to the amount advanced, $331,000 is encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $305,000 was utilized for the issuance of letters of credit to secure public unit deposits. At June 30, 2022, the Bank had additional borrowing capacity on its reported residential and commercial real estate loans pledged to the FHLB of approximately $500.1 million, as compared to $383.0 million at June 30, 2021.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2022, the Bank was approved to borrow up to $248.1 million through the discount window, but no balance was outstanding.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2022, the current rate was 4.78%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2022, the carrying value was $2.7 million, and bore interest at a current coupon rate of 2.57% and an effective rate of 4.28%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2022, the carrying value was $5.4 million and bore interest at a current coupon rate of 1.92% and an effective rate of 3.63%.

In the February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at June 30, 2022.

The Company had no short-term borrowings at the end of the fiscal years 2022, 2021 and 2020.

The following table presents the maturity of term borrowings, along with associated weighted average rates as of June 30, 2022.

	June 30, 2022	Wtd-Avg
FHLB Advance Maturities by Fiscal Year	(dollars in thousands)	Rate
2023	$7,994	1.21%
2024	12,967	1.89
2025	12,940	1.36
2026	1,913	0.77
2027	2,143	1.27
Thereafter	—	—
Total	$37,957	1.47%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2022	2021	2020

	(Dollars in thousands)
FHLB advances
Daily average balance	$43,410	$65,896	$87,241
Weighted average interest rate	1.83%	2.07%	2.21%
Maximum outstanding at any month end	$57,537	$85,678	$123,452

Securities sold under agreements to repurchase
Daily average balance	$—	$—	$82
Weighted average interest rate	—%	—%	0.03%
Maximum outstanding at any month end	$—	$—	$—

Subordinated Debt
Daily average balance	$18,189	$15,193	$15,093
Weighted average interest rate	3.77%	3.51%	5.22%
Maximum outstanding at month end	$23,055	$15,243	$15,142

Subsidiary Activities

The Bank has six active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, Southern Insurance Services, LLC, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, and Fortune SBA, LLC. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2022, the carrying value of the investment was $690,000. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2022, SB Real Estate Investments, LLC held assets of approximately $1.3 billion Southern Bank Real Estate Investments, LLC also held assets of approximately $1.3 billion. Southern Insurance Services, LLC is an entity acquired in the Gideon acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial. Fortune Investment Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the brokerage of wealth management products, with no assets or liabilities at June 30, 2022, and is currently inactive. Fortune Insurance Group, LLC is an entity acquired in the Fortune acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Fortune SBA, LLC is an entity acquired in the Fortune acquisition, and was engaged in the origination of SBA guaranteed loans, sale of the guaranteed portion of the loan, and servicing of loans. At June 30, 2022, Fortune SBA, LLC held no assets or liabilities and is currently inactive. SMS Financial Services, Inc. is a wholly owned subsidiary of the Bank, which had no assets or liabilities at June 30, 2022, and is currently inactive.

Employees and Human Capital Resources

As of June 30, 2022, the Company had 511 full-time employees and 33 part-time employees for a total of 544 employees (collectively, our “Team Members”). The Company believes that our Team Members play the most important role in the success of a service company like the Bank, and that the Company’s relationship with its Team Members is good. None of the Company’s Team Members are represented by a collective bargaining unit.

Our human capital objectives include attracting, developing, and retaining the best available talent from a diverse pool of candidates for our team. To do so, we maintain competitive pay and benefits, regularly updating our compensation structure and periodically working with outside consultants to review our compensation and benefit programs. Additionally, the Company’s training committee identifies opportunities and paths for development of our staff, and our Company seeks to, whenever possible, fill positions by promotion from within. Among our executive team, market presidents, regional retail officers, and administrative team, 62% of these leaders have been promoted to their position from within. Training opportunities include Team Member-directed pursuits, internally developed training programs, professional development conferences and seminars, as well as other programs or studies that are appropriate for Team Members based on their current position and career path.

We recognize the importance of our Team Members’ financial health, and offer benefits such as a 401(K) retirement savings plan and make both matching and profit-sharing contributions to that plan, which also includes the Company’s stock as an investment option. Our health benefit options include PPO and HSA-eligible coverage at affordable cost to participants.

We value and promote diversity and inclusion in every aspect of our business and at every level within the company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with laws and regulations. Our policy is that we do not discriminate on the basis of race, color, religion, sex, gender, sexual orientation, ancestry, pregnancy, medical condition, age, marital status, national origin, citizenship status, disability, veteran status, gender identity, genetic information, or any other status protected by law. We believe that a sense of belonging is essential for providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences.

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

The Company is committed to the overall wellbeing of our team members. During the COVID-19 pandemic, we worked to implement state and local directives regarding public health, and encouraged Team Members to consider vaccination after visiting with their physicians or health professionals. In addition, we provided additional paid time off for Team Members who had documented their vaccination status. We encouraged department managers to complete work remotely where possible and limit in-person work in office in communities where transmission is elevated, and we have invested in and seen improvement in our team’s ability to work remotely. See Item 1, “Description of Business – COVID-19 Pandemic Response” for further discussion.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and offers optional, simplified regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8 and 10 percent. Effective January 1, 2020, the CBLR was 9.0%. However, the CBLR was temporarily reduced to 8.0% for 2020 and 8.5% for 2021, in response to the COVID-19 pandemic. Effective, January 1, 2022, the CBLR requirement reverted to 9.0%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES ACT”). In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and offers optional, simplified regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8 and 10 percent. Effective January 1, 2020, the CBLR was 9.0%. However, the CBLR was temporarily reduced to 8.0% for 2020 and 8.5% for 2021, in response to the COVID-19 pandemic. Effective, January 1, 2022, the CBLR requirement reverted to 9.0%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 1 – Description of Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). These reserves may be in the form of cash or deposits with the institution’s regional Federal Reserve Bank. In response to the COVID -19 pandemic, effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% for all account types, eliminating reserve requirements for all depository institutions, to support lending to households and businesses.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2022, the Bank had $5.9 million in FHLB stock, which was in compliance with this requirement. The Bank received

$239,000 and $269,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2022 and 2021, respectively.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by 0.625% each year until the buffer requirement was fully implemented on January 1, 2019. At June 30, 2022, the Bank and the Company reported risk-based capital ratios meeting the capital conservation buffer.

Under the prompt corrective action standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and not be subject to a higher enforceable individualized capital requirement. At June 30, 2022, the Bank and the Company were categorized as “well capitalized” under these prompt corrective action standards.

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

In July 2021, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency announced plans to jointly work to “strengthen and modernize” the CRA regulations and the related regulatory framework. While no timetable for a rulemaking process was announced, the deadline for submitting comments on the notice of proposed rulemaking was August 5, 2022.

Dividends. Dividends from the Bank constitute the major source of funds that may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.

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

Privacy Standards and Cybersecurity. The Bank is subject to federal regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

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

Bank Franchise Tax. The Missouri bank franchise tax is imposed on the bank’s taxable income at the rate of 4.48%, less credits for certain Missouri taxes, including income taxes. However, the credits exclude taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation.

Income Tax. The Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income apportioned to Missouri at the rate of 4.0%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank.

Arkansas Taxation

General. Due to its loan activity and the acquisitions of Arkansas banks in recent periods, the Bank is subject to an Arkansas income tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 6.2%.

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

The impact of the pandemic may continue to adversely affect us during our 2023 fiscal year and possibly longer as loan demand, market interest rates, and the ability of some customers to make timely loan payments has been significantly affected. Although the Company makes estimates of credit losses related to the pandemic as part of its evaluation of the allowance for credit losses, such estimates involve significant judgment and are made in the context of continued uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is possible that increased loan delinquencies, adversely classified loans and loan charge-offs could result in the future due to the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans as the COVID-19 pandemic subsides. Any increases in the allowance for credit losses will result in a decrease in net income, and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. Goodwill has been evaluated during fiscal year 2022, as well as for triggering events at June 30, 2022, and it was determined that goodwill was not impaired.

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

At June 30, 2022 and June 30, 2021, our nonperforming assets were $6.3 million and $8.1 million, respectively, or 0.20% and 0.30% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

Our construction loan portfolio, which totaled $258.0 million, or 9.61% of loans, net, at June 30, 2022, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost or value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2022, 59.1% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 57.9% of our portfolio at June 30, 2012, to 59.1% of our portfolio at June 30, 2022, in order to improve the yield on our assets. At June 30, 2022, our loan portfolio included $1.1 billion of commercial real estate loans and $441.6 million of commercial business loans compared to $889.8 million and $414.1 million, respectively, at June 30, 2021. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $213.1 million, or 7.9% of our loan portfolio, net, at June 30, 2022. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2012 when these loans totaled $48.6 million, or 8.3% of our loan portfolio, and we intend to continue to grow this portion of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2022, these loans totaled $110.3 million, or 4.1%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.

The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2012, when such loans totaled $50.8 million, or 8.7% of our loan portfolio.

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

During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans (as defined in the guidance) for the first time as a percentage of tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital, peaking at 305% at December 31, 2016. Since June 30, 2017, the Bank has been below the 300% threshold, and reached a low of 260% of tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital at September 30, 2019.

In recent years, the Company’s non-owner occupied commercial real estate loans (as defined in the guidance) as a percent of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital has remained below the 300% threshold. However, during fiscal year 2022, the non-owner occupied commercial real estate portfolio growth (inclusive of acquisitions) has resulted in the Company reporting 313% of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital at June 30, 2022, as compared to 271% at June 30, 2021.

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

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See also, Part II, Item 7(a) “Interest Rate Sensitivity Analysis”.

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
●	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and
●	We have completed five acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC, the Missouri Division of Finance, and the Federal Reserve. The FDIC, the Missouri Division of Finance, and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution’s operations, require the institution to reclassify assets, determine the adequacy of the institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. See “Government Supervision and Regulation.”

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

Security breaches in our mobile and internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could damage our reputation and business.

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

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition. See also, Item 3. “Legal Proceedings”.

Risks Relating to Earnings and Capital from Potential Impairment of Intangible or Deferred Tax Assets

Impairment of intangible assets or deferred tax assets could require charges to earnings, which could negatively impact our results of operations.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2022, our net deferred tax asset was $10.7 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2022. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

As of June 30, 2022, we had outstanding $24.3 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $23.1 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At June 30, 2022, the Bank operated from its headquarters, 48 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 46 of its branch offices. The remaining four branch offices are either leased or partially owned.

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

Item 3. Legal Proceedings

In the opinion of management, the Company and its Bank subsidiary are not parties to any pending claims or lawsuits that are expected to have a material effect on the Company’s financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company or the Bank, mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Company or the Bank holds security interests, claims involving the making and servicing of real property loans and other activities incident to the Company’s or the

Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s or the Bank’s ordinary business, the Company and the Bank are not parties to any material pending legal proceedings that are expected to have a material effect on the financial condition or operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K and the instructions of Form 401 and Regulation S-K, the following information is furnished in lieu of being included in the Registrant’s definitive proxy statement.

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company who are not directors of the Company with the exception of Mr. Steffens. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Greg A. Steffens, age 55, the Company’s President and Chief Executive Officer (“CEO”), joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 32 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri. Effective July 1, 2022, Mr. Steffens became Chairman and CEO of the Company.

Matthew T. Funke, age 45,the Company’s Chief Financial Officer, joined our Company in 2003. He has more than 23 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas. Effective July 1, 2022, Mr. Funke was promoted to President and Chief Administrative Officer of the Company and to President and CEO of the Bank. He was also named a director of the Bank.

Kimberly A. Capps, age 54, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 29 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, enterprise data and delivery, and banking applications. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Lora L. Daves, age 55, the Company’s Chief Risk Officer, joined our Company in 2006. Ms. Daves is responsible for the oversight of the Company’s internal audit, loan review, BSA, CRA, and compliance functions. Ms. Daves served as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 33 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager. Ms. Daves holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri. Effective July 1, 2022, Ms. Daves was promoted to Chief Financial Officer of the Company and the Bank.

Justin G. Cox, age 42, is our Regional President for the Bank’s west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 19 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 56, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 32 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 58, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 29 years’ experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Brett A. Dorton, age 50, the Company’s Chief Strategies Officer, joined our Company in November 2018, through the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 18 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, will serve a key role in future merger and acquisition activity, and is assisting in continued management of the acquired First Commercial Bank lending portfolio and its transition to appropriate lending officers in various Southern Bank markets. Mr. Dorton has 27 years’ experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

Martin J. Weishaar, age 58, the Company’s Chief Legal Officer, joined our Company in October 2019. Mr. Weishaar is responsible for supervision of the Company’s legal needs and is also charged with oversight of the information technology department. Mr. Weishaar has more than 22 years of experience in the banking industry, having served as General Counsel/Chief Operating Officer for BankLiberty (Liberty, Missouri) from 1999-2019. For 10 years prior to that, he served as a private practice attorney in Kansas and Missouri, advising various clients including financial institutions. Mr. Weishaar holds a Bachelor of Arts Degree in Political Science and a Juris Doctor Degree from the University of Kansas, Lawrence, Kansas.

Lance K. Greunke, age 51, the Company’s Chief Risk Officer, joined our Company in February 2022 through the Fortune acquisition. Mr. Greunke is responsible for the oversight of the Company’s internal audit, loan review, BSA, CRA, and compliance functions. Mr. Greunke began his banking career as a part-time teller at Southern Commercial Bank (St. Louis, Missouri) in 1988. Mr. Greunke’s full-time banking career began in 1992 as a staff accountant at Central West End Bank, AFSB (St. Louis, Missouri) where he progressed to Chief Financial Officer. In 2006, after the sale of Central West End Bank, Mr. Greunke joined Reliance Bancshares, Inc. (St. Louis, Missouri), a publicly traded bank holding company as a banking subsidiary Controller. In 2008, Mr. Greunke was Section 32 qualified by the FDIC and Federal Reserve Bank to serve as EVP and CFO of Concord Bancshares, Inc. and Concord Bank (St. Louis, Missouri) and during his tenure he was named Interim President of Concord Bank. In 2012, Mr. Greunke joined Fortune Financial Corporation and FortuneBank (St. Louis, Missouri) as EVP and CFO and in 2016 was promoted to President with oversight of the bank’s daily operations. Mr. Greunke holds a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Missouri, St. Louis, Missouri.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At September 9, 2022, there were 9,229,151 shares of common stock outstanding and approximately 287 common stockholders of record.

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

Also, on May 20, 2021, the Company announced its intention to repurchase up to an additional 445,000 shares of its common stock, or approximately 5.0% of its 8.9 million outstanding common shares. The shares will be purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares will be held as treasury shares to be used for general corporate purposes. During fiscal 2022, stock repurchase activity totaled 132,194 shares acquired for $5.8 million, at an average price of $44.17 per share.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2022.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
04/01/22 - 04/30/22 period	—	$—	—	411,962
05/01/22 - 05/31/22 period	94,816	43.96	94,816	317,146
06/01/22 - 06/30/22 period	10,771	46.07	10,771	306,375
(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

Southern Missouri Bancorp, Inc.

Total Return Performance
Southern Missouri Bancorp, Inc.
KBW NASDAQ Bank Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Midwest Region Index
Index Value
200
150
100
50
06/30/17
06/30/18
06/30/19
06/30/20
06/30/21
06/30/22

	Period Ending
Index	6/30/17	6/30/18	6/30/19	6/30/20	6/30/21	6/30/22
Southern Missouri Bancorp, Inc.	100.00	122.49	110.97	78.96	149.06	152.49
KBW NASDAQ Bank Index	100.00	110.94	107.58	84.76	146.72	121.45
S&P U.S. SmallCap Banks Index	100.00	111.35	102.48	76.57	128.71	119.08
S&P U.S. BMI Banks - Midwest Region Index	100.00	106.77	104.06	76.85	124.97	110.33

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by FORVIS LLP. See Item 8. “Financial Statements and Supplementary Data.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

(Dollars in thousands)	At June 30,
Financial Condition Data:	2022	2021	2020	2019	2018
Total assets	$3,214,782	$2,700,530	$2,542,157	$2,214,402	$1,886,115
Loans receivable, net	2,686,198	2,200,244	2,141,929	1,846,405	1,563,380
Mortgage-backed securities	170,585	138,341	126,912	110,429	90,176
Cash, interest-bearing deposits and investment securities	156,369	193,250	104,831	91,475	84,428
Deposits	2,815,075	2,330,803	2,184,847	1,893,695	1,579,902
Borrowings	37,957	57,529	70,024	52,284	82,919
Subordinated debt	23,055	15,243	15,142	15,043	14,945
Stockholder's equity	320,772	283,423	258,347	238,392	200,694

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2022	2021	2020	2019	2018
Interest income	$116,867	$109,475	$107,052	$97,482	$77,174
Interest expense	13,300	16,789	26,916	24,700	14,791

Net interest income	103,567	92,686	80,136	72,782	62,383
Provision for credit losses	1,487	(1,024)	6,002	2,032	3,047

Net interest income after provision for credit losses	102,080	93,710	74,134	70,750	59,336

Noninterest income	21,203	20,042	14,750	13,093	12,369
Noninterest expense	63,379	54,047	54,452	47,892	42,973

Income before income taxes	59,904	59,705	34,432	35,951	28,732
Income taxes	12,735	12,525	6,887	7,047	7,803
Net Income	$47,169	$47,180	$27,545	$28,904	$20,929

Basic earnings per share available to common stockholders	$5.22	$5.22	$3.00	$3.14	$2.40
Diluted earnings per share available to common stockholders	$5.21	$5.22	$2.99	$3.14	$2.39
Dividends per share	$0.80	$0.62	$0.60	$0.52	$0.44

	At June 30,
Other Data:	2022	2021	2020	2019	2018
Number of:
Real Estate Loans	9,190	8,506	8,127	7,695	7,241
Deposit Accounts	107,038	100,407	96,813	91,086	79,762
Full service offices	49	47	46	45	38
Limited service offices	2	2	2	2	3

	At or for the year ended June 30,
Key Operating Ratios:	2022	2021	2020	2019	2018
Return on assets (net income divided by average assets)	1.59%	1.79%	1.18%	1.38%	1.17%

Return on average common equity (net income available to common stockholders divided by average common equity)	15.44	17.69	11.11	13.13	11.30

Average equity to average assets	10.30	10.14	10.60	10.49	10.31

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.61	3.61	3.50	3.56	3.62

Net interest margin (net interest income as a percentage of average interest-earning assets	3.72	3.77	3.72	3.78	3.78

Noninterest expense to average assets	2.14	2.05	2.33	2.28	2.39

Average interest-earning assets to average interest-bearing liabilities	124.20	122.59	117.63	116.89	117.15

Allowance for credit losses to gross loans(1)	1.22	1.49	1.16	1.07	1.15

Allowance for credit losses to nonperforming loans(1)	806.02	566.16	290.38	94.72	198.58

Net charge-offs (recoveries) to average outstanding loans during the period	0.00	0.03	0.04	0.02	0.02

Ratio of nonperforming assets to total assets(1)	0.20	0.30	0.44	1.12	0.69

Dividend payout ratio	15.25	11.87	20.02	16.48	18.29
(1)	At end of period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. this information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

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

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2022, with total assets of $3.2 billion at June 30, 2022, reflecting an increase of $514.2 million, or 19.0%, as compared to June 30, 2021. Asset growth was comprised mainly of increases in loans and available-for-sale (“AFS”) securities.

Cash and equivalents. Cash and cash equivalents were $86.8 million at June 30, 2022, a decrease of $36.8 million, or 29.8%, as compared to June 30, 2021. The decrease was primarily a result of loan growth outpacing deposit growth during the period. Interest-bearing time deposits were $4.8 million at June 30, 2022, an increase of $3.8 million, or 387.0% as compared to June 30, 2021.

Investments. Available-for-sale (AFS) securities were $235.4 million at June 30, 2022, an increase of $28.4 million, or 13.7%, as compared to June 30, 2021. The Company increased residential and commercial mortgage-backed securities (MBS), and collateralized mortgage obligations (CMOs), while holdings of municipal securities and obligations of states and political subdivisions declined.

Loans. Loans, net of the allowance for credit losses, were $2.7 billion at June 30, 2022, an increase of $486.0 million, or 22.1%, as compared to June 30, 2021.

Inclusive of the Fortune acquisition, the loan portfolio showed growth during the year ended June 30, 2022, in commercial and residential real estate loans, along with a modest contribution from consumer loans. Residential real estate loan balances increased due to growth in single and multi-family loans. Commercial real estate balances increased primarily from loans secured by nonresidential structures, along with growth in loans secured by farmland.

Nonperforming loans were $4.1 million, or 0.15% of gross loans, at June 30, 2022, as compared to $5.9 million, or 0.26% of gross loans at June 30, 2021. The decrease in nonperforming loans over the fiscal year was attributed primarily to the return to accrual status of one relationship secured by single-family residential rental properties, partially offset by an increase of $654,000 relating to the Fortune acquisition.

Allowance for Credit Losses. Our ACL at June 30, 2022, totaled $33.2 million, representing 1.22% of gross loans and 806.2% of nonperforming loans, as compared to $33.2 million, representing 1.49% of gross loans and 566.1% of nonperforming loans at June 30, 2021. The Company has estimated its credit losses as of June 30, 2022, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate; however, there remains significant uncertainty regarding the possible length of time before economic activity fully recovers from the COVID-19 pandemic, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and Federal Reserve to respond to the pandemic and its economic impact. Management continues to consider the potential impact of the lengthy pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, most notably including our borrowers in the hotel industry. See also, “Provision for Credit Losses, under Comparison of Operating Results for the Years Ended June 30, 2022 and 2021”.

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

The estimate involves consideration of quantitative and qualitative factors relevant to the loans as segmented by the Company, and is based on an evaluation, at the reporting date, of historical loss experience and peer data, coupled with qualitative adjustments to address current economic conditions and credit quality, and reasonable and supportable forecasts. Specific qualitative factors considered include, but may not be limited to:

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

●Concentrations of credit

●Changes in collateral values

●Agricultural economic conditions

●Risks from regulatory, legal, or competitive factors

At our June 30, 2020, fiscal year end, prior to the adoption of ASU 2016-13, the Company’s ALLL was $25.1 million. Upon adoption of the standard, effective July 1, 2020, the Company increased the ACL by $8.9 million, related to the transition from the incurred loss model to the CECL ACL model, increased the ACL by $434,000 related to the transition from purchased credit impaired to purchased credit deteriorated methodology, and reduced retained earnings by $6.9 million, net of deferred taxes, through a one-time cumulative effect adjustment. During fiscal 2021, the ACL decreased by an additional $1.2 million, reflecting a recovery of provision for credit losses on loan balances outstanding of $602,000, and net charge offs of $648,000. The recovery was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses on the Company’s loan balances outstanding at June 30, 2021, and as of that date the Company’s ACL was $33.2 million. As of June 30, 2022 the ACL totaled $33.2 million. While the Company’s management believes the ACL at June 30, 2022, is adequate, based on that estimate, there remains significant uncertainty as the economy recovers from the COVID-19 pandemic and the Federal Reserve Board withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact.

Provisions of the CARES Act and subsequent legislation allowed financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for certain loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers experienced or expected difficulties due to the impact of the pandemic. Initially, the Company generally granted deferrals under this program for three-month periods, while interest-only modifications were generally for six-month periods. Some borrowers were granted additional periods of deferral or interest-only modifications. During that period, the Company did not account for these loans as TDRs. As of June 30, 2022, four loans, totaling approximately $24.2 remain on interest-only payment modifications. One of these loans, totaling $9.3 million, remains a “special mention” credit at June 30, 2022, while the other three loans totaling $14.9 million, have been adversely classified as “substandard” credits. All four loans are scheduled to transition to principal and interest payments in the first quarter of fiscal 2023.

Premises and Equipment. Premises and equipment increased to $71.3 million, up $7.3 million, or 11.3%, as compared to June 30, 2021. The increase was due primarily to acquisition activity, remodeling investments in existing facilities, capitalization of right-of-use assets on new facilities and ground leases, and investments in furniture, fixtures, and equipment, partially offset by depreciation.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain acquisitions. At June 30, 2022, the cash surrender value of all such policies was $48.7 million, up $4.9 million, or 11.2%, as compared to June 30, 2021, attributable primarily to the Fortune acquisition.

Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The SMB-Marshfield Acquisition resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The Gideon Acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The May 2020 Central Federal Acquisition resulted in a bargain purchase gain of $123,000 and a $540,000 core deposit intangible, which is being amortized over a six-year period using the straight-line method. The December 2021 Cairo acquisition resulted in goodwill of $442,000 and a $168,000 core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The February 2022 Fortune acquisition resulted in goodwill of $12.8 million and a $1.6 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually.

Deposits. Deposits were $2.8 billion at June 30, 2022, an increase of $484.3 million, or 20.8%, as compared to June 30, 2021. This increase primarily reflected increases in interest-bearing transaction accounts, time deposits, noninterest-bearing transaction accounts, money market deposit accounts, and savings accounts. Since June 30, 2021, the Company’s public unit deposits increased by $146.8 million, to total $473.3 million at June 30, 2022, with the increase primarily resulting from higher nonmaturity balances held by our existing customer base, as well as public unit deposits assumed in the Fortune and Cairo acquisitions. Since June 30, 2021, brokered certificates of deposit increased by $5.9 million, to total $10.8 million at June 30, 2022, while brokered nonmaturity deposits declined $8.0 million to $12.0 million at June 30, 2022. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements. We continued to utilize reciprocal deposit programs, and at fiscal year end, we had placed deposits of $387.9 million through reciprocal programs, up from $260.5 million a year earlier. At June 30, 2022, $278.0 million reflected deposits we had placed on behalf of our public unit depositors, up from $157.4 million a year ago. The average loan-to-deposit ratio for the fourth quarter of fiscal 2022 was 95.2%, as compared to 93.0% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $38.0 million at June 30, 2022, a decrease of $19.6 million, or 34.0%, as the Company’s deposit inflows outpaced loan demand and investment portfolio growth. The Company held no overnight advances at June 30, 2022, or June 30, 2021.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.7 million at June 30, 2022, relatively unchanged as compared to June 30, 2021. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.4 million at June 30, 2022, relatively unchanged as compared to June 30, 2021. In connection with the Fortune acquisition, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at June 30, 2022.

Stockholders’ Equity. The Company’s stockholders’ equity was $320.8 million at June 30, 2022, an increase of $37.3 million, or 13.2%, as compared to June 30, 2021. The increase was attributable primarily to $22.9 million in equity issued to Fortune shareholders, as well as to earnings retatined after cash dividends paid, partially offset by a $20.4 million reduction in accumulated other comprehensive income (loss) as the market value of the Company’s investments declined due to increases in market interest rates, and by $5.8 million utilized for repurchases of 132,194 shares of the Company’s common stock during the fiscal year, at an average price of $44.17 per share.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

Net Income. The Company’s net income for the fiscal year ended June 30, 2022, was $47.2 million, roughly unchanged as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2022 was $103.6 million, an increase of $10.9 million, or 11.7%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 13.1% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin, from 3.77% to 3.72%. Average earning asset balance growth was due primarily to loan growth and increases in investment securities, as well as the effect of the Fortune acquisition. Additionally, significantly higher average cash and cash equivalent balances contributed to the increase in average earning assets, but reduced the Company’s net interest margin.

Interest Income. Interest income for fiscal 2022 was $116.9 million, an increase of $7.4 million, or 6.8%, when compared to the prior fiscal year. The increase was due to an increase of $322.9 million, or 13.1%, in the average balance of interest-earning assets, partially offset by a 25 basis point decrease in the average yield earned on interest-earning assets, from 4.45% in fiscal 2021, to 4.20% in fiscal 2022.

Interest income on loans receivable for fiscal 2022 was $111.5 million, an increase of $6.4 million, or 6.1%, when compared to the prior fiscal year. The increase was due to a $254.8 million increase in the average balance of loans receivable, partially offset by a 24 basis point decrease in the average yield earned on loans receivable. The decrease in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing as average market interest rates decreased significantly compared to the prior fiscal year.

Interest income on the investment portfolio and other interest-earning assets was $5.4 million for fiscal 2022, an increase of $974,000, or 22.2%, when compared to the prior fiscal year, attributable to a 23.4% increase in the average balance of such assets, partially offset by a two basis point decrease in the yield on these assets. The decrease in average yield was attributable to the increase in cash and cash equivalents and a decrease in yield on debt securities, partially offset by an increase in the average balance and yield on mortgage-backed securities.

Interest Expense. Interest expense was $13.3 million for fiscal 2022, a decrease of $3.5 million, or 20.8%, when compared to the prior fiscal year. The decrease was due to a 25 basis point decrease in the average rate paid on interest-bearing liabilities, from 0.84% in fiscal 2021, to 0.59% in fiscal 2022, partially offset by an increase of $234.0 million, or 11.7%, in the average balance of interest-bearing liabilities.

Interest expense on deposits was $11.8 million for fiscal 2022, a decrease of $3.1 million, or 20.6%, when compared to the prior fiscal year. The decrease was due to a 23 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by the $253.5 million increase in the average balance of those deposits. The decrease in the average rate paid on deposits was attributable primarily to lower market interest rates over the course of fiscal 2022, as compared to the prior fiscal year.

Interest expense on FHLB advances was $792,000 million for fiscal 2022, a decrease of $574,000, or 42.0%, when compared to the prior fiscal year. The decrease was due to a $22.5 million decrease in the average balance of these advances, combined with a 24 basis point decrease in the average rate paid on advances. The decrease in the average rate paid was attributable primarily to the maturity of advances that had carried higher rates, combined with the assumption of advances at lower rates in the Fortune acquisition.

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $1.5 million for fiscal 2022, as compared to a negative PCL of $1.0 million for the prior fiscal year. In the current period, the PCL was attributable to the $1.9 million charge required to fund the ACL for purchased credit deteriorated (PCD) loans acquired in the Fortune acquistion, along with a charge of $120,000 to fund to the allowance for off-balance sheet credit exposures acquired in the Fortune acquisition. Exclusive of the charges required as a result of the Fortune acquisition, the Company would have recorded a negative PCL of approximately $533,000 in the current year, reflecting a decrease in the Company’s required ACL on outstanding loan balances, partially offset by an increase in the required allowance for off-balance sheet credit exposure. Negative provisioning, exclusive of the impact of the Fortune acquisition, in the year ended June 30, 2022, was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic, and the Company notes less uncertainty regarding the potential adverse impact on its borrowers, generally low and consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has continued to improve during the current year as compared to the year ended June 30, 2021, there remains significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. In the prior period, the negative PCL was due both to a $602,000 reduction in the Company’s required ACL on outstanding loan balances, as well as a $422,000 reduction in the Company’s required allowance for off-balance sheet credit exposure. Our ACL at June 30, 2022, totaled $33.2 million, representing 1.22% of gross loans and 806% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.49% of gross loans and 566% of nonperforming loans at June 30, 2021.  As a percentage of average loans outstanding, the Company recorded net charge offs of less than one basis point during fiscal year 2022, as compared to net charge offs of 0.04% in the prior fiscal year. (See Note 1 and Note 3 of the Notes to Consolidated Financial Statements, “Critical Accounting Policies” and “Financial Condition – Allowance for Credit Losses” in this Item 7, and “Asset Quality” in Item 1 of this Form 10-K.)

Noninterest Income. Noninterest income was $21.2 million for fiscal 2022, an increase of $1.2 million, or 5.8%, when compared to the prior fiscal year. Deposit service charge income, loan fees, nondeposit investment products, gains on the sale of the guaranty portion of newly originated government-guaranteed loans, and other income contributed to the year-over year increase, partially offset by a decrease in gains on sale of residential loans originated into the secondary market, loan servicing income, and earnings on bank-owned life insurance (BOLI).

Noninterest Expense. Noninterest expense was $63.4 million for fiscal 2022, an increase of $9.3 million, or 17.3%, when compared to the prior fiscal year. The increase included $1.4 million in charges related to merger and acquisition activity, which was primarily attributable to data processing, compensation, and legal fees. In total, the increase in noninterest expense was attributable primarily to compensation and benefits, occupancy expenses, data processing expenses, and other noninterest expenses. The increase in compensation and benefits as compared to the prior year period primarily reflected compensation adjustments over the prior year, one-time compensation attributable to the Fortune acquisition, increased headcount for part of the fiscal year resulting from the acquisition, and a modest trend increase in legacy employee headcount. Compensation adjustments which took effect in January 2022 were, as expected, above historical trends. Data processing expenses increased primarily as a result of data conversion charges associated with the Fortune acquisition. Occupancy expenses increased due to remodeled and relocated facilities, facilities added through the Fortune acquisition, a de novo facility, new ATM and ITM installations and other equipment purchases, and charges for maintenance of facilities and grounds. Other noninterest expenses increased due to miscellaneous acquisition-related expenses, expenses related to loan originations, and expenses related to employee travel and training.

Provision for Income Taxes. The Company recorded an income tax provision of $12.7 million for fiscal 2022, an increase of $210,000, or 1.7%, as compared to the prior fiscal year, attributable to higher pre-tax income, and an increase in the effective tax rate to 21.3% for fiscal 2022, as compared to 21.0% for fiscal 2021.

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

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2022, the Bank had outstanding commitments to extend credit of $707.7 million (including $584.1 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $240.0 million at rates ranging from 2.19% to 6.75%, with a weighted-average rate of 4.67%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2022, Southern Missouri increased deposits by $484.3 million. The Company decreased FHLB advances by $19.6 million. During the prior fiscal year, Southern Missouri increased deposits by $146.0 million and decreased FHLB advances by $12.5 million. At June 30, 2022, the Bank had reported $889.7 million of its single-family residential and commercial real estate loan portfolios as eligible collateral to the FHLB for available credit of approximately $539.5 million, of which $38.2 million was advanced, while $331,000 was encumbered in relation to residential real estate loans sold onto the secondary market through FHLB, and $305,000 was utilized for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $304.8 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve Bank of St. Louis’s discount window for available credit of approximately $248.1 million, as of June 30, 2022, none of which was advanced. In addition, the Bank has the ability to identify eligible loans within several of its other loan portfolios, including, for example, its multi-family residential real estate, home equity, or commercial business loans, for additional credit availability with the FHLB. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $1.5 billion as most recently reported by the FHLB on June 30, 2022, which means that an amount up to $1.5 billion may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve Bank of St. Louis, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2022, the Bank had $377.8 million in CDs maturing within one year and $2.2 billion in other deposits without a specified maturity, as compared to $358.8 million in CDs maturing within one year and $1.8 billion in other deposits without a specified maturity as of June 30, 2021. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2022, the Bank had no overnight advances from the FHLB, $8.0 million in term FHLB advances maturing within one year, and $30.2 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, $5.0 million was eligible for early redemption by the lender within one year.

We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. At June 30, 2022, we had other future obligations and accrued expenses of $1.5 million. Based on our current capital allocation objectives, during fiscal 2023 we project expending approximately $4.0 million to $6.0 million of cash for capital investment in technology, property, plant and equipment. In addition, for the fiscal year ending June 30, 2023, we project that our fixed commitments will include (i) $442,000 of operating and finance lease and other fixed payments and (ii) $1.1 million of scheduled interest payments on subordinate notes. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

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

At June 30, 2022, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $325.2 million, $352.2 million and $325.2 million, respectively. The Bank’s tier 1 capital represented 10.22% of total adjusted assets and 11.91% of total risk-weighted assets, while total risk-based capital was 12.90% of total risk-weighted assets, and tangible common equity capital was 11.91% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5% of risk-weighted assets. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5% of risk-weighted assets.

At June 30, 2022, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $335.3 million, $370.0 million and $320.0 million, respectively. The Company’s tier 1 capital represented 10.41% of total adjusted assets and 12.16% of total risk-weighted assets, while total risk-based capital was 13.42% of total risk-weighted assets, and tangible common equity capital was 11.61% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5% of risk weighted assets.

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

	Years Ended June 30,
	2022			2021			2020
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$1,953,460	$90,522	4.63%	$1,664,650	$84,319	5.07%	$1,506,098	$77,906	5.17%
Other loans (1)	471,350	20,973	4.45	505,350	20,758	4.11	455,562	24,223	5.32
Total net loans	2,424,810	111,495	4.60	2,170,000	105,077	4.84	1,961,660	102,129	5.21
Mortgage-backed securities	152,280	2,738	1.80	121,149	2,042	1.69	121,079	2,802	2.31
Investment securities (2)	77,996	2,197	2.82	71,489	2,130	2.98	62,985	1,992	3.16
Other interest-earning assets	127,958	437	0.34	97,548	226	0.23	7,767	129	1.66
TOTAL INTEREST- EARNING ASSETS (1)	2,783,044	116,867	4.20	2,460,186	109,475	4.45	2,153,491	107,052	4.97
Other noninterest-earning assets (3)	181,973	—	—	170,336	—	—	186,019	—	—
TOTAL ASSETS	$2,965,017	116,867	—	$2,630,522	109,475	—	$2,339,510	107,052	—

Interest-bearing liabilities:
Savings accounts	$253,651	672	0.26	$203,493	566	0.28	$167,458	1,099	0.66
NOW accounts	1,062,913	5,164	0.49	861,796	5,036	0.58	679,277	6,529	0.96
Money market accounts	276,579	928	0.34	241,534	833	0.34	211,059	2,654	1.26
Certificates of deposit	586,017	5,058	0.86	618,884	8,454	1.37	667,987	13,802	2.07
TOTAL INTEREST- BEARING DEPOSITS	2,179,160	11,822	0.54	1,925,707	14,889	0.77	1,725,781	24,084	1.40
Borrowings:
Securities sold under agreements to repurchase	—	—	—	—	—	—	82	—	0.03
FHLB advances	43,410	792	1.83	65,896	1,366	2.07	87,241	1,932	2.21
Note payable	—	—	—	—	—	—	2,547	112	4.39
Junior subordinated debt	18,189	686	3.77	15,193	534	3.51	15,093	788	5.22
TOTAL INTEREST- BEARING LIABILITIES	2,240,759	13,300	0.59	2,006,796	16,789	0.84	1,830,744	26,916	1.47
Noninterest-bearing demand deposits	408,148	—	—	343,643	—	—	244,090	—	—
Other liabilities	10,651	—	—	13,375	—	—	16,780	—	—
TOTAL LIABILITIES	2,659,558	13,300	—	2,363,814	16,789	—	2,091,614	26,916	—
Stockholders’ equity	305,459	—	—	266,708	—	—	247,896	—	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,965,017	13,300	—	$2,630,522	16,789	—	$2,339,510	26,916	—

Net interest income		$103,567			$92,686			$80,136
Interest rate spread (4)			3.61%			3.61%			3.50%
Net interest margin (5)			3.72%			3.77%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.20%			122.59%			117.63%
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2022	2022	2021	2020
Weighted-average yield on loan portfolio	4.49%	4.60%	4.84%	5.21%
Weighted-average yield on mortgage-backed securities	2.03	1.80	1.69	2.31
Weighted-average yield on investment securities (1)	3.09	2.82	2.98	3.16
Weighted-average yield on other interest-earning assets	1.67	0.34	0.23	1.66
Weighted-average yield on all interest-earning assets	4.27	4.20	4.45	4.97
Weighted-average rate paid on interest-bearing deposits	0.68	0.54	0.77	1.40
Weighted-average rate paid on securities sold under agreements to repurchase	—	—	—	0.03
Weighted-average rate paid on FHLB advances	1.47	1.83	2.07	2.21
Weighted-average rate paid on note payable	—	—	—	4.39
Weighted-average rate paid on subordinated debt	4.77	3.77	3.51	5.22
Weighted-average rate paid on all interest-bearing liabilities	0.73	0.59	0.84	1.47
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.54	3.61	3.61	3.50
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.67	3.72	3.77	3.72
(1)	Includes Federal Home Loan Bank, Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2022 Compared to 2021				2021 Compared to 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(5,452)	$13,232	$(1,362)	$6,418	$(7,128)	$10,848	$(772)	$2,948
Mortgage-backed securities	136	525	35	696	(761)	2	(1)	(760)
Investment securities (2)	(117)	194	(10)	67	(115)	269	(15)	139
Other interest-earning deposits	108	70	33	211	(111)	1,486	(1,278)	97
Total net change in income on interest-earning assets	(5,325)	14,021	(1,304)	7,392	(8,115)	12,605	(2,066)	2,424

Interest-bearing liabilities:
Deposits	(4,011)	986	(42)	(3,067)	(9,796)	1,359	(758)	(9,195)
Securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
FHLB advances	(163)	(466)	55	(574)	(124)	(473)	31	(566)
Note payable	—	—	—	—	—	(112)	—	(112)
Subordinated debt	38	105	9	152	(257)	5	(1)	(253)
Total net change in expense on interest-bearing liabilities	(4,136)	625	22	(3,489)	(10,177)	779	(728)	(10,126)
Net change in net interest income	$(1,189)	$13,396	$(1,326)	$10,881	$2,062	$11,826	$(1,338)	$12,550
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2022, fixed rate residential loan originations totaled $269.9 million (of which $43.2 million was originated for sale into the secondary market), compared to $311.5 million during the prior year (of which $152.9 million was originated for sale into the secondary market). At June 30, 2022, the fixed-rate, single-family residential loan portfolio totaled $499.2 million, with a weighted average maturity of 183 months, compared to $346.9 million with a weighted average maturity of 187 months at June 30, 2021. The Company originated $14.9 million in adjustable rate residential loans during the fiscal year ended June 30, 2022, compared to $18.5 million during the prior fiscal year. At June 30, 2022, fixed rate loans with remaining maturities in excess of 10 years totaled $338.1 million, or 15.4%, of loans receivable, compared to $220.1 million, or 10.0%, of loans receivable, at June 30, 2021. The Company originated $580.0 million in fixed rate commercial, commercial real estate, and multi-family loans during the year ended June 30, 2022, compared to $399.2 million during the prior fiscal year. The Company also originated $64.2 million in adjustable rate commercial, commercial real estate, and multi-family loans during the fiscal year ended June 30, 2022, compared to $63.3 million during the prior fiscal year. At June 30, 2022, adjustable-rate home equity lines of credit totaled $45.4 million, compared to $37.8 million as of June 30, 2021. At June 30, 2022, the Company’s weighted average life of its investment portfolio was 5.2 years, compared to 4.7 years at June 30, 2021. At June 30, 2022, CDs with original terms of two years or more totaled $321.5 million, compared to $249.9 million at June 30, 2021.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2022 and 2021, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.

Computations of prospective effects of hypothetical changes in interest rates and are based on an internally generated model using the actual maturity and repricing schedules for Southern Bank’s loans and deposits, adjusted by management’s assumptions for prepayment rates and deposit runoff. Further, the computations do not consider any reactions that the Bank may undertake in response to changes in interest rates. These projected changes should not be relied upon as indicative of actual results in any of the aforementioned interest rate changes.

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

June 30, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$189,624	$(129,048)	(40)	6.50	(345)
+200 bp	231,603	(87,069)	(27)	7.70	(225)
+100 bp	286,614	(32,058)	(10)	9.20	(75)
0 bp	318,672	—	—	9.95	—
‑100 bp	350,857	32,185	10	10.66	71
‑200 bp	442,479	123,807	39	13.06	311
‑300 bp	523,486	204,814	64	15.09	514

June 30, 2021
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$252,800	$(46,274)	(15)	10.05	(96)
+200 bp	277,898	(21,176)	(7)	10.76	(25)
+100 bp	297,372	(1,702)	(1)	11.23	21
0 bp	299,074	—	—	11.01	—
‑100 bp	334,713	35,638	12	12.11	109
‑200 bp	347,520	48,446	16	12.51	149
‑300 bp	352,759	53,685	18	12.67	165

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under Item 7a “Quantitative and Qualitative Disclosures About Market Risk” above. The Company’s interest rate sensitivity has increased during the fiscal year ended June 30, 2022, primarily as a result of these originations. This increased sensitivity is reflected in the tables above.

The Company has worked to limit its exposure to rising rates by (a) increasing the share of funding on its balance sheet obtained from non-maturity transaction accounts, (b) limiting FHLB borrowings and (c) limiting the duration of its available-for-sale investment portfolio.

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (the “Company”) as of June 30, 2022 and 2021 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2022, expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Credit Losses

The Company’s loan portfolio totaled $2.7 billion as of June 30, 2022 and the associated allowance for credit losses on loans was $33.2 million. The Company’s unfunded loan commitments totaled $388.7 million, with an associated allowance for credit loss of $3.4 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
●	Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans based on similar risk characteristics
o	Use of historical internal data and external peer data
o	Model inputs utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
o	Loan risk ratings
●	Tested the mathematical accuracy of the calculation of the ACL
●	Performed reviews of individual credit files and internally prepared loan review reports and support to evaluate the reasonableness of loan credit risk ratings
●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL
●	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for loan segments
●	Tested the reasonableness of specific allowances on individually reviewed loans
●	Tested the reasonableness of the peer group utilized for inclusion with the selected loss drivers
●	Evaluated analytically credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
●	Evaluated the overall reasonableness of the ACL considering trends identified within peer groups
●	Tested significant assumptions used in the estimation of the ACL of unfunded loan commitments
●	Evaluated qualitative adjustments made to the ACL, including assessing the reasonableness and basis for those adjustments in estimating the ACL

Business Combination

Description of the Matter

As described in Note 14 to the consolidated financial statements, the Company completed an acquisition with one bank holding company during the year ended June 30, 2022, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $13 million being recognized on the Company’s consolidated balance sheet. Management determined that the acquisition qualified as a business combination. Accordingly, all identifiable assets acquired and liabilities assumed were valued at fair value as part of the purchase price allocation as of each acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the acquisition and the related valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired net assets and acquisition-related considerations involved a high degree of subjectivity in evaluating management’s operational assumptions of the acquisitions, fair value estimates, purchase price allocations, and assessing the appropriateness of management’s valuation models.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the accounting for the business combinations included:

●	Obtained and reviewed the executed Agreement and Plan of Merger document to gain an understanding of the underlying terms of the completed acquisitions

●	Obtained and reviewed management’s business combination memos to gain an understanding of the procedures performed to identify and calculate the fair value of the acquired assets and liabilities

●	Tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocations

●	Obtained valuation estimates prepared by management internally and challenged management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied, and valuation models utilized

●	Utilized FORVIS’s internal valuation specialists to assist with evaluating the related fair value purchase price allocations made to certain identified assets acquired and liabilities assumed

●	Tested the goodwill calculation resulting from the completed acquisition, which is the difference between the total net consideration paid and the fair value of the net assets acquired

●	Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements

FORVIS (Formerly BKD, LLP)

/sig/ FORVIS, LLP

We have served as the Company’s auditor since 2002.

Decatur, Illinois

September 13, 2022

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2022 AND 2021

Southern Missouri Bancorp, Inc.

	2022	2021
(dollars in thousands)

Assets
Cash and cash equivalents	$86,792	$123,592
Interest-bearing time deposits	4,768	979
Available for sale securities (Note 2)	235,394	207,020
Stock in FHLB of Des Moines	5,893	5,873
Stock in Federal Reserve Bank of St. Louis	5,790	5,031
Loans receivable, net of ACL of $33,192 and $33,222 at June 30, 2022 and June 30, 2021, respectively (Note 3)	2,686,198	2,200,244
Accrued interest receivable	11,052	10,079
Premises and equipment, net (Note 4)	71,347	64,077
Bank owned life insurance – cash surrender value	48,705	43,817
Goodwill	27,288	14,089
Other intangible assets, net	8,175	7,129
Prepaid expenses and other assets	23,380	18,600
TOTAL ASSETS	$3,214,782	$2,700,530

Liabilities and Stockholders' Equity
Deposits (Note 5)	$2,815,075	$2,330,803
Advances from FHLB (Note 6)	37,957	57,529
Accounts payable and other liabilities	17,122	12,753
Accrued interest payable	801	779
Subordinated debt (Note 7)	23,055	15,243
TOTAL LIABILITIES	2,894,010	2,417,107

Commitments and contingencies (Note 12)

Common stock, $.01 par value; 25,000,000 shares authorized; 9,815,736 and 9,361,629 shares issued at June 30, 2022 and June 30, 2021, respectively	98	94
Additional paid-in capital	119,162	95,585
Retained earnings	240,115	200,140
Treasury stock of 588,625 and 456,431 shares at June 30, 2022 and June 30, 2021, respectively, at cost	(21,116)	(15,278)
Accumulated other comprehensive income (loss)	(17,487)	2,882
TOTAL STOCKHOLDERS' EQUITY	320,772	283,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,214,782	$2,700,530

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2022, 2021 AND 2020

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2022	2021	2020

Interest Income:
Loans	$111,495	$105,077	$102,129
Investment securities	2,197	2,130	1,992
Mortgage-backed securities	2,738	2,042	2,802
Other interest-earning assets	437	226	129
TOTAL INTEREST INCOME	116,867	109,475	107,052
Interest Expense:
Deposits	11,822	14,889	24,084
Advances from FHLB	792	1,366	1,932
Note payable	—	—	112
Subordinated debt	686	534	788
TOTAL INTEREST EXPENSE	13,300	16,789	26,916
NET INTEREST INCOME	103,567	92,686	80,136
Provision for credit losses (Note 3)	1,487	(1,024)	6,002
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	102,080	93,710	74,134
Noninterest income:
Deposit account charges and related fees	6,450	5,254	5,680
Bank card interchange income	4,224	3,913	3,073
Loan late charges	553	587	573
Loan servicing fees	946	1,454	196
Other loan fees	2,369	1,200	1,258
Net realized gains on sale of loans	1,598	3,980	1,630
Net realized gains on sale of AFS securities	—	90	—
Earnings on bank owned life insurance	1,168	1,800	1,021
Other income	3,895	1,764	1,319
TOTAL NONINTEREST INCOME	21,203	20,042	14,750
Noninterest expense:
Compensation and benefits	35,611	31,010	29,336
Occupancy and equipment, net	9,248	7,880	7,288
Data processing expense	5,996	4,812	5,173
Telecommunications expense	1,273	1,261	1,263
Deposit insurance premiums	743	766	155
Legal and professional fees	1,362	1,093	969
Advertising	1,496	1,080	1,227
Postage and office supplies	823	796	804
Intangible amortization	1,441	1,395	1,771
Foreclosed property expenses/losses	522	142	992
Provision for off balance sheet credit exposure	—	—	648
Other operating expense	4,864	3,812	4,826
TOTAL NONINTEREST EXPENSE	63,379	54,047	54,452
INCOME BEFORE INCOME TAXES	59,904	59,705	34,432
Income Taxes (Note 9)
Current	13,352	10,844	6,890
Deferred	(617)	1,681	(3)
	12,735	12,525	6,887
NET INCOME	$47,169	$47,180	$27,545

Basic earnings per share	$5.22	$5.22	$3.00
Diluted earnings per share	$5.21	$5.22	$2.99
Dividends paid	$0.80	$0.62	$0.60

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2022, 2021 AND 2020

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2022	2021	2020
NET INCOME	$47,169	$47,180	$27,545
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(26,100)	(1,925)	4,095
Less: reclassification adjustment for realized gains included in net income	—	90	—
Defined benefit pension plan net gain (loss)	(11)	6	6
Tax benefit (expense)	5,742	444	(901)
Total other comprehensive income (loss)	(20,369)	(1,565)	3,200
COMPREHENSIVE INCOME	$26,800	$45,615	$30,745

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2022, 2021 AND 2020

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income			27,545			27,545
Change in unrealized gain on available for sale securities, net					3,194	3,194
Defined benefit pension plan net gain					6	6
Dividends paid on common stock ($.60 per share)			(5,513)			(5,513)
Stock option expense		74				74
Stock grant expense		356				356
Exercise of stock options		64				64
Treasury stock purchased				(5,771)		(5,771)
BALANCE AS OF JUNE 30, 2020	93	95,035	165,709	(6,937)	4,447	258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			47,180			47,180
Change in unrealized gain on available for sale securities, net					(1,571)	(1,571)
Defined benefit pension plan net gain					6	6
Dividends paid on common stock ($.62 per share)			(5,598)			(5,598)
Stock option expense		142				142
Stock grant expense		408				408
Common stock issued	1					1
Treasury stock purchased				(8,341)		(8,341)
BALANCE AS OF JUNE 30, 2021	94	95,585	200,140	(15,278)	2,882	283,423

Net Income			47,169			47,169
Change in unrealized loss on available for sale securities, net					(20,358)	(20,358)
Defined benefit pension plan net loss					(11)	(11)
Dividends paid on common stock ($.80 per share)			(7,194)			(7,194)
Stock option expense		165				165
Stock grant expense		532				532
Common stock issued	4	22,880				22,884
Treasury stock purchased				(5,838)		(5,838)
BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2022, 2021 AND 2020

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2022	2021	2020

Cash Flows From Operating Activities:
NET INCOME	$47,169	$47,180	$27,545
Items not requiring (providing) cash:
Depreciation	4,480	4,029	3,783
Loss on disposal of fixed assets	3	80	482
Stock option and stock grant expense	697	550	430
Loss on sale/write-down of REO	460	55	802
Amortization of intangible assets	1,441	1,395	1,771
Accretion of purchase accounting adjustments	(1,565)	(1,502)	(1,403)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,168)	(1,800)	(1,022)
Provision for credit losses	1,487	(1,024)	6,002
Gains realized on sale of AFS securities	—	(90)	—
Net amortization of premiums and discounts on securities	1,198	1,633	1,295
Bargain purchase gain	—	—	(123)
Originations of loans held for sale	(42,808)	(151,171)	(72,165)
Proceeds from sales of loans held for sale	44,004	151,813	70,929
Gain on sales of loans held for sale	(1,598)	(3,980)	(1,630)
Changes in:
Accrued interest receivable	(391)	2,037	(1,758)
Prepaid expenses and other assets	9,681	1,790	4,566
Accounts payable and other liabilities	5,016	(47)	1,224
Deferred income taxes	(617)	1,681	26
Accrued interest payable	(147)	(867)	(453)
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,342	51,762	40,301
Cash flows from investing activities:
Net increase in loans	(281,544)	(62,864)	(246,930)
Net change in interest-bearing deposits	(1,488)	(7)	(2)
Proceeds from maturities of available for sale securities	40,474	57,723	51,649
Proceeds from sales of available for sale securities	—	16,284	—
Net (purchases) redemptions of Federal Home Loan Bank stock	691	517	(1,072)
Net purchases of Federal Reserve Bank of St. Louis stock	(759)	(668)	(13)
Purchases of available-for-sale securities	(96,144)	(108,057)	(55,486)
Purchases of long-term investment	(383)	(40)	—
Purchases of premises and equipment	(4,617)	(2,856)	(4,304)
Purchases of BOLI	—	—	(4,000)
Net cash paid (received) for acquisition	48,767	—	(9,080)
Investments in state & federal tax credits	(11,276)	(5,325)	(5,103)
Proceeds from sale of fixed assets	928	580	349
Proceeds from sale of foreclosed assets	1,423	1,444	1,632
Proceeds from BOLI claim	—	1,351	—
NET CASH USED IN INVESTING ACTIVITIES	(303,928)	(101,918)	(272,360)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	273,356	257,876	249,285
Net decrease in certificates of deposits	(31,221)	(111,885)	(4,788)
Net decrease in securities sold under agreements to repurchase	—	—	(4,376)
Proceeds from Federal Home Loan Bank advances	—	110,100	640,900
Repayments of Federal Home Loan Bank advances	(29,300)	(122,649)	(615,897)
Repayments of long term debt	—	—	(3,000)
Exercise of stock options	—	—	64
Purchase of treasury stock	(5,838)	(8,341)	(5,771)
Dividends paid on common stock	(7,194)	(5,598)	(5,513)
NET CASH PROVIDED BY FINANCING ACTIVITIES	199,803	119,503	250,904
(Decrease) increase in cash and cash equivalents	(36,783)	69,347	18,845
Cash and cash equivalents at beginning of period	123,592	54,245	35,400
Cash and cash equivalents at end of period	$86,809	$123,592	$54,245
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$127	$748	$1,057
Conversion of loans to repossessed assets	26	461	210
Right of use assets obtained in exchange for lease obligations: Operating Leases	95	804	2,004

The Company purchased all of the Fortune Financial Corporation on February 25, 2022.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$267,913
Less: common stock issued	22,885
Cash received	12,663
Liabilities assumed	232,365

The Company assumed the liabilities and purchased associated assets of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,707
Cash paid	27,151
Liabilities assumed	28,859

The Company purchased all of the capital stock of Central Federal for $21,942 on May 22, 2020.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired			$70,570
Cash paid for the capital stock			21,942
Liabilities assumed			48,504

Cash paid during the period for:
Interest (net of interest credited)	$2,057	$2,654	$3,813
Income taxes	361	9,240	2,437

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2022, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $47.3 million and $83.2 million at June 30, 2022 and 2021, respectively. The deposits are held in various commercial banks with a total of $5.8 million and $1.8 million exceeding the FDIC deposit insurance limits at June 30, 2022 and 2021, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

At adoption of ASU 2016-13, no impairment on AFS securities was attributable to credit. The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2022, and June 30, 2021.

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

Depreciation is computed by use of straight-line method over the estimated useful lives of the assets. Estimated lives are generally seven to forty years for premises, three to seven years for equipment, and three years for software.

Bank Owned Life Insurance. Bank owned life insurance policies are reflected in the consolidated balance sheets at the estimated cash surrender value. Changes in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income in the consolidated statements of income.

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2022, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there is no impairment of goodwill at June 30, 2022.

Intangible Assets. The Company’s intangible assets at June 30, 2022 included gross core deposit intangibles of $17.0 million with $11.5 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage and SBA servicing rights of $2.7 million. At June 30, 2021, the Company’s intangible assets included gross core deposit intangibles of $15.3 million with $10.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.9 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.6 million in fiscal 2023, $1.6 million in fiscal 2024, $1.1 million in fiscal 2025, $581,000 in fiscal 2026, $253,000 in fiscal 2027, and $417,000 thereafter. As of June 30, 2022, and June 30, 2021, there was no impairment indicated.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated operations, financial position or disclosures.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, for entities that have adopted the amendments in Update 2016-13, and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2: Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$47,383	$77	$(2,981)	$—	$44,479
Corporate obligations	20,818	32	(963)	—	19,887
Other securities	486	—	(43)	—	443
Total debt and equity securities	68,687	109	(3,987)	—	64,809

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	76,345	—	(7,177)	—	69,168
Commercial MBS issued by GSEs	51,435	—	(5,705)	—	45,730
CMOs issued by GSEs	61,293	—	(5,606)	—	55,687
Total MBS and CMOs	189,073	—	(18,488)	—	170,585
Total AFS securities	$257,760	$109	$(22,475)	$—	$235,394

	June 30, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$46,257	$1,479	$(40)	$—	47,696
Corporate obligations	20,356	290	(335)	—	20,311
Other securities	647	25	—	—	672
Total debt and equity securities	67,260	1,794	(375)	—	68,679

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	64,400	932	(379)	—	64,953
Commercial MBS issued by GSEs	35,425	1,394	(338)	—	36,481
CMOs issued by GSEs	36,201	755	(49)	—	36,907
Total MBS and CMOs	136,026	3,081	(766)	—	138,341
Total AFS securities	$203,286	$4,875	$(1,141)	$—	$207,020

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$868	$869
After one year but less than five years	10,485	10,258
After five years but less than ten years	32,161	30,340
After ten years	25,173	23,342
Total investment securities	68,687	64,809
MBS and CMOs	189,073	170,585
Total AFS securities	$257,760	$235,394

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $198.3 million and $155.6 million at June 30, 2022 and 2021, respectively. The securities pledged consist of marketable securities, including $126.3 million and $95.4 million of Mortgage-Backed Securities, $27.3 million and $18.8 million of Collateralized Mortgage Obligations, $42.3 million and $41.4 million of State and Political Subdivisions Obligations, and $2.4 million and $0 of Other Securities at June 30, 2022 and 2021, respectively.

There were no gains or losses recognized from sales of available-for-sale securities in fiscal 2022. Gains of $138,000 and losses of $48,000 were recognized from sales of securities from sales of available-for-sale securities in fiscal 2021.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2022.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2022, was $219.3 million, which is approximately 93.2% of the Company’s available for sale investment portfolio, as compared to $67.2 million or approximately 32.5% of the Company’s available for sale investment portfolio at June 30, 2021. Management believes the declines in fair value for these securities to be temporary.

The following tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which ACL has not been recorded at June 30, 2022 and 2021.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2022
Obligations of state and political subdivisions	$31,985	$2,639	$1,600	$342	$33,585	$2,981
Corporate obligations	10,944	420	6,911	543	17,855	963
Other securities	418	43	—	—	418	43
MBS and CMOs	137,590	12,482	29,834	6,006	167,424	18,488
Total AFS securities	$180,937	$15,584	$38,345	$6,891	$219,282	$22,475

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2021
Obligations of state and political subdivisions	$3,177	$40	$—	$—	$3,177	$40
Corporate obligations	9,331	79	720	256	10,051	335
MBS and CMOs	53,893	764	70	2	53,963	766
Total AFS securities	$66,401	$883	$790	$258	$67,191	$1,141

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 65 individual securities which have been in an unrealized loss position for less than 12 months and three individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include eight individual securities which have been in an unrealized loss position for less than 12 months and seven individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At June 30, 2022, corporate obligations included two pooled trust preferred securities with an estimated fair value of $794,000 and unrealized losses of $184,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of June 30, 2022, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities. The unrealized losses on the Company’s investments in other securities includes two individual securities which has been in an unrealized loss position for less than 12 months and no individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of June 30, 2022, the unrealized losses on the Company’s investments in MBS and CMOs include 106 individual securities which have been in an unrealized loss position for less than 12 months, and 16 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of June 30, 2022, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments. There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the periods ended June 30, 2022 and 2021.

NOTE 3: Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2022	June 30, 2021
Real Estate Loans:
Residential	$904,160	$721,216
Construction	258,072	208,824
Commercial	1,146,673	889,793
Consumer loans	92,996	77,674
Commercial loans	441,598	414,124
	2,843,499	2,311,631
Loans in process	(123,656)	(74,540)
Deferred loan fees, net	(453)	(3,625)
Allowance for credit losses	(33,192)	(33,222)
Total loans	$2,686,198	$2,200,244

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2022, the Bank had purchased participations in 31 loans totaling $70.0 million, as compared to 23 loans totaling $83.0 million at June 30, 2021.

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

Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area. Approximately $459.9 million of the Company’s $1.1 billion in commercial real estate loans are secured by properties located outside our primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally. Risks to lending on farmland include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland values.

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally to finance the construction of owner occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At June 30, 2022, construction loans outstanding included 57 loans, totaling $13.8 million, for which a modification had been agreed to. At June 30, 2021, construction loans outstanding included 48 loans, totaling $28.5 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions had the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of

COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at June 30, 2022.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are originated with fixed rates for terms of up to 66 months, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years.

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

Allowance for Credit Losses. The provision for credit losses or loan losses for the fiscal years ended June 30, 2022, 2021, and 2020, was a charge of $1.5 million, a recovery of $1.0 million, and a charge of $6.0 million, respectively. During the fiscal year ended June 30, 2022, the allowance for credit losses (ACL) required for purchased credit deteriorated (PCD) loans acquired in the Fortune acquisition was $120,000, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Fortune acquisition was $1.9 million, and was funded through a charge to provision for credit losses (PCL). Additionally, the allowance for off-balance sheet credit exposures was increased by $120,000 due to the Fortune acquisition and funded through a charge to PCL. Exclusive of the charges required as a result of the Fortune acquisition, the Company would have recorded a negative PCL of approximately $533,000 in the current year. The recovery was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at June 30, 2022, and as of that date the Company’s ACL was $33.2 million. Negative provisioning, exclusive of the impact of the Fortune acquisition, in the year ended June 30, 2022, was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic, and the Company notes less uncertainty regarding the potential adverse impact on its borrowers, generally low and consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has continued to improve during the current year as compared to the year ended June 30, 2021, there remains significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. Specifically, management considered the following:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios were utilized in the Company’s estimate at June 30, 2022. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and stable risk factor;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure is considered to be a moderate and increasing risk factor;

● levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, and the level of uncertainty about loan delinquencies is considered to be diminishing. This is considered to be a moderate and declining risk factor;

● exposure to the hotel industry, in particular, metropolitan area hotels which were negatively impacted by activity restrictions and a lack of business or convention-related travel. This is considered to be an elevated and stable risk factor.

PCD Loans. In connection with the acquisition of Fortune on February 25, 2022, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Loans that the Company acquired from Fortune that, at the time of acquisition, had more-than-insignificant deterioration of credit quality since origination are classified as PCD loans and presented in the table below at acquisition carrying value:

(dollars in thousands)	June 30, 2022
PCD Loans:
Purchase price of PCD loans at acquisition	$15,055
Allowance for credit losses at acquisition	(120)
Fair value of PCD loans at acquisition	$14,935

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of June 30, 2022 and 2021, and activity in the ACL and ALLL for the fiscal years ended June 30, 2022, 2021, and 2020:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2022	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Initial ACL on PCD loans	23	4	52	—	41	120
Provision (benefit) charged to expense	(2,238)	46	2,251	(205)	80	(66)
Losses charged off	(72)	—	—	(65)	(16)	(153)
Recoveries	3	—	—	64	2	69
Balance, end of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2021	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision charged to expense	2,973	281	(1,364)	(1,232)	(1,260)	(602)
Losses charged off	(180)	—	(90)	(146)	(318)	(734)
Recoveries	3	—	1	47	35	86
Balance, end of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2020	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	1,529	645	2,730	300	798	6,002
Losses charged off	(379)	—	(12)	(189)	(273)	(853)
Recoveries	19	—	15	25	28	87
Balance, end of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139

The following tables present the balance in the allowance for off-balance credit exposure based on portfolio segment as of June 30, 2022 and 2021, and activity in allowance for the fiscal yeasr ended June 30, 2022 and 2021:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2022	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	21	1,676	233	(157)	(220)	1,553
Balance, end of period	$58	$2,178	$421	$61	$640	$3,358

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2021	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period period	$19	$769	$172	$153	$846	$1,959
Impact of CECL adoption	35	(167)	95	197	108	268
Provision (benefit) charged to expense	(17)	(100)	(79)	(132)	(94)	(422)
Balance, end of period	$37	$502	$188	$218	$860	$1,805

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

The following tables presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of June 30, 2022. This tables includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
June 30,	2022	2021	2020	2019	2018	Prior	loans	Total
Residential Real Estate
Pass	$380,502	$295,260	$118,464	$19,383	$22,143	$58,545	$6,074	$900,371
Watch	44	242	1,083	56	—	30	—	1,455
Special Mention	—	—	—	—	—	—	—	—
Substandard	266	918	87	440	18	605	—	2,334
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$380,812	$296,420	$119,634	$19,879	$22,161	$59,180	$6,074	$904,160

Construction Real Estate
Pass	$100,114	$34,082	$—	$—	$—	$—	$220	$134,416
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$100,114	$34,082	$—	$—	$—	$—	$220	$134,416

Commercial Real Estate
Pass	$487,486	$284,736	$105,893	$71,380	$51,804	$78,115	$23,669	$1,103,083
Watch	4,763	769	1,818	—	668	2,000	548	10,566
Special Mention	9,297	—	—	—	—	—	—	9,297
Substandard	22,086	481	140	13	22	93	65	22,900
Doubtful	827	—	—	—	—	—	—	827
Total Commercial Real Estate	$524,459	$285,986	$107,851	$71,393	$52,494	$80,208	$24,282	$1,146,673

Consumer
Pass	$28,519	$10,989	$3,662	$1,524	$916	$676	$46,521	$92,807
Watch	21	71	—	—	—	—	—	92
Special Mention	—	—	—	—	—	—	—	—
Substandard	23	6	4	—	10	31	23	97
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$28,563	$11,066	$3,666	$1,524	$926	$707	$46,544	$92,996

Commercial
Pass	$111,370	$93,906	$20,795	$10,496	$3,253	$7,612	$190,235	$437,667
Watch	1,319	194	38	6	—	186	1,206	2,949
Special Mention	—	—	—	—	—	—	—	—
Substandard	295	11	—	186	—	167	323	982
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$112,984	$94,111	$20,833	$10,688	$3,253	$7,965	$191,764	$441,598

Total Loans
Pass	$1,107,991	$718,973	$248,814	$102,783	$78,116	$144,948	$266,719	$2,668,344
Watch	6,147	1,276	2,939	62	668	2,216	1,754	15,062
Special Mention	9,297	—	—	—	—	—	—	9,297
Substandard	22,670	1,416	231	639	50	896	411	26,313
Doubtful	827	—	—	—	—	—	—	827
Total	$1,146,932	$721,665	$251,984	$103,484	$78,834	$148,060	$268,884	$2,719,843

At June 30, 2022, PCD loans comprised $23.1 million of credits rated “Pass”; $4.7 million of credits rated “Watch”; none rated “Special Mention”; $1.1 million of credits rated “Substandard”; and none rated “Doubtful”.

The following tables presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of June 30, 2021. This tables includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

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

Past Due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2022 and 2021. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2022
Real Estate Loans:
Residential	$1,402	$—	$1,064	$2,466	$901,694	$904,160	$—
Construction	—	—	—	—	134,416	134,416	—
Commercial	416	615	288	1,319	1,145,354	1,146,673	—
Consumer loans	340	45	57	442	92,554	92,996	—
Commercial loans	274	72	13	359	441,239	441,598	—
Total loans	$2,432	$732	$1,422	$4,586	$2,715,257	$2,719,843	$—

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2021
Real Estate Loans:
Residential	$312	$364	$613	$1,289	$719,927	$721,216	$—
Construction	—	—	30	30	134,254	134,284	—
Commercial	363	—	374	737	889,056	889,793	—
Consumer loans	195	66	84	345	77,329	77,674	—
Commercial loans	368	939	110	1,417	412,707	414,124	—
Total loans	$1,238	$1,369	$1,211	$3,818	$2,233,273	$2,237,091	$—

Under the CARES Act, financial institutions had the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at June 30, 2021, included $23.9 million in loans reported as current in the above table, while none were reported as past due.

At June 30, 2022 and 2021 there were no PCD loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at June 30, 2022 and 2021:

	Amortized cost basis of
(dollars in thousands)	loans determined to be	Related allowance
June 30, 2022	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$864	$193
Total loans	$864	$193

	Amortized cost basis of
(dollars in thousands)	loans determined to be	Related allowance
June 30, 2021	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$895	$223
Total loans	$895	$223

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at June 30, 2022 and 2021. The table excludes performing TDRs.

	June 30,
(dollars in thousands)	2022	2021
Residential real estate	$1,647	$3,235
Construction real estate	—	30
Commercial real estate	2,259	1,914
Consumer loans	73	100
Commercial loans	139	589
Total loans	$4,118	$5,868

At June 30, 2022, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the periods ended June 30, 2022 and 2021, was immaterial.

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

During fiscal 2022, there were six loans modified as TDRs totaling $24.5 million. During fiscal 2021, there were three loans modified as TDRs totaling $894,000.

Performing loans classified as TDRs at June 30, 2022 and June 30, 2021 segregated by class, are shown in the table below. Nonperforming TDRs are shown in nonaccrual loans.

	June 30, 2022		June 30, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	11	$3,625	1	$895
Construction real estate	—	—	—	—
Commercial real estate	8	25,132	4	949
Consumer loans	—	—	—	—
Commercial loans	8	1,849	7	1,397
Total	27	$30,606	12	$3,241

Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2022 and June 30, 2021, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $580,000 and $622,000, respectively. In addition, as of June 30, 2022 and June 30, 2021, the Company had residential mortgage loans and home equity loans with a carrying value of $486,000 and $533,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2022 and 2021, respectively:

	June 30,
(dollars in thousands)	2022	2021
Beginning Balance	$10,624	$8,603
Additions	6,393	8,474
Repayments	(6,403)	(6,453)
Ending Balance	$10,614	$10,624

NOTE 4: Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2022	2021
Land	$13,532	$12,452
Buildings and improvements	64,730	56,422
Construction in progress	142	1,158
Furniture, fixtures, equipment and software	20,838	18,985
Automobiles	120	120
Operating leases ROU asset	3,849	2,770
	103,211	91,907
Less accumulated depreciation	31,864	27,830
	$71,347	$64,077

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

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the years ended June 30, 2022 and 2021, income recognized from these lessor agreements was $279,000 and $307,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense. The operating leases are now included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

In the February 2022 acquisition of Fortune, the Company assumed a ground lease with an entity that is controlled by a Company insider. This property is in St. Louis County, MO and is in its third year of a twenty year term.

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

	At or For the	At or For the
	Twelve Months Ended	Twelve Months Ended
	June 30, 2022	June 30, 2021
Consolidated Balance Sheet
Operating leases right of use asset	$3,849	$2,770
Operating leases liability	$3,849	$2,770

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$451	$340
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$382	$282
ROU assets obtained in exchange for operating lease obligations:	$—	$804

For the years ended June 30, 2022 and 2021, lease expense was $451,000 and $340,000, respectively. At June 30, 2022, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2023	$442
2024	443
2025	439
2026	434
2027	418
Thereafter	4,074
Future lease payments expected	$6,250

NOTE 5: Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2022	2021
Non-interest bearing accounts	$426,929	$358,418
NOW accounts	1,171,620	925,280
Money market deposit accounts	303,612	253,614
Savings accounts	274,283	230,905
TOTAL NON-MATURITY DEPOSITS	2,176,444	1,768,217
Certificates
0.00-0.99%	408,479	332,958
1.00-1.99%	171,997	155,078
2.00-2.99%	51,692	63,777
3.00-3.99%	6,298	10,606
4.00-4.99%	165	167
TOTAL CERTIFICATES	638,631	562,586
TOTAL DEPOSITS	$2,815,075	$2,330,803

The aggregate amount of deposits with a minimum denomination of $250,000 was $848.9 million and $668.8 million at June 30, 2022 and 2021, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2022 to June 30, 2023	$377,842
July 1, 2023 to June 30, 2024	91,429
July 1, 2024 to June 30, 2025	71,706
July 1, 2025 to June 30, 2026	54,057
July 1, 2026 to June 30, 2027	42,844
Thereafter	753
TOTAL	$638,631

Brokered certificates totaled $10.8 million and $5.0 million at June 30, 2022 and 2021, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2022 and 2021 totaled approximately $6.0 million and $4.3 million, respectively.

NOTE 6:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Interest	June 30,
Maturity	Rate	2022	2021

		(dollars in thousands)
09/07/21	2.81%	—	9,000
09/09/21	2.28%	—	1,994
10/01/21	2.53%	—	5,000
11/16/21	2.43%	—	5,000
03/07/22	0.95%	—	3,000
03/31/22	1.91%	—	248
08/15/22	1.89%	3,000	3,000
11/16/22	0.51%	1,994	—
03/6/23	0.99%	3,000	3,000
07/24/23	0.59%	987	—
11/15/23	0.57%	980	—
03/6/24	0.95%	3,000	3,000
03/28/24	2.56%	8,000	8,000
07/24/24	0.66%	1,940	—
08/13/24	1.88%	3,000	3,000
02/21/25	1.28%	—	5,000
02/21/25	1.53%	5,000	5,000
03/6/25	1.01%	3,000	3,000
07/15/25	0.77%	1,913	—
07/22/26	1.10%	1,909	—
12/14/26	2.65%	234	287
	TOTAL	$37,957	$57,529
Weighted-average rate		1.47%	1.97%

Of the advances outstanding at June 30, 2022, one advance totaling $5.0 million is callable by the FHLB prior to maturity. In addition to the above advance, the Bank had additional available credit amounting to $500.6 million and $383.0 million with the FHLB at June 30, 2022 and 2021, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $889.7 million and $769.8 million were pledged to the FHLB at June 32, 2022 and 2021, respectively. The principal maturities of FHLB advances at June 30, 2022, are below:

June 30, 2022
FHLB Advance Maturities	(dollars in thousands)
July 1, 2022 to June 30, 2023	$7,994
July 1, 2023 to June 30, 2024	12,967
July 1, 2024 to June 30, 2025	12,940
July 1, 2025 to June 30, 2026	1,913
July 1, 2026 to June 30, 2027	2,143
TOTAL	$37,957

NOTE 7: Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At June 30, 2022, the Debentures carried an interest rate of 4.78%. The balance of the Debentures outstanding was $7.2 million at June 30, 2022 and June 30, 2021. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2022, the current rate was 4.28%. The carrying value of the debt securities was approximately $2.7 million at June 30, 2022 and 2021.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2022, the current rate was 3.63%. The carrying value of the debt securities was approximately $5.4 million and $5.3 million at June 30, 2022 and 2021, respectively.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $461,000 at June 30, 2022.

In connection with its February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at June 30, 2022.

NOTE 8: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2022, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2022. Total 401(k) expense for fiscal 2022, 2021, and 2020, was $1.9 million, $1.7 million, and $1.5 million, respectively. At June 30, 2022, 401(k) plan participants held approximately 398,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (the EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. From fiscal 2012 through fiscal

2017, the Company awarded 122,803 shares, and no awards were made under the plan since fiscal 2017. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2022, 2021, and 2020, there were 2,250, 2,700, and 2,825 EIP shares (split-adjusted) vested each year, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. The EIP expense for fiscal 2022, 2021, and 2020 was $46,000, $84,000, and $88,000, respectively. At June 30, 2022, no awards remained outstanding, and there was no unvested compensation expense related to the EIP.

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

As of June 30, 2022, there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. The aggregate intrinsic value of stock options outstanding, all of which were exercisable, at June 30, 2022, was $277,000. During fiscal 2020, options to purchase 10,000 shares were exercised; no options to purchase shares were exercised in fiscal 2022 or 2021. The intrinsic value of options vested in fiscal 2020 was $14,000, and no options vested in fiscal 2022 or 2021.

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

Under the 2017 Plan, options to purchase 94,000 shares have been issued to employees, of which none have been exercised or forfeited, and 94,000 remain outstanding. As of June 30, 2022, there was $561,000 in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2017 Plan at June 30, 2022, was $752,000, and no options were exercisable at June 30, 2022, at a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2022 and 2021 was $150,000, and $87,000, respectively. No in-the-money options were vested in fiscal 2020.

Full value awards totaling 22,350, 18,925, and 15,525 shares, respectively, were issued to employees and directors in fiscal 2022, 2021, and 2020. All full value awards were in the form of either:

●	restricted stock vesting at the rate of 20% of such shares per year,
●	performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a trailing three-year period, or
●	restricted stock vesting after a three-year service requirement.

During fiscal 2022, 2021, and 2020, full value awards of 12,860, 9,770, and 7,080 shares were vested, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the  vesting period. Compensation expense for full value awards under the 2017 Plan for fiscal 2022, 2021, and 2020 was $548,000, $351,000, and $293,000, respectively. At June 30, 2022, unvested compensation expense related to full value awards under the 2017 Plan was approximately $1.9 million.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2022		2021		2020
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$33.77	89,500	$33.22	60,500	$26.35	51,000
Granted	53.82	14,500	34.91	29,000	37.40	19,500
Exercised	—	—	—	—	6.38	(10,000)
Forfeited	—	—	—	—	—	—
Outstanding at year-end	$36.56	104,000	$33.77	89,500	$33.22	60,500
Options exercisable at year-end	$31.92	44,900	$29.79	29,000	$26.31	18,900

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2022, 2021, and 2020:

	2022	2021	2020
Assumptions:
Expected dividend yield	1.49%	1.83%	1.60%
Expected volatility	28.02%	27.72%	22.55%
Risk-free interest rate	1.82%	1.14%	1.55%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$16.38	$9.19	$8.81

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2022:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
26 mo.	10,000	$17.55	10,000	$17.55
67 mo.	13,500	37.31	10,800	37.31
78 mo.	17,500	34.35	10,500	34.35
92 mo.	19,500	37.40	7,800	37.40
103 mo.	29,000	34.91	5,800	34.91
115 mo.	14,500	53.82	—	53.82

NOTE 9: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state tax examinations by tax authorities for tax years ending June 30, 2017 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	June 30, 2022	June 30, 2021
Deferred tax assets:
Provision for losses on loans	$7,761	$7,626
Accrued compensation and benefits	828	826
NOL carry forwards acquired	57	147
Unrealized loss on other real estate	72	180
Unrealized loss on available for sale securities	4,921	—
Other	—	182
Total deferred tax assets	13,639	8,961

Deferred tax liabilities:
Purchase accounting adjustments	224	210
Depreciation	1,974	1,842
FHLB stock dividends	120	120
Prepaid expenses	415	283
Unrealized gain on available for sale securities	—	821
Other	181	1,193
Total deferred tax liabilities	2,914	4,469
Net deferred tax asset	$10,725	$4,492

As of June 30, 2022, the Company had approximately $261,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2022	2021	2020
Tax at statutory rate	$12,580	$12,538	$7,231
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(349)	(453)	(444)
State tax, net of Federal benefit	812	1,018	299
Cash surrender value of Bank-owned life insurance	(245)	(378)	(214)
Tax credit benefits	(45)	(11)	(48)
Other, net	(18)	(189)	63
Actual provision	$12,735	$12,525	$6,887

For the years ended June 30, 2022, 2021, and 2020, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR). Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

NOTE 10: Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2022	2021
Net unrealized gain (loss) on securities available-for-sale	$(22,366)	$3,734
Net unrealized gain on securities available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(1)	(1)
Unrealized gain from defined benefit pension plan	(37)	(26)
	(22,404)	3,707
Tax effect	4,917	(825)
Net of tax amount	$(17,487)	$2,882

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the years ended June 30, 2022 and 2021, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)			Affected Line Item in the Condensed
	2022	2021	Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$—	$90	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	(11)	6	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	(11)	96
Tax benefit	(2)	20	Provision for income tax
Total reclassification out of AOCI	$(9)	$76	Net Income

NOTE 11: Stockholders’ Equity and Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company and Bank’s regulators could require adjustments to regulatory capital not reflected in the consolidated financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of June 30, 2022 and 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules to provide temporary relief to community banking organizations. Under the rules, CBLR requirement was a minimum of 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

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

As of June 30, 2022, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$370,013	13.42%	$220,558	8.00%	n/a	n/a
Southern Bank	352,169	12.90%	218,397	8.00%	272,996	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,316	12.16%	165,418	6.00%	n/a	n/a
Southern Bank	325,183	11.91%	163,797	6.00%	218,397	8.00%
Tier I Capital (to Average Assets)
Consolidated	335,316	10.41%	128,822	4.00%	n/a	n/a
Southern Bank	325,183	10.22%	127,333	4.00%	159,167	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	319,971	11.61%	124,064	4.50%	n/a	n/a
Southern Bank	325,183	11.91%	122,848	4.50%	177,447	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$315,490	14.18%	$177,938	8.00%	n/a	n/a
Southern Bank	308,482	13.96%	176,816	8.00%	221,019	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	287,701	12.93%	133,453	6.00%	n/a	n/a
Southern Bank	282,638	12.79%	132,612	6.00%	176,816	8.00%
Tier I Capital (to Average Assets)
Consolidated	287,701	10.61%	108,505	4.00%	n/a	n/a
Southern Bank	282,638	10.43%	108,369	4.00%	135,461	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	272,458	12.25%	100,090	4.50%	n/a	n/a
Southern Bank	282,638	12.79%	99,459	4.50%	143,663	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2022, approximately $38.0 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

NOTE 12: Commitments and Contengencies

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

The Company had total outstanding standby letters of credit amounting to $3.7 million at June 30, 2022, and $4.0 million at June 30, 2021, with terms ranging from 12 to 24 months. At June 30, 2022, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $707.7 million in commitments to extend credit at June 30, 2022, and $491.6 million at June 30, 2021.

At June 30, 2022, total commitments to originate fixed-rate loans with terms in excess of one year were $240.0 million at rates ranging from 2.19% to 6.75%, with a weighted-average rate of 4.66%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $1.0 billion at June 30, 2022, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

Legal proceedings. In the opinion of management, the Company and its Bank subsidiary are not parties to any pending claims or lawsuits that are expected to have a material effect on the Company’s financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company or the Bank, mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Company or the Bank holds security interests, claims involving the making and servicing of real property loans and other activities incident to the Company’s or the Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s or the Bank’s ordinary business, the Company and the Bank are not parties to any material pending legal proceedings that are expected to have a material effect on the financial condition or operations of the Company.

NOTE 13: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	June 30,
(dollars in thousands except per share data)	2022	2021	2020

Net income	$47,169	$47,180	$27,545
Less: distributed earnings allocated to participating securities	(30)	(18)	—
Less: undistributed earnings allocated to participating securities	(165)	(135)	—
Net income available to common shareholders	$46,974	$47,027	$27,545

Denominator for basic earnings per share -
Weighted-average shares outstanding	8,994,022	9,007,814	9,189,876
Effect of dilutive securities stock options or awards	17,122	2,923	9,293
Denominator for diluted earnings per share	9,011,144	9,010,737	9,199,169

Basic earnings per share available to common stockholders	$5.22	$5.22	$3.00
Diluted earnings per share available to common stockholders	$5.21	$5.22	$2.99

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 22,750, 99,825, and 50,500 were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

NOTE 14: Acquisitions

On February 25, 2022, the Company completed its acquisition of Fortune Financial Corporation (“Fortune”), and its wholly owned subsidiary, FortuneBank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into Southern Bank simultaneously with the acquisition of Fortune. For the fiscal year ended June 30, 2022, the Company incurred $1.4 million of third party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Fortune acquisition is detailed in the following table.

Fortune Financial Corporation
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$12,664
Common stock, at fair value	22,884
Total consideration	$35,548

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$34,280
Interest bearing time deposits	2,300
Loans	202,053
Premises and equipment	7,690
BOLI	3,720
Identifiable intangible assets	1,602
Miscellaneous other assets	3,512

Deposits	(213,670)
FHLB Advances	(9,681)
Subordinated debt	(7,800)
Miscellaneous other liabilities	(1,214)
Total identifiable net assets	22,792
Goodwill	$12,756

Of the total purchase price, $1.6 million has been allocated to core deposit intangible, and will be amortized over seven years on a straight line basis. Additionally, $12.8 million has been allocated to goodwill, and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and Fortune. To the extent that management revises any of the fair value of the above fair value adjustments as a result of continuing evaluation, the amount of goodwill recorded in the acquisition will change.

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

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the fiscal year ended June 30, 2022, the Company incurred $50,000 of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Cairo acquisition is detailed in the following table.

First National Bank - Cairo Branch
Fair Value of Consideration Transferred
(dollars in thousands)
Cash received	$(26,932)
Common stock, at fair value	—
Total consideration	$(26,932)

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$220
Loans	408
Premises and equipment	468
Identifiable intangible assets	168
Miscellaneous other assets	1

Deposits	(28,540)
Miscellaneous other liabilities	(99)
Total identifiable net liabilities	(27,374)
Goodwill	$442

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

Recurring Measurements. The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and 2021:

	Fair Value Measurements at June 30, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,479	$—	$44,479	$—
Corporate obligations	19,887	—	19,887	—
Other securities	443	—	443	—
MBS and CMOs	170,585	—	170,585	—

	Fair Value Measurements at June 30, 2021, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$47,696	$—	$47,696	$—
Corporate obligations	20,311	—	20,311	—
Other securities	672	—	672	—
MBS and CMOs	138,341	—	138,341	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2022.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2022 and 2021:

Fair Value Measurements at June 30, 2022, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$—	$—	$—	$—

Fair Value Measurements at June 30, 2021, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$280	$—	$—	$280

The following table presents losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2022 and 2021:

(dollars in thousands)	2022	2021
Foreclosed and repossessed assets held for sale	$(503)	$(44)
Total losses on assets measured on a non-recurring basis	$(503)	$(44)

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

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2021. There were no Level 3 fair value measurements at Junr 30, 2022.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2021	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$280	Third party appraisal	Marketability discount	7.2% - 80.6%	37.1%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2022 and 2021:

	June 30, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$86,792	$86,792	$—	$—
Interest-bearing time deposits	4,768	—	4,768	—
Stock in FHLB	5,893	—	5,893	—
Stock in Federal Reserve Bank of St. Louis	5,790	—	5,790	—
Loans receivable, net	2,686,198	—	—	2,655,882
Accrued interest receivable	11,052	—	11,052	—
Financial liabilities
Deposits	2,815,075	2,176,444	—	637,163
Advances from FHLB	37,957	—	35,916	—
Accrued interest payable	801	—	801	—
Subordinated debt	23,055	—	—	22,070
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2021
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$123,592	$123,592	$—	$—
Interest-bearing time deposits	979	—	979	—
Stock in FHLB	5,873	—	5,873	—
Stock in Federal Reserve Bank of St. Louis	5,031	—	5,031	—
Loans receivable, net	2,200,244	—	—	2,218,762
Accrued interest receivable	10,079	—	10,079	—
Financial liabilities
Deposits	2,330,803	1,768,217	—	565,123
Advances from FHLB	57,529	—	58,587	—
Accrued interest payable	779	—	779	—
Subordinated debt	15,243	—	—	15,468
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

NOTE 17: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
(dollars in thousands)	2022	2021

Condensed Balance Sheets
Assets
Cash and cash equivalents	$8,964	$1,193
Other assets	28,691	14,380
Investment in common stock of Bank	306,549	283,500
TOTAL ASSETS	$344,204	$299,073

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$377	$407
Subordinated debt	23,055	15,243
TOTAL LIABILITIES	23,432	15,650
Stockholders' equity	320,772	283,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$344,204	$299,073

	Year ended June 30,
(dollars in thousands)	2022	2021	2020

Condensed Statements of Income
Interest income	$14	$13	$27
Interest expense	686	534	899
Net interest expense	(672)	(521)	(872)
Dividends from Bank	31,000	12,000	34,000
Bargain purchase gain	—	—	123
Operating expenses	1,124	599	1,529
Income before income taxes and equity in undistributed income of the Bank	29,204	10,880	31,722
Income tax benefit	321	235	292
Income before equity in undistributed income of the Bank	29,525	11,115	32,014
Equity in undistributed income of the Bank	17,644	36,065	(4,469)
NET INCOME	$47,169	$47,180	$27,545
COMPREHENSIVE INCOME	$26,800	$45,615	$30,745

	Year ended June 30,
(dollars in thousands)	2022	2021	2020
Condensed Statements of Cash Flow
Cash Flows from operating activities:
Net income	$47,169	$47,180	$27,545
Changes in:
Equity in undistributed income of the Bank	(17,644)	(36,065)	4,469
Other adjustments, net	(698)	(559)	(904)
NET CASH PROVIDED BY OPERATING ACTIVITES	28,827	10,556	31,110

Investments in Bank subsidiaries	(8,024)	—	(20,463)
NET CASH USED IN INVESTING ACTIVITIES	(8,024)	—	(20,463)

Cash flows from financing activities:
Dividends on common stock	(7,194)	(5,598)	(5,513)
Exercise of stock options	—	—	64
Payments to acquire treasury stock	(5,838)	(8,341)	(5,771)
Repayments of long term debt	—	—	(3,000)
NET CASH USED IN FINANCING ACTIVITIES	(13,032)	(13,939)	(14,220)

Net increase (decrease) in cash and cash equivalents	7,771	(3,383)	(3,573)
Cash and cash equivalents at beginning of year	1,193	4,576	8,149
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,964	$1,193	$4,576

NOTE 18: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2022
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$28,860	$28,096	$28,339	$31,572
Interest expense	3,223	3,038	3,225	3,814

Net interest income	25,637	25,058	25,114	27,758

Provision for credit losses	(305)	—	1,552	240
Noninterest income	4,515	5,285	4,904	6,499
Noninterest expense	14,221	15,070	16,757	17,331
Income before income taxes	16,236	15,273	11,709	16,686
Income tax expense	3,487	3,288	2,358	3,602
NET INCOME	$12,749	$11,985	$9,351	$13,084
Basic earnings per share	$1.43	$1.35	$1.03	$1.41
Diluted earnings per share	$1.43	$1.34	$1.03	$1.41

	June 30, 2021
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,972	$27,871	$27,100	$27,532
Interest expense	4,908	4,344	3,951	3,586

Net interest income	22,064	23,527	23,149	23,946

Provision for loan losses	1,000	1,000	(409)	(2,615)
Noninterest income	4,941	5,720	4,524	4,857
Noninterest expense	13,272	13,046	13,528	14,201
Income before income taxes	12,733	15,201	14,554	17,217
Income tax expense	2,747	3,153	3,096	3,529
NET INCOME	$9,986	$12,048	$11,458	$13,688
Basic earnings per share	$1.09	$1.33	$1.27	$1.53
Diluted earnings per share	$1.09	$1.32	$1.27	$1.53

	June 30, 2020
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,922	$26,646	$26,220	$27,264
Interest expense	7,362	7,269	6,802	5,483

Net interest income	19,560	19,377	19,418	21,781

Provision for loan losses	896	388	2,850	1,868
Noninterest income	3,489	3,674	3,229	4,358
Noninterest expense	12,349	13,025	13,569	15,509
Income before income taxes	9,804	9,638	6,228	8,762
Income tax expense	1,976	1,921	1,129	1,861
NET INCOME	$7,828	$7,717	$5,099	$6,901
Basic earnings per share	$0.85	$0.84	$0.55	$0.76
Diluted earnings per share	$0.85	$0.84	$0.55	$0.76

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Date: September 13, 2022	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew T. Funke
Matthew T. Funke
Chief Administrative Officer
	By:	(Principal Financial Officer) /s/ Lora L. Daves Lora L. Daves Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of June 30, 2022 and 2021, and for each of the three years in the period ended June 30, 2022 and our report dated September 13, 2022, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FORVIS (Formerly, BKD, LLP)

/sig/ FORVIS, LLP

Decatur, Illinois

September 13, 2022

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2022, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” and is incorporated herein by reference.

Delinquent Section 16(a) Reports

Information concerning the delinquent Section 16 reports is incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Schalk, Brooks, Hensley, Robison, and Tooley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2022, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The following table sets forth information as of June 30, 2022, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	104,000	$36.56	185,000	(1)
(1)	Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 185,000 shares remaining available for future awards under the plan, as of June 30, 2022, reflects the 500,000 shares originally available under the shares authorization, less awards of 94,000 option shares and 94,300 full value shares (counted on a 2.5-for-1 basis, or 221,000), plus forfeitures of 5,900 full value shares (counted on a 2.5-for-1 basis, or 14,750 shares).

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

	(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
9.	Change-in-Control Agreements
	(i)	Change-in -Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(iii)	Change-in -Control Agreement with Lora Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(iv)	Change-in -Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(v)	Change-in -Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2022 and incorporated herein by reference)
	(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
	(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)

	(viii)	Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2022
10.2	Director Fee Arrangements for 2022
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2022	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 13, 2022
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 13, 2022
L. Douglas Bagby
Vice-Chairman and Director

By:	/s/ Sammy A. Schalk	September 13, 2022
Sammy A. Schalk
Director

By:	/s/ Rebecca McLane Brooks	September 13, 2022
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 13, 2022
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 13, 2022
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 13, 2022
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 13, 2022
Todd E. Hensley
Director

By:	/s/ Daniel L. Jones	September 13, 2022
Daniel L. Jones Director

By:	/s/ Matthew T. Funke	September 13, 2022
Matthew T. Funke
President and Chief Administrative Officer
(Principal Financial Officer)

By:	/s/ Lora L. Daves	September 13, 2022
Lora L. Daves
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)