Form 10-Q
period 2022-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2022-11-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2022
Common Stock, Par Value $.01	9,229,151 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND JUNE 30, 2022

	September 30, 2022	June 30, 2022
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$47,718	$86,792
Interest-bearing time deposits	2,018	4,768
Available for sale securities	235,116	235,394
Stock in FHLB of Des Moines	13,485	5,893
Stock in Federal Reserve Bank of St. Louis	5,805	5,790
Loans receivable, net of ACL of $37,418 and $33,192 at September 30, 2022 and June 30, 2022, respectively	2,939,191	2,686,198
Accrued interest receivable	13,870	11,052
Premises and equipment, net	70,550	71,347
Bank owned life insurance – cash surrender value	49,024	48,705
Goodwill	27,288	27,288
Other intangible assets, net	7,787	8,175
Prepaid expenses and other assets	32,991	23,380
Total assets	$3,444,843	$3,214,782

Liabilities and Stockholders' Equity
Deposits	$2,851,013	$2,815,075
Advances from FHLB	224,973	37,957
Accounts payable and other liabilities	18,217	17,122
Accrued interest payable	1,172	801
Subordinated debt	23,068	23,055
Total liabilities	3,118,443	2,894,010

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 9,817,776 and 9,815,736 shares issued at September 30, 2022 and June 30, 2022, respectively	98	98
Additional paid-in capital	119,216	119,162
Retained earnings	247,780	240,115
Treasury stock of 588,625 shares at September 30, 2022 and June 30, 2022, at cost	(21,116)	(21,116)
Accumulated other comprehensive loss	(19,578)	(17,487)
Total stockholders' equity	326,400	320,772
Total liabilities and stockholders' equity	$3,444,843	$3,214,782

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2022	2021

Interest Income
Loans	$33,180	$27,694
Investment securities	665	528
Mortgage-backed securities	990	578
Other interest-earning assets	162	60
Total interest income	34,997	28,860
Interest Expense
Deposits	5,761	2,816
Advances from FHLB	438	276
Subordinated debt	290	130
Total interest expense	6,489	3,222
Net Interest Income	28,508	25,638
Provision for Credit Losses	5,056	(305)
Net Interest Income After Provision for Credit Losses	23,452	25,943
Noninterest Income
Deposit account charges and related fees	1,777	1,561
Bank card interchange income	1,018	951
Loan late charges	122	107
Loan servicing fees	312	154
Other loan fees	882	451
Net realized gains on sale of loans	292	369
Earnings on bank owned life insurance	318	281
Other income	793	641
Total noninterest income	5,514	4,515
Noninterest Expense
Compensation and benefits	9,752	8,199
Occupancy and equipment, net	2,447	2,113
Data processing expense	1,445	1,269
Telecommunications expense	331	320
Deposit insurance premiums	215	178
Legal and professional fees	411	234
Advertising	449	329
Postage and office supplies	213	195
Intangible amortization	402	338
Foreclosed property expenses/losses	(41)	31
Other operating expense	1,296	1,018
Total noninterest expense	16,920	14,224
Income Before Income Taxes	12,046	16,234
Income Taxes	2,443	3,488
Net Income	$9,603	$12,746

Basic earnings per share	$1.04	$1.43
Diluted earnings per share	$1.04	$1.43
Dividends paid	$0.21	$0.20

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2022	2021

Net Income	$9,603	$12,746
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(2,680)	13
Tax benefit (expense)	589	(3)
Total other comprehensive income (loss)	(2,091)	10
Comprehensive Income	$7,512	$12,756

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	For the three- month period ended September 30, 2022
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

Net Income			9,603			9,603
Change in unrealized loss on available for sale securities					(2,091)	(2,091)
Dividends paid on common stock ($.21 per share)			(1,938)			(1,938)
Stock option expense		54				54
BALANCE AS OF SEPTEMBER 30, 2022	$98	$119,216	$247,780	$(21,116)	$(19,578)	$326,400

	For the three- month period ended September 30, 2021
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			12,746			12,746
Change in unrealized gain on available for sale securities					10	10
Dividends paid on common stock ($.20 per share)			(1,782)			(1,782)
Stock option expense		37				37
Treasury stock purchased				(1,174)		(1,174)
BALANCE AS OF SEPTEMBER 30, 2021	$94	$95,622	$211,104	$(16,452)	$2,892	$293,260

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2022	2021

Cash Flows From Operating Activities:
Net Income	$9,603	$12,746
Items not requiring (providing) cash:
Depreciation	1,148	1,061
Loss on disposal of fixed assets	—	(137)
Stock option and stock grant expense	54	37
(Gain) loss on sale/write-down of REO	(33)	22
Amortization of intangible assets	402	338
Accretion of purchase accounting adjustments	(456)	(341)
Increase in cash surrender value of bank owned life insurance (BOLI)	(318)	(281)
Provision for credit losses	5,056	(305)
Net amortization of premiums and discounts on securities	248	283
Originations of loans held for sale	(7,803)	(14,000)
Proceeds from sales of loans held for sale	7,065	14,444
Gain on sales of loans held for sale	(292)	(369)
Changes in:
Accrued interest receivable	(2,818)	(1,124)
Prepaid expenses and other assets	(5,507)	432
Accounts payable and other liabilities	334	1,439
Deferred income taxes	6	6
Accrued interest payable	371	(48)
Net cash provided by operating activities	7,060	14,203
Cash flows from investing activities:
Net increase in loans	(255,749)	(48,324)
Net change in interest-bearing deposits	496	(1)
Proceeds from maturities of available for sale securities	6,023	12,452
Net (purchases) redemptions of Federal Home Loan Bank stock	(7,592)	448
Net purchases of Federal Reserve Bank of St. Louis stock	(15)	—
Purchases of available-for-sale securities	(6,447)	(15,111)
Purchases of long-term investment	—	(83)
Purchases of premises and equipment	(397)	(3,063)
Investments in state & federal tax credits	(3,860)	(609)
Proceeds from sale of fixed assets	—	928
Proceeds from sale of foreclosed assets	395	38
Net cash used in investing activities	(267,146)	(53,325)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	17,291	49,139
Net increase (decrease) in certificates of deposits	18,672	(8,239)
Proceeds from Federal Home Loan Bank advances	542,650	—
Repayments of Federal Home Loan Bank advances	(355,663)	(11,012)
Purchase of treasury stock	—	(1,174)
Dividends paid on common stock	(1,938)	(1,782)
Net cash provided by financing activities	221,012	26,932
Decrease in cash and cash equivalents	(39,074)	(12,190)
Cash and cash equivalents at beginning of period	86,792	123,592
Cash and cash equivalents at end of period	$47,718	$111,402
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$127	$58
Conversion of loans to repossessed assets	26	—
Right of use assets obtained in exchange for lease obligations: Operating Leases	95	35

Cash paid during the period for:
Interest (net of interest credited)	$719	$484
Income taxes	1,126	28

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2022, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2022 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At September 30, 2022, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, estimated fair values of purchased loans, and certain other assumptions and judgmental factors relating to investment securities.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $4.6 million and $47.3 million at September 30, 2022 and June 30, 2022, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $5.8 million exceeding the FDIC’s deposit insurance limits at September 30, 2022 and June 30, 2022, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2022, or June 30, 2022.

Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) systems. Capital stock of the Federal Reserve and the FHLB is a required investment of the Bank based upon a predetermined formula and is carried at cost.

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

Bank Owned Life Insurance. Bank owned life insurance policies are reflected in the condensed consolidated balance sheets at the estimated cash surrender value. Changes in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income in the consolidated statements of income.

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2022, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there was no impairment of goodwill at September 30, 2022.

Intangible Assets. The Company’s intangible assets at September 30, 2022 included gross core deposit intangibles of $17.0 million with $11.9 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $2.7 million. At June 30, 2022, the Company’s intangible assets included gross core deposit intangibles of $17.0 million with $11.5 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage and SBA servicing rights of $2.7 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.2 million in the remainder of fiscal 2023, $1.6 million in fiscal 2024, $1.1 million in fiscal 2025, $581,000 in fiscal 2026, $253,000 in fiscal 2027, and $417,000 thereafter. As of June 30, 2022, there was no impairment indicated, and the Company believes there was no impairment of other intangible assets at September 30, 2022.

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

Outside Directors’ Retirement. The Bank entered into directors’ retirement agreements beginning in April 1994 for non-employee directors and for new non-employee directors through December 2014. These directors’ retirement agreements provide that each participating non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant’s vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant’s years of service on the Board.

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

New Accounting Pronouncements:

In March 2020, the CARES Act was signed into law, creating a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The Company elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of December 31, 2019, and (3) execution between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or December 31, 2020. The 2021 Consolidated Appropriations Act, signed into law in December 2020, extended the window during which loans could have been modified without classification as TDRs under ASC Subtopic 310-40, to the earlier of January 1, 2022, or 60 days following the termination of the declared National Emergency.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, for entities that have adopted the amendments in ASU 2016-13 Update, and is not expected to have a material impact on the consolidated financial statements.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$47,532	$15	$(3,661)	$—	$43,886
Corporate obligations	20,821	—	(1,309)	—	19,512
Other securities	2,680	—	(49)	—	2,631
Total debt and equity securities	71,033	15	(5,019)	—	66,029

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	76,837	—	(7,788)	—	69,049
Commercial MBS issued by GSEs	56,319	—	(6,944)	—	49,375
CMOs issued by GSEs	55,975	—	(5,312)	—	50,663
Total MBS and CMOs	189,131	—	(20,044)	—	169,087
Total AFS securities	$260,164	$15	$(25,063)	$—	$235,116

	June 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$47,383	$77	$(2,981)	$—	44,479
Corporate obligations	20,818	32	(963)	—	19,887
Other securities	486	—	(43)	—	443
Total debt and equity securities	68,687	109	(3,987)	—	64,809

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	76,345	—	(7,177)	—	69,168
Commercial MBS issued by GSEs	51,435	—	(5,705)	—	45,730
CMOs issued by GSEs	61,293	—	(5,606)	—	55,687
Total MBS and CMOs	189,073	—	(18,488)	—	170,585
Total AFS securities	$257,760	$109	$(22,475)	$—	$235,394

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2022
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,521	$1,515
After one year but less than five years	11,502	11,174
After five years but less than ten years	33,932	31,418
After ten years	24,078	21,922
Total investment securities	71,033	66,029
MBS and CMOs	189,131	169,087
Total AFS securities	$260,164	$235,116

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $191.8 million at September 30, 2022, and $198.3 million at June 30, 2022. The securities pledged consist of marketable securities, including $120.9 million and $126.3 million of Mortgage-backed Securities, $27.1 million and $27.3 million of Collateralized Mortgage Obligations, $41.5 million and $42.3 million of State and Political Subdivisions Obligations, and $2.3 million and $2.4 million of other securities at September 30, 2022 and June 30, 2022, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30, 2022 and June 30, 2022:

	September 30, 2022
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$35,525	$2,642	$5,443	$1,019	$40,968	$3,661
Corporate obligations	11,506	441	10,006	868	21,512	1,309
Other securities	606	49	—	—	606	49
MBS and CMOs	114,117	9,187	54,970	10,857	169,087	20,044
Total AFS securities	$161,754	$12,319	$70,419	$12,744	$232,173	$25,063

	June 30, 2022
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$31,985	$2,639	$1,600	$342	$33,585	$2,981
Corporate obligations	10,944	420	6,911	543	17,855	963
Other securities	418	43	—	—	418	43
MBS and CMOs	137,590	12,482	29,834	6,006	167,424	18,488
Total AFS securities	$180,937	$15,584	$38,345	$6,891	$219,282	$22,475

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 75 individual securities which have been in an unrealized loss position for less than 12 months and 13 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

At September 30, 2022, corporate obligations included two pooled trust preferred securities with an estimated fair value of $791,000 and unrealized losses of $187,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of September 30, 2022, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities. The unrealized losses on the Company’s investments in other securities includes 13 individual securities which has been in an unrealized loss position for less than 12 months and five individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of September 30, 2022, the unrealized losses on the Company’s investments in MBS and CMOs include 96 individual securities which have been in an unrealized loss position for less than 12 months, and 29 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of September 30, 2022, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the three- month periods ended September 30, 2022 and 2021.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2022	June 30, 2022
Real Estate Loans:
Residential	$1,006,925	$904,160
Construction	316,930	258,072
Commercial	1,232,331	1,146,673
Consumer loans	100,170	92,996
Commercial loans	482,734	441,598
	3,139,090	2,843,499
Loans in process	(162,101)	(123,656)
Deferred loan fees, net	(380)	(453)
Allowance for credit losses	(37,418)	(33,192)
Total loans	$2,939,191	$2,686,198

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2022 the Bank had purchased participations in 38 loans totaling $77.2 million, as compared to 31 loans totaling $70.0 million at June 30, 2022.

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area but made to borrowers who operate within our primary lending area. The majority of the multi-family residential loans that are originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand and supply, rental rates, and vacancies, as well as collateral values and borrower leverage.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity of up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At September 30, 2022, construction loans outstanding included 53 loans, totaling $32.6 million, for which a modification had been agreed to. At June 30, 2022, construction loans outstanding included 57 loans, totaling $13.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs); nor were they made pursuant to exemptions provided under the CARES Act. Under the CARES Act, financial institutions had the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans modified under the CARES Act did not include any construction loans with drawn balances at September 30, 2022.

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

Allowance for Credit Losses. The provision for credit losses for the three- month period ended September 30, 2022, was $5.1 million, compared to a recovery of $305,000 in the same period of the prior fiscal year. Increased provisioning in the three- month period ended September 30, 2022, was attributed primarily to significant loan growth during the quarter, as well as a modest decline in the modeled economic outlook. The Company assesses that the economic outlook has modestly deteriorated as compared to June 30, 2022. The Company has estimated its expected credit losses as of September 30, 2022, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. Projections for GDP growth and unemployment, key drivers in the Company’s ACL model, have deteriorated. As a percentage of average loans outstanding, the Company recorded net charge offs of less than one basis point (annualized) during the current period, little changed from the same period of the prior fiscal year. Specifically, management considered the following:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at September 30, 2022. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and increasing risk factor, relative to June 30, 2022;

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

PCD Loans. In connection with the acquisition of Fortune Financial Corporation (“Fortune”) on February 25, 2022, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Loans that the Company acquired from Fortune, that at the time of acquisition had more-than-insignificant deterioration of credit quality since origination, are classified as PCD loans and presented in the table below at acquisition carrying value:

(dollars in thousands)	February 25, 2022
PCD Loans:
Purchase price of PCD loans at acquisition	$15,055
Allowance for credit losses at acquisition	(120)
Fair value of PCD loans at acquisition	$14,935

The following tables present the balance in the ACL based on portfolio segment as of September 30, 2022 and 2021, and activity in the ACL for the three- month periods ended September 30, 2022 and 2021:

	At period end and for the three months ended September 30, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Provision (benefit) charged to expense	3,030	283	1,048	12	(123)	4,250
Losses charged off	(2)	—	—	(35)	—	(37)
Recoveries	1	—	—	6	6	13
Balance, end of period	$11,937	$2,503	$17,886	$693	$4,399	$37,418

	At period end and for the three months ended September 30, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Provision (benefit) charged to expense	(528)	(125)	348	(72)	(302)	(679)
Losses charged off	(31)	—	—	(13)	—	(44)
Recoveries	1	—	—	42	1	44
Balance, end of period	$10,634	$2,045	$14,883	$873	$4,108	$32,543

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of September 30, 2022 and 2021, and activity in the allowance for the three- month periods ended September 30, 2022 and 2021:

	At period end and for the three months ended September 30, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	135	719	107	—	(155)	806
Balance, end of period	$193	$2,897	$528	$61	$485	$4,164

	At period end and for the three months ended September 30, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	(3)	1,171	(18)	(160)	(616)	374
Balance, end of period	$34	$1,673	$170	$58	$244	$2,179

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of September 30, 2022. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
September 30,	2023	2022	2021	2020	2019	Prior	loans	Total
Residential Real Estate
Pass	$166,308	$351,070	$272,287	$114,507	$17,250	$75,367	$5,124	$1,001,913
Watch	209	340	472	1,145	122	28	—	2,316
Special Mention	—	—	—	—	—	—	—	—
Substandard	856	304	428	183	268	657	—	2,696
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$167,373	$351,714	$273,187	$115,835	$17,640	$76,052	$5,124	$1,006,925

Construction Real Estate
Pass	$39,956	$83,638	$31,023	$—	$—	$—	$212	$154,829
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$39,956	$83,638	$31,023	$—	$—	$—	$212	$154,829

Commercial Real Estate
Pass	$118,727	$468,641	$273,143	$107,591	$68,911	$121,716	$25,504	$1,184,233
Watch	6,736	3,616	762	1,803	—	2,029	50	14,996
Special Mention	—	9,263	—	—	—	—	—	9,263
Substandard	827	22,006	384	3	13	91	515	23,839
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$126,290	$503,526	$274,289	$109,397	$68,924	$123,836	$26,069	$1,232,331

Consumer
Pass	$11,641	$24,138	$9,048	$3,008	$1,166	$1,486	$49,449	$99,936
Watch	58	—	69	—	—	—	—	127
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	22	12	—	—	31	42	107
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$11,699	$24,160	$9,129	$3,008	$1,166	$1,517	$49,491	$100,170

Commercial
Pass	$38,167	$103,245	$80,770	$14,476	$9,239	$9,673	$221,558	$477,128
Watch	734	1,347	117	37	6	—	2,310	4,551
Special Mention	—	—	—	—	—	—	—	—
Substandard	159	466	39	—	31	2	358	1,055
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$39,060	$105,058	$80,926	$14,513	$9,276	$9,675	$224,226	$482,734

Total Loans
Pass	$374,799	$1,030,732	$666,271	$239,582	$96,566	$208,242	$301,847	$2,918,039
Watch	7,737	5,303	1,420	2,985	128	2,057	2,360	21,990
Special Mention	—	9,263	—	—	—	—	—	9,263
Substandard	1,842	22,798	863	186	312	781	915	27,697
Doubtful	—	—	—	—	—	—	—	—
Total	$384,378	$1,068,096	$668,554	$242,753	$97,006	$211,080	$305,122	$2,976,989

At September 30, 2022, PCD loans comprised $24.1 million of credits rated “Pass”; $4.7 million rated “Watch”; none rated “Special Mention”; $951,000 of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of June 30, 2022. This table includes PCD loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

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

At June 30, 2022, PCD loans comprised $23.1 million of credits rated “Pass”; $4.7 million of credits rated “Watch”, none rated “Special Mention”, $1.1 million of credits rated “Substandard” and none rated “Doubtful”.

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30, 2022 and June 30, 2022. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2022
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,448	$88	$1,219	$2,755	$1,004,170	$1,006,925	$301
Construction	140	—	—	140	154,689	154,829	—
Commercial	1,071	583	84	1,738	1,230,593	1,232,331	—
Consumer loans	439	204	73	716	99,454	100,170	—
Commercial loans	781	102	40	923	481,811	482,734	—
Total loans	$3,879	$977	$1,416	$6,272	$2,970,717	$2,976,989	$301

	June 30, 2022
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,402	$—	$1,064	$2,466	$901,694	$904,160	$—
Construction	—	—	—	—	134,416	134,416	—
Commercial	416	615	288	1,319	1,145,354	1,146,673	—
Consumer loans	340	45	57	442	92,554	92,996	—
Commercial loans	274	72	13	359	441,239	441,598	—
Total loans	$2,432	$732	$1,422	$4,586	$2,715,257	$2,719,843	$—

At September 30, 2022 and June 30, 2022 there were no PCD loans that were greater than 90 days past due.

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

Collateral Dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at September 30, 2022, and June 30, 2022:

	September 30, 2022
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$857	$185
Total loans	$857	$185

	June 30, 2022
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$864	$193
Total loans	$864	$193

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30, 2022, and June 30, 2022. The table excludes performing TDRs.

(dollars in thousands)	September 30, 2022	June 30, 2022
Residential real estate	$1,222	$1,647
Construction real estate	—	—
Commercial real estate	1,901	2,259
Consumer loans	86	73
Commercial loans	389	139
Total loans	$3,598	$4,118

At September 30, 2022, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- month periods ended September 30, 2022 and 2021, was immaterial.

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

During the three- month periods ended September 30, 2022 and 2021, certain loans modified were classified as TDRs. They are shown, segregated by class, in the tables below:

For the three-month periods ended
	September 30, 2022		September 30, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	1	$151
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	—	—	—	—
Total	—	$—	1	$151

Performing loans classified as TDRs and outstanding at September 30, 2022, and June 30, 2022, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2022		June 30, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	10	$3,291	11	$3,625
Construction real estate	—	—	—	—
Commercial real estate	8	24,943	8	25,132
Consumer loans	—	—	—	—
Commercial loans	7	1,986	8	1,849
Total	25	$30,220	27	$30,606

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2022 and June 30, 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $230,000 and $580,000, respectively. In addition, as of September 30, 2022, and June 30, 2022, the Company had residential mortgage loans and home equity loans with a carrying value of $651,000 and $486,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2022	June 30, 2022
Land	$13,561	$13,532
Buildings and improvements	64,912	64,730
Construction in progress	201	142
Furniture, fixtures, equipment and software	20,966	20,838
Automobiles	120	120
Operating leases ROU asset	3,803	3,849
	103,563	103,211
Less accumulated depreciation	33,013	31,864
	$70,550	$71,347

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

	September 30, 2022	June 30, 2022
Consolidated Balance Sheet
Operating leases ROU asset	$3,803	$3,849
Operating leases liability	$3,803	$3,849

	For the three-month periods ended
	September 30,
(dollars in thousands)	2022	2021
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$136	$100
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103	$85
ROU assets obtained in exchange for operating lease obligations:	$—	$—

At September 30, 2022, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2023	$331
2024	442
2025	437
2026	433
2027	417
Thereafter	4,064
Future lease payments expected	$6,124

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- month periods ended September 30, 2022 and 2021, income recognized from these lessor agreements was $72,000 and $75,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2022	June 30, 2022
Non-interest bearing accounts	$417,233	$426,929
NOW accounts	1,176,629	1,171,620
Money market deposit accounts	336,081	303,612
Savings accounts	263,767	274,283
Certificates	657,303	638,631
Total Deposit Accounts	$2,851,013	$2,815,075

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three-month periods ended
	September 30,
(dollars in thousands except per share data)	2022	2021

Net income	$9,603	$12,746
Less: distributed earnings allocated to participating securities	(9)	(6)
Less: undistributed earnings allocated to participating securities	(34)	(39)
Net income available to common shareholders	$9,560	$12,701

Weighted-average common shares outstanding, including participating securities	9,229,127	8,898,994
Less: weighted-average participating securities outstanding (restricted shares)	(41,270)	(31,845)
Denominator for basic earnings per share -
Weighted-average shares outstanding	9,187,857	8,867,149
Effect of dilutive securities stock options or awards	22,610	10,173
Denominator for diluted earnings per share	9,210,467	8,877,322

Basic earnings per share available to common stockholders	$1.04	$1.43
Diluted earnings per share available to common stockholders	$1.04	$1.43

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 57,250 and 0 were excluded from the computation of diluted earnings per share for the three- month periods ended September 30, 2022 and 2021, respectively.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Income taxes
Current	$2,436	$3,481
Deferred	7	7
Total income tax provision	$2,443	$3,488

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	September 30, 2022	June 30, 2022
Deferred tax assets:
Provision for losses on loans	$8,875	$7,761
Accrued compensation and benefits	598	828
NOL carry forwards acquired	41	57
Unrealized loss on other real estate	32	72
Unrealized loss on available for sale securities	5,510	4,921
Total deferred tax assets	15,056	13,639

Deferred tax liabilities:
Purchase accounting adjustments	296	224
Depreciation	1,820	1,974
FHLB stock dividends	120	120
Prepaid expenses	368	415
Other	1,145	181
Total deferred tax liabilities	3,749	2,914
Net deferred tax asset	$11,307	$10,725

As of September 30, 2022, the Company had approximately $261,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Tax at statutory rate	$2,530	$3,409
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(81)	(107)
State tax, net of Federal benefit	13	252
Cash surrender value of Bank-owned life insurance	(67)	(59)
Tax credit benefits	(2)	(11)
Other, net	50	4
Actual provision	$2,443	$3,488

For the three- month periods ended September 30, 2022 and 2021, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2022. For fiscal 2023, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- month periods ended September 30, 2022, retirement plan expenses recognized for the Plan totaled approximately $537,000, as compared to $490,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At September 30, 2022, the current rate was 6.28%. The carrying value of the Debentures outstanding was $7.2 million at September 30, 2022 and June 30, 2022. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2022, the current rate was 5.74%. The carrying value of the debt securities was approximately $2.7 million at September 30, 2022 and June 30, 2022.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2022, the current rate was 5.09%. The carrying value of the debt securities was approximately $5.4 million at September 30, 2022 and June 30, 2022, respectively.

The Company’s investment at a face amount of $505,000 in the three trusts noted above is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $462,000 and $461,000 at September 30, 2022 and June 30, 2022, respectively.

In connection with its February 2022 acquisition of Fortune, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at September 30, 2022 and June 30, 2022.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and June 30, 2022:

	Fair Value Measurements at September 30, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$43,886	$—	$43,886	$—
Corporate obligations	19,512	—	19,512	—
Other securities	2,631	—	2,631	—
MBS and CMOs	169,087	—	169,087	—

	Fair Value Measurements at June 30, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,479	$—	$44,479	$—
Corporate obligations	19,887	—	19,887	—
Other securities	443	—	443	—
MBS and CMOs	170,585	—	170,585	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2022 and June 30, 2022:

Fair Value Measurements at September 30, 2022, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$10	$—	$—	$10

Fair Value Measurements at June 30, 2022, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$—	$—	$—	$—

The following table presents losses recognized on assets measured on a non-recurring basis for the three- month periods ended September 30, 2022 and 2021:

	For the three months ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Foreclosed and repossessed assets held for sale	$34	$(28)
Total gains (losses) on assets measured on a non-recurring basis	$34	$(28)

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

Unobservable (Level 3) Inputs. There were no Level 3 fair value measurements at September 30, 2022 or June 30, 2022.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2022 and June 30, 2022.

	September 30, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$47,718	$47,718	$—	$—
Interest-bearing time deposits	2,018	—	2,018	—
Stock in FHLB	13,485	—	13,485	—
Stock in Federal Reserve Bank of St. Louis	5,805	—	5,805	—
Loans receivable, net	2,939,191	—	—	2,888,109
Accrued interest receivable	13,870	—	13,870	—
Financial liabilities
Deposits	2,851,013	2,193,711	—	649,026
Advances from FHLB	224,973	—	222,447	—
Accrued interest payable	1,172	—	1,172	—
Subordinated debt	23,068	—	—	21,072
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$86,792	$86,792	$—	$—
Interest-bearing time deposits	4,768	—	4,768	—
Stock in FHLB	5,893	—	5,893	—
Stock in Federal Reserve Bank of St. Louis	5,790	—	5,790	—
Loans receivable, net	2,686,198	—	—	2,655,882
Accrued interest receivable	11,052	—	11,052	—
Financial liabilities
Deposits	2,815,075	2,176,444	—	637,163
Advances from FHLB	37,957	—	35,916	—
Accrued interest payable	801	—	801	—
Subordinated debt	23,055	—	—	22,070
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On September 20, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Citizens Bancshares, Co., Kansas City, Missouri (“Citizens”) which is the parent company of Citizens Bank and Trust Company. The Merger Agreement provides that Citizens’ shareholders are projected to receive either a fixed exchange ratio of 1.1448 shares of Southern Missouri common stock or a cash payment of $53.50 for each Citizens share. The transaction’s value is approximately $140.0 million, with merger consideration comprised of stock and cash at a 75:25 ratio. The completion of the merger is subject to customary conditions, including approval of the Merger Agreement by Citizens’ shareholders, approval of issuance of our shares in the merger by our shareholders and the receipt of required regulatory approvals. The merger currently is anticipated to be completed in the first quarter of calendar 2023.

On February 25, 2022, the Company completed its acquisition of Fortune, and its wholly owned subsidiary, Fortune Bank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into Southern Bank simultaneously with the acquisition of Fortune. For the three- month periods ended September 30, 2022 and 2021, the Company incurred $44,000 and $25,000, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired based on their estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Fortune acquisition is detailed in the following table.

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

The Company acquired the $204.1 million loan portfolio at an estimated fair value discount of $2.1 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $187.0 million and $211.0 million at the date of acquisition. Management identified 31 PCD loans, with a book balance of $15.1 million, associated with the Fortune acquisition (ASC 310-30).

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the three- month periods ended September 30, 2022 and 2021, the Company incurred no third-party acquisition-related costs.

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2022, the Bank operated from its headquarters, 48 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 46 of its other branch offices. The remaining four branches are either leased or partially owned.

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

The condensed consolidated balance sheet of the Company as of June 30, 2022, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2022, and results of operations for the three- month periods ended September 30, 2022 and 2021.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2022 Annual Report on Form 10-k. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 62 in the Company’s 2022 Annual Report.

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

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of September 30, 2022, total PPP loans outstanding were reduced to $1.4 million.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs). As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications was reduced to six loans with balances totaling $23.9 million. At the January 1, 2022 expiration, the CARES Act was not further extended; therefore, the provisions to temporarily suspend certain requirements under U.S. GAAP as related to TDRs were no longer available. For more information regarding these deferrals and modifications, see discussion included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Credit Losses).

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

During the first three months of fiscal 2023, total assets increased by $230.1 million. The increase was primarily attributable to an increase in loans, net of the allowance for credit losses (ACL), partially offset by a decrease in cash and cash equivalents. Cash equivalents and time deposits decreased by a combined $41.8 million; AFS securities decreased

$278,000; and loans, net of the ACL, increased $253.0 million. Liabilities increased $224.4 million, as deposits increased $35.9 million and advances from the Federal Home Loan Bank (FHLB) increased $187.0 million. Equity increased $5.6 million, attributable primarily to earnings retained after cash dividends paid, partially offset a $2.1 million reduction in accumulated other comprehensive income as the market value of the Company’s investments declined due to increases in market interest rates.

Net income for the first three months of fiscal 2023 was $9.6 million, a decrease of $3.1 million, or 24.7% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s decrease in net income was attributable to increases in provision for credit losses and noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes. Diluted net income was $1.04 per common share for the first three months of fiscal 2023, as compared to $1.43 per common share for the same period of the prior fiscal year. For the first three months of fiscal 2023, as compared to the same period of the prior fiscal year, net interest income increased $2.9 million, or 11.2%; PCL swung from a recovery of $305,000 to a charge of $5.1 million; noninterest income increased $999,000, or 22.1%; noninterest expense increased $2.7 million, or 19.0%; and provision for income tax decreased $1.0 million, or 30.0%. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2023 remained volatile and moved higher, while the yield curve further inverted, with shorter-term obligations yielding more than longer-term obligations. While the Federal Reserve’s Open Market Committee (FOMC) has raised short-term rates significantly since March 2022, market expectations for economic growth over the next several years have become less optimistic. At September 30, 2022, as compared to June 30, 2022, the yield on two-year treasuries increased from 2.92% to 4.22%; the yield on five-year treasuries increased from 3.01% to 4.06%; the yield on ten-year treasuries increased from 2.98% to 3.83%; and the yield on 30-year treasuries increased from 3.14% to 3.79%.

As compared to the first three months of the prior fiscal year, our average yield on earning assets decreased by three basis points, primarily reflecting a decline from year-ago levels in recognition of deferred origination fees from PPP loan repayment through the SBA forgiveness process. Excluding the recognition of PPP fees, the Company would have reported modestly increased loan yields compared to the same quarter of the prior fiscal year. Our cost of interest-bearing liabilities increased by 38 basis points, as the Company increased offering rates on nonmaturity accounts and maturing time deposits to maintain funding in a more competitive environment. Higher market rates reflected the policy of the FOMC, which has increased overnight funding rates and began a “quantitative tightening” program to reverse some of the excess reserves placed into the financial system since March 2020. (See “Results of Operations: Comparison of the three-month periods ended September 30, 2022 and 2021 – Net Interest Income”.) The rapid increase in the level of short-term market interest rates, along with the yield curve inversion is concerning, as our cost of funds is likely to increase at a faster pace than our asset yields over the near term.

As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $37,000 in the current quarter, which impacted net interest margin by less than one basis point, as compared to $2.2 million in the same quarter a year ago, which added 34 basis points to the net interest margin in that period. The remaining balance of deferred origination fees is significantly less than the amount accreted in recent quarters.

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

The Company’s noninterest income for the three-month period ended September 30, 2022, was $5.5 million, an increase $999,000, or 22.1%, as compared to the same period of the prior fiscal year. In the current quarter, increases in other loan fees, loan serving fees, and deposit account service charges were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose.

Noninterest expense for the three-month period ended September 30, 2022, was $16.9 million, an increase of $2.7 million, or 19.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, occupancy expenses, legal and professional, data processing expenses, advertising, and other noninterest expenses. Charges related to merger and acquisition activities totaled $169,000 in the current period, reflected in data processing, and legal and professional fees. In the year ago period, similar charges totaled $25,000.

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

Comparison of Financial Condition at September 30 and June 30, 2022

The Company experienced balance sheet growth in the first three months of fiscal 2023, with total assets of $3.4 billion at September 30, 2022, reflecting an increase of $230.1 million, or 7.2%, as compared to June 30, 2022. Growth primarily reflected an increase in net loans receivable, partially offset by a decrease in cash and cash equivalents.

Cash equivalents and time deposits were a combined $49.7 million at September 30, 2022, a decrease of $41.8 million, or 45.7%, as compared to June 30, 2022. The decrease was primarily a result of loan growth outpacing deposit growth during the period and being partially funded by cash and cash equivalents. AFS securities were $235.1 million at September 30, 2022, a decrease of $278,000, or 0.1%, as compared to June 30, 2022.

Loans, net of the allowance for credit losses (ACL), were $2.9 billion at September 30, 2022, an increase of $253.0 million, or 9.4%, as compared to June 30, 2022. Gross loans increased by $257.2 million, while the ACL attributable to outstanding loan balances increased $4.2 million, or 12.7%, as compared to June 30, 2022. The increase in loan balances was attributable to growth in commercial and residential real estate loans, commercial loans, and a modest contribution from consumer loans. Residential real estate loan balances increased primarily due to growth in the multi-family loan portfolio. Commercial real estate balances increased primarily from loans secured by nonresidential structures, along with modest growth in loans secured by farmland. The increase in commercial loans was attributable to agricultural and commercial and industrial loans. Total remaining PPP balances at September 30, 2022, were $1.4 million, while unrecognized deferred fee income on these loans was immaterial.

Loans anticipated to fund in the next 90 days totaled $229.6 million at September 30, 2022, as compared to $235.0 million at June 30, 2022, and $181.1 million at September 30, 2021.

Deposits were $2.9 billion at September 30, 2022, an increase of $35.9 million, or 1.3%, as compared to June 30, 2022. The deposit portfolio saw fiscal year-to-date increases in certificates of deposit, interest-bearing transaction accounts, and money market deposit accounts, partially offset by decreases in noninterest bearing transaction accounts and savings accounts. The Company’s customers have held unusually high balances on deposit during recent periods, but competition for deposits increased during the current quarter. Public unit balances totaled $516 million at September 30, 2022, an increase of $47.6 million compared to June 30, 2022. The average loan-to-deposit ratio for the first quarter of fiscal 2023 was 98.5%, as compared to 96.4% for the same period of the prior fiscal year.

FHLB advances were $225.0 million at September 30, 2022, an increase of $187.0 million, or 492.7%, as compared to June 30, 2022, as the Company’s loan growth outpaced deposit growth. The increase in FHLB advances was inclusive of $190 million borrowed in overnight or weekly advances, reflecting both the seasonal impact of our agricultural borrowers and public unit depositors, along with recent loan demand.

The Company’s stockholders’ equity was $326.4 million at September 30, 2022, an increase of $5.6 million, or 1.8%, as compared to June 30, 2022. The increase was attributable primarily to earnings retained after cash dividends paid, partially offset by a $2.1 million reduction in accumulated other comprehensive income as the market value of the Company’s investments declined due to increases in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2022 and 2021

The table below presents certain information regarding our financial condition and net interest income for the three- month periods ended September 30, 2022 and 2021. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,281,661	26,116	4.58	1,785,719	22,653	5.07
Other loans (1)	542,625	7,064	5.21	476,376	5,041	4.23
Total net loans	2,824,286	33,180	4.70	2,262,095	27,694	4.90
Mortgage-backed securities	188,645	990	2.10	135,431	578	1.71
Investment securities (2)	83,746	665	3.18	77,133	528	2.74
Other interest-earning assets	28,192	162	2.29	83,697	60	0.29
TOTAL INTEREST- EARNING ASSETS (1)	3,124,869	34,997	4.48	2,558,356	28,860	4.51
Other noninterest-earning assets (3)	188,584	—		171,505	—
TOTAL ASSETS	$3,313,453	$34,997		$2,729,861	$28,860

Interest-bearing liabilities:
Savings accounts	$268,586	307	0.46	236,073	151	0.25
NOW accounts	1,185,648	2,806	0.95	939,649	1,155	0.49
Money market accounts	327,417	1,098	1.34	252,182	177	0.28
Certificates of deposit	652,284	1,550	0.95	558,119	1,333	0.96
TOTAL INTEREST- BEARING DEPOSITS	2,433,935	5,761	0.95	1,986,023	2,816	0.57
Borrowings:
Securities sold under agreements to repurchase
FHLB advances	83,265	438	2.10	54,701	276	2.02
Junior subordinated debt	23,061	290	5.02	15,256	130	3.40
TOTAL INTEREST- BEARING LIABILITIES	2,540,261	6,489	1.02	2,055,980	3,222	0.63
Noninterest-bearing demand deposits	432,959	—		359,717	—
Other liabilities	13,283	—		25,593	—
TOTAL LIABILITIES	2,986,503	6,489		2,441,290	3,222
Stockholders’ equity	326,950	—		288,571	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,313,453	$6,489		$2,729,861	$3,222

Net interest income		$28,508			$25,638
Interest rate spread (4)			3.46%			3.88%
Net interest margin (5)			3.65%			4.01%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.01%			124.43%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $70.7 million and $48.8 million, respectively, for the three-month period ended September 30, 2022, as compared to $65.2 million and $43.9 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- month period ended September 30, 2022, compared to the three- month period ended September 30, 2021. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2022
	Compared to three-month period ended September 30, 2021
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,119)	$6,883	$(278)	$5,486
Mortgage-backed securities	133	227	53	413
Investment securities (2)	84	45	8	137
Other interest-earning deposits	419	(40)	(278)	101
Total net change in income on interest-earning assets	(483)	7,115	(495)	6,137

Interest-bearing liabilities:
Deposits	1,850	601	494	2,945
FHLB advances	11	144	7	162
Subordinated debt	62	66	32	160
Total net change in expense on interest-bearing liabilities	1,923	811	533	3,267
Net change in net interest income	$(2,406)	$6,304	$(1,028)	$2,870

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2022 and 2021

General. Net income for the three-month period ended September 30, 2022, was $9.6 million, a decrease of $3.1 million, or 24.7%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in provision for credit losses and noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes.

For the three-month period ended September 30, 2022, basic and fully-diluted net income per share available to common shareholders was $1.04 under both measures, as compared to $1.43 under both measures for the same period of the prior fiscal year, which represented decreases of $0.39, or 27.3% under both measures. Our annualized return on average assets for the three-month period ended September 30, 2022, was 1.16%, as compared to 1.87% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2022, was 11.7%, as compared to 17.7% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2022, was $28.5 million, an increase of $2.9 million, or 11.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 22.1% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.65% in the current three-month period, from 4.01% in the same period a year ago. As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $37,000 in the current quarter, which impacted net interest margin by less than one basis point, as compared to $2.2 million in the same quarter a year ago, which added 34 basis points to the net interest margin in that period. In the linked quarter, ended June 30, 2022, accelerated recognition of deferred PPP origination fees totaled $72,000, adding one basis point to the net interest margin. Accretion of deferred origination fees on PPP loans is significantly less than the amount accreted in recent quarters and will be immaterial in future periods.

Loan discount accretion and deposit premium amortization related to the Company’s mergers and acquisitions in August 2014 of Peoples Bank of the Ozarks, in June 2017 of Capaha Bank, in February 2018 of Southern Missouri Bank of Marshfield, in November 2018 of First Commercial Bank, in May 2020 of Central Federal Savings & Loan Association, and in February 2022 of Fortune with the Company resulted in $520,000 in net interest income for the three-month period ended September 30, 2022, as compared to $376,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed seven basis points to net interest margin in the three-month period ended September 30, 2022, as compared to a contribution of six basis points in the same period of the prior fiscal year, and an eight basis point contribution in the linked quarter, ended June 30, 2022, when net interest margin was 3.66%.

For the three-month period ended September 30, 2022 our net interest rate spread was 3.46%, as compared to 3.88% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 39 basis point increase in the average cost of interest-bearing liabilities, combined with a three basis point decrease in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended September 30, 2022, was $35.0 million, an increase of $6.1 million, or 21.3%, as compared to the same period of the prior fiscal year. The increase was attributed to a 22.1% increase in the average balance of assets, partially offset by a three basis point decrease in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio and mortgage-backed securities, partially offset by decreases in other interest-earning assets, including cash and cash equivalents. The modest decline in interest-earning asset yield was attributable primarily to the reduced impact of accretion of deferred origination fees on PPP loans, partially offset by the shift in the composition of our interest-earning asset balances to include a lower proportion of cash and cash equivalents.

Interest Expense. Total interest expense for the three-month period ended September 30, 2022, was $6.5 million, an increase of $3.3 million, or 101.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 39 basis point increase in the average cost of interest-bearing liabilities, combined with a 23.6% increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was attributable primarily to the increased rates offered on certificates of deposit and nonmaturity accounts, while the increased average balance was attributable to growth in interest-bearing nonmaturity accounts, certificates of deposit, and FHLB advances.

Provision for Credit Losses. The PCL for the three-month period ended September 30, 2022, was a charge of $5.1 million, as compared to a credit of $305,000 in the same period of the prior fiscal year. The increased level of provisioning was driven mostly by the loan growth during the quarter, as well as a modest decline in the modeled economic outlook, and was attributable to a $4.2 million increase in the required ACL on outstanding loan balances, combined with an increase of $806,000 in the required ACL for off-balance sheet credit exposure. Projections for GDP growth and unemployment, key drivers in the Company’s ACL model, have deteriorated. As a percentage of average loans outstanding, the Company recorded net charge offs of less than one basis point (annualized) during the current period, little changed from the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended September 30, 2022, was $5.5 million, an increase of $999,000, or 22.1%, as compared to the same period of the prior fiscal year. In the current period, increases in other loan fees, loan serving fees, and deposit account service charges were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose. Origination of residential real estate loans for sale on the secondary market was down 26.2% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by the gain on sale of the guaranteed portion of newly originated government-guaranteed loans. Deposit and service charge income increased 13.8% for the quarter, as compared to the year ago period, primarily due to an increase in NSF activity and fees assessed for other miscellaneous deposit services.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2022, was $16.9 million, an increase of $2.7 million, or 19.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, occupancy expenses, legal and professional fees, data processing expenses, advertising, and other noninterest expenses. Charges related to merger and acquisition activities totaled $169,000 in the current period, reflected in data processing, and legal and professional fees. In the year ago period, similar charges totaled $25,000. The increase in compensation and benefits as compared to the prior year period primarily reflected increases in salaries and wages over the prior year, increased headcount resulting from the Fortune merger, and a modest trend increase in legacy employee headcount. Occupancy expenses increased due to remodeled facilities, facilities added through the Fortune merger, new ATM and ITM installations and other equipment purchases, and charges for utilities and maintenance. Marketing expenses increased due to timing and emphasis of certain customer outreach and branding efforts. Data processing expenses increased primarily as a result of increased transaction volumes associated with the Fortune merger and year-over-year contractual pricing adjustments. Other noninterest expenses increased due to miscellaneous merger-related expenses, expenses related to loan originations, deposit operations, and employee travel and training.

Income Taxes. The income tax provision for the three-month period ended September 30, 2022, was $2.4 million, a decrease of $1.0 million, or 30.0% as compared to the same period of the prior fiscal year due to the decrease of pre-tax income. The effective tax rate declined 20.3% as compared to 21.5% in the same quarter of the prior fiscal year.

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

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- month periods ended September 30, 2022 and 2021:

	For the three months ended
	September 30,
(dollars in thousands)	2022	2021
Balance, beginning of period	$33,192	$33,222
Loans charged off:
Residential real estate	(2)	(31)
Construction	—	—
Commercial business	—	—
Commercial real estate	—	—
Consumer	(35)	(13)
Gross charged off loans	(37)	(44)
Recoveries of loans previously charged off:
Residential real estate	1	1
Construction	—	—
Commercial business	6	1
Commercial real estate	—	—
Consumer	6	42
Gross recoveries of charged off loans	13	44
Net charge offs	(24)	—
Provision charged to expense	4,250	(679)
Balance, end of period	$37,418	$32,543

Our ACL at September 30, 2022, totaled $37.4 million, representing 1.26% of gross loans and 960% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.22% of gross loans and 806% of nonperforming loans at June 30, 2022. The increase in our ACL relative to gross loans was attributable primarily to growth in commercial real estate and commercial lending and a modest deterioration in the economic outlook modeled in our ACL methodology. For the three-month period ended September 30, 2022, the ACL was increased by $4.2 million and the allowance for off-balance sheet credit exposures was increased by $806,000, reflecting a PCL of $5.1 million and net charge offs of $24,000.

The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2022, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. Management continues to consider the potential impact of the lengthy pandemic on borrowers most affected by mitigation efforts, most notably including our borrowers in the hotel industry.

For the three-month period ended September 30, 2021, the ACL decreased by $679,000 and the allowance for off-balance sheet credit exposures increased by $374,000, reflecting a negative PCL of $305,000, and no net charge offs.

At September 30, 2022, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.2 million, as compared to $3.4 million at June 30, 2022. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $806,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	September 30, 2022	ACL	June 30, 2022	ACL
Real Estate Loans:
Residential	$11,937	31.9%	$8,908	26.8%
Construction	2,503	6.7%	2,220	6.7%
Commercial	17,886	47.8%	16,838	50.7%
Consumer loans	693	1.8%	710	2.1%
Commercial loans	4,399	11.8%	4,516	13.6%
	$37,418	100.0%	$33,192	100.0%

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

At September 30, 2022, the Company had loans of $27.7 million, or 0.93% of total loans, adversely classified ($27.7 million classified “substandard”; none classified “doubtful”), as compared to loans of $27.1 million, or 1.00% of total loans, adversely classified ($26.3 million classified “substandard”; $827,000 classified “doubtful”) at June 30, 2022, and $17.1 million, or 0.75% of total loans, adversely classified ($16.3 million classified “substandard”; $836,000 classified “doubtful”) at September 30, 2021. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.7 million at September 30, 2022. As reported in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $4.6 million at June 30, 2022, to $6.3 million at September 30, 2022. Total past due loans were $4.8 million at September 30, 2021.

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

	September 30, 2022	June 30, 2022	September 30, 2021

Nonaccruing loans:
Residential real estate	$1,222	$1,647	$3,059
Construction	—	—	—
Commercial real estate	1,901	2,259	1,950
Consumer	86	73	65
Commercial business	389	139	1,059
Total	3,598	4,118	6,133

Loans 90 days past due accruing interest:
Residential real estate	301	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	301	—	—

Total nonperforming loans	3,899	4,118	6,133
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	1,830	2,180	2,240
Other nonperforming assets	—	11	8
Total nonperforming assets	$5,729	$6,309	$8,381

At September 30, 2022, TDRs totaled $31.0 million, of which $804,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $30.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2022, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2022, TDRs totaled $31.4 million, of which $807,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $30.6 million in TDRs at June 30, 2022, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2022, nonperforming assets totaled $5.7 million, as compared to $6.3 million at June 30, 2022, and $8.4 million at September 30, 2021. The reduction in nonperforming assets was attributable primarily to the reduction in nonperforming loans due to the return to accrual status and the sale of one parcel held in other real estate owned.

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

At September 30, 2022, the Company had outstanding commitments and approvals to extend credit of approximately $769.3 million (including $429.2 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2022, the Bank had pledged $834.9 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $508.1 million, of which $225.9 million was advanced, while $350,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $305,000 was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.4 billion, subject to available collateral. Also, at September 30, 2022, the Bank had pledged a total of $330.1 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $270.5 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at September 30, 2022. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30, 2022 and June 30, 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

In August 2020, the Federal banking agencies adopted a final rule updating a December 2018 rule regarding the impact on regulatory capital of adoption of the CECL standard. The rule allows institutions that adopted the CECL standard in 2020 a five-year transition period to recognize the estimated impact of adoption on regulatory capital. The Company and the Bank elected to exercise the option to recognize the impact of adoption over the five-year period.

As of September 30, 2022, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$383,225	12.61%	$243,122	8.00%	n/a	n/a
Southern Bank	364,426	12.10%	241,023	8.00%	301,279	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	341,119	11.22%	182,342	6.00%	n/a	n/a
Southern Bank	330,017	10.95%	180,767	6.00%	241,023	8.00%
Tier I Capital (to Average Assets)
Consolidated	341,119	10.30%	132,482	4.00%	n/a	n/a
Southern Bank	330,017	9.99%	132,164	4.00%	150,639	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	325,748	10.72%	136,756	4.50%	n/a	n/a
Southern Bank	330,017	10.95%	135,575	4.50%	195,831	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$370,013	13.42%	$220,558	8.00%	n/a	n/a
Southern Bank	352,169	12.90%	218,397	8.00%	272,996	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,316	12.16%	165,418	6.00%	n/a	n/a
Southern Bank	325,183	11.91%	163,797	6.00%	218,397	8.00%
Tier I Capital (to Average Assets)
Consolidated	335,316	10.41%	128,822	4.00%	n/a	n/a
Southern Bank	325,183	10.22%	127,333	4.00%	159,167	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	319,971	11.61%	124,064	4.50%	n/a	n/a
Southern Bank	325,183	11.91%	122,848	4.50%	177,447	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2023, fixed rate 1- to 4-family residential loan production totaled $45.1 million (of which $7.8 million was originated for sale into the secondary market), as compared to $63.6 million during the same period of the prior fiscal year (of which $14.4 million was originated for sale into the secondary market). At September 30, 2022, the fixed rate residential loan portfolio was $510.9 million with a weighted average maturity of 196 months, as compared to $378.2 million at September 30, 2021, with a weighted average maturity of 191 months. The Company originated $10.1 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2022, as compared to $2.5 million during the same period of the prior fiscal year. At September 30, 2022, fixed rate loans with remaining maturities in excess of 10 years totaled $340.5 million, or 11.6% of net loans receivable, as compared to $241.7 million, or 10.7% of net loans receivable at September 30, 2021. The Company originated $286.8 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2022, as compared to $96.8 million during the same period of the prior fiscal year. The Company also originated $27.4 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2022, as compared to $9.2 million during the same period of the prior fiscal year. At September 30, 2022, adjustable-rate home equity lines of credit increased to $48.6 million, as compared to $38.3 million at September 30, 2021. At September 30, 2022, the Company’s investment portfolio had an expected weighted-average life of 5.6 years, compared to 4.6 years at September 30, 2021. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2022, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$157,087	$(162,107)	(51)	5.08	(430)
+200 bp	210,062	(109,133)	(34)	6.58	(279)
+100 bp	273,894	(45,300)	(14)	8.29	(109)
0 bp	319,195	—	—	9.38	—
‑100 bp	375,359	56,165	18	10.73	135
‑200 bp	443,548	124,354	39	12.34	296
‑300 bp	525,768	206,573	65	14.26	489

June 30, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$189,624	$(129,048)	(40)	6.50	(345)
+200 bp	231,603	(87,069)	(27)	7.70	(225)
+100 bp	286,614	(32,058)	(10)	9.20	(75)
0 bp	318,672	—	—	9.95	—
‑100 bp	350,857	32,185	10	10.66	71
‑200 bp	442,479	123,807	39	13.06	311
‑300 bp	523,486	204,814	64	15.09	514

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. The Company’s interest rate sensitivity has increased during the three months ended September 30, 2022, and over the previous fiscal year, primarily as a result of these originations and the significant increase in market interest rates that has occurred. This increased sensitivity is reflected in the tables above. The Company’s above-trend loan growth in the quarter ended September 30, 2022, was attributable in part to the planned merger with Citizens, which will provide significant liquidity. Additionally, Citizens’ asset-sensitive balance sheet will serve to partially offset the Company’s liability sensitivity and exposure to rising interest rates.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2022 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of September, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2022.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
07/01/22 - 07/31/22 period	—	$—	—	306,375
08/01/22 - 08/31/22 period	—	—	—	306,375
09/01/22 - 09/30/22 period	—	—	—	306,375

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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
(i) Employment Agreement with Greg A. Steffens (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2019 and incorporated herein by reference)
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

		(viii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in-control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-control Agreement with Lora L. Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in-control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(v)	Change-in-control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(viii)	Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2022 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 and incorporated herein by reference)
10.2	Director Fee Arrangements for 2022 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 and incorporated herein by reference)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2022	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: November 9, 2022	/s/ Lora L. Daves
Lora L. Daves
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)