Form 10-Q
period 2022-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2023-02-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2023
Common Stock, Par Value $.01	11,307,188 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND JUNE 30, 2022

	December 31, 2022	June 30, 2022
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$53,135	$86,792
Interest-bearing time deposits	2,008	4,768
Available for sale securities	231,389	235,394
Stock in FHLB of Des Moines	7,014	5,893
Stock in Federal Reserve Bank of St. Louis	5,807	5,790
Loans receivable, net of ACL of $37,483 and $33,192 at December 31, 2022 and June 30, 2022, respectively	2,957,536	2,686,198
Accrued interest receivable	14,373	11,052
Premises and equipment, net	67,453	71,347
Bank owned life insurance – cash surrender value	49,074	48,705
Goodwill	27,288	27,288
Other intangible assets, net	7,344	8,175
Prepaid expenses and other assets	28,169	23,380
Total assets	$3,450,590	$3,214,782

Liabilities and Stockholders' Equity
Deposits	$3,005,775	$2,815,075
Advances from FHLB	61,489	37,957
Accounts payable and other liabilities	21,127	17,122
Accrued interest payable	2,140	801
Subordinated debt	23,080	23,055
Total liabilities	3,113,611	2,894,010

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 9,817,776 and 9,815,736 shares issued at December 31, 2022 and June 30, 2022, respectively	98	98
Additional paid-in capital	119,271	119,162
Retained earnings	257,506	240,115
Treasury stock of 588,625 shares at December 31, 2022 and June 30, 2022, at cost	(21,116)	(21,116)
Accumulated other comprehensive loss	(18,780)	(17,487)
Total stockholders' equity	336,979	320,772
Total liabilities and stockholders' equity	$3,450,590	$3,214,782

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2022 AND 2021 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2022	2021	2022	2021

Interest Income
Loans	$36,993	$26,861	$70,173	$54,555
Investment securities	778	556	1,443	1,085
Mortgage-backed securities	1,013	609	2,003	1,186
Other interest-earning assets	67	70	228	130
Total interest income	38,851	28,096	73,847	56,956
Interest Expense
Deposits	8,594	2,739	14,356	5,555
Advances from FHLB	1,657	169	2,095	445
Subordinated debt	349	130	638	260
Total interest expense	10,600	3,038	17,089	6,260
Net Interest Income	28,251	25,058	56,758	50,696
Provision for Credit Losses	1,138	—	6,194	(305)
Net Interest Income After Provision for Credit Losses	27,113	25,058	50,564	51,001
Noninterest Income
Deposit account charges and related fees	1,713	1,623	3,489	3,184
Bank card interchange income	1,079	976	2,097	1,927
Loan late charges	119	172	241	279
Loan servicing fees	257	180	569	334
Other loan fees	612	500	1,494	951
Net realized gains on sale of loans	127	362	419	731
Earnings on bank owned life insurance	319	282	637	563
Other income	1,230	1,190	2,024	1,832
Total noninterest income	5,456	5,285	10,970	9,801
Noninterest Expense
Compensation and benefits	9,793	8,323	19,545	16,522
Occupancy and equipment, net	2,442	2,198	4,890	4,311
Data processing expense	1,430	1,297	2,875	2,566
Telecommunications expense	347	318	677	639
Deposit insurance premiums	263	180	478	358
Legal and professional fees	852	356	1,263	590
Advertising	216	276	665	606
Postage and office supplies	235	186	448	381
Intangible amortization	402	338	803	677
Foreclosed property expenses/losses	35	302	(6)	334
Other operating expense	1,623	1,296	2,919	2,312
Total noninterest expense	17,638	15,070	34,557	29,296
Income Before Income Taxes	14,931	15,273	26,977	31,506
Income Taxes	3,267	3,288	5,710	6,775
Net Income	$11,664	$11,985	$21,267	$24,731

Basic earnings per share	$1.26	$1.35	$2.30	$2.78
Diluted earnings per share	$1.26	$1.35	$2.30	$2.78
Dividends paid	$0.21	$0.20	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2022 AND 2021 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021

Net Income	$11,664	$11,985	$21,267	$24,731
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	1,023	(2,448)	(1,657)	(2,435)
Tax benefit (expense)	(225)	538	364	535
Total other comprehensive income (loss)	798	(1,910)	(1,293)	(1,900)
Comprehensive Income	$12,462	$10,075	$19,974	$22,831

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2022 AND 2021 (Unaudited)

	For the three-and six- month period ended December 31, 2022
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF SEPTEMBER 30, 2022	$98	$119,216	$247,780	$(21,116)	$(19,578)	$326,400

Net Income			11,664			11,664
Change in unrealized gain on available for sale securities					798	798
Dividends paid on common stock ($.21 per share)			(1,938)			(1,938)
Stock option expense		55				55
BALANCE AS OF DECEMBER 31, 2022	$98	$119,271	$257,506	$(21,116)	$(18,780)	$336,979

BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

Net Income			21,267			21,267
Change in unrealized loss on available for sale securities					(1,293)	(1,293)
Dividends paid on common stock ($.42 per share)			(3,876)			(3,876)
Stock option expense		109				109
BALANCE AS OF DECEMBER 31, 2022	$98	$119,271	$257,506	$(21,116)	$(18,780)	$336,979

	For the three- and six- month period ended December 31, 2021
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF SEPTEMBER 30, 2021	$94	$95,622	$211,104	$(16,452)	$2,892	$293,260

Net Income			11,985			11,985
Change in unrealized loss on available for sale securities					(1,910)	(1,910)
Dividends paid on common stock ($.20 per share)			(1,777)			(1,777)
Stock option expense		36				36
Stock grant expense		17				17
BALANCE AS OF DECEMBER 31, 2021	$94	$95,675	$221,312	$(16,452)	$982	$301,611

BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			24,731			24,731
Change in unrealized loss on available for sale securities					(1,900)	(1,900)
Dividends paid on common stock ($.40 per share)			(3,559)			(3,559)
Stock option expense		73				73
Stock grant expense		17				17
Treasury stock purchased				(1,174)		(1,174)
BALANCE AS OF DECEMBER 31, 2021	$94	$95,675	$221,312	$(16,452)	$982	$301,611

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX- MONTH PERIODS ENDED DECEMBER 31, 2022 AND 2021 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2022	2021

Cash Flows From Operating Activities:
Net Income	$21,267	$24,731
Items not requiring (providing) cash:
Depreciation	2,247	2,158
(Gain) loss on disposal of fixed assets	(317)	3
Stock option and stock grant expense	109	90
(Gain) loss on sale/write-down of REO	(30)	283
Amortization of intangible assets	803	677
Accretion of purchase accounting adjustments	(868)	(637)
Increase in cash surrender value of bank owned life insurance (BOLI)	(637)	(563)
Provision (benefit) for credit losses	6,194	(305)
Net amortization of premiums and discounts on securities	481	596
Originations of loans held for sale	(11,395)	(28,271)
Proceeds from sales of loans held for sale	11,362	29,008
Gain on sales of loans held for sale	(419)	(731)
Changes in:
Accrued interest receivable	(3,321)	(633)
Prepaid expenses and other assets	(776)	(1,087)
Accounts payable and other liabilities	2,507	3,831
Deferred income taxes	13	513
Accrued interest payable	1,339	(99)
Net cash provided by operating activities	28,559	29,564
Cash flows from investing activities:
Net increase in loans	(274,628)	(156,655)
Net change in interest-bearing deposits	496	—
Proceeds from maturities of available for sale securities	10,540	24,795
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,121)	752
Net purchases of Federal Reserve Bank of St. Louis stock	(17)	—
Purchases of available-for-sale securities	(6,446)	(27,390)
Purchases of long-term investment	(75)	(133)
Purchases of premises and equipment	(1,582)	(3,689)
Net cash received in acquisition	—	27,151
Investments in state & federal tax credits	(3,860)	(1,827)
Proceeds from sale of fixed assets	3,464	928
Proceeds from sale of foreclosed assets	400	249
Proceeds from BOLI claim	270	—
Net cash used in investing activities	(272,559)	(135,819)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	50,894	206,309
Net increase (decrease) in certificates of deposits	139,850	(13,385)
Proceeds from Federal Home Loan Bank advances	1,507,630	—
Repayments of Federal Home Loan Bank advances	(1,484,155)	(21,025)
Purchase of treasury stock	—	(1,175)
Dividends paid on common stock	(3,876)	(3,559)
Net cash provided by financing activities	210,343	167,165
(Decrease) increase in cash and cash equivalents	(33,657)	60,910
Cash and cash equivalents at beginning of period	86,792	123,592
Cash and cash equivalents at end of period	$53,135	$184,502
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$10	$—
Conversion of loans to repossessed assets	41	14
Right of use assets obtained in exchange for lease obligations: Operating Leases	82	70

The Company assumed the liabilities and purchased associated assets of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$1,707
Cash received	—	27,151

Liabilities assumed	—	28,859

Cash paid during the period for:
Interest (net of interest credited)	$3,081	$1,100
Income taxes	1,662	157

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2022, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2022, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2022 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At December 31, 2022, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company’s investment or loan portfolios resulting from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company’s investments in real estate.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $4.3 million and $47.3 million at December 31, 2022 and June 30, 2022, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $5.8 million exceeding the FDIC’s deposit insurance limits at December 31, 2022 and June 30, 2022, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the Allowance for Credit Losses (“ACL”), by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2022, or June 30, 2022.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 24 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal balance, the Company utilizes the remaining life method. The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined based on statistical analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default to include an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2022, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there was no impairment of goodwill at December 31, 2022.

Intangible Assets. The Company’s intangible assets at December 31, 2022 included gross core deposit intangibles of $17.0 million with $12.3 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage and SBA servicing rights of $2.6 million. At June 30, 2022, the Company’s intangible assets included gross core deposit intangibles of $17.0 million with $11.5 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage and SBA servicing rights of $2.7 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $803,000 in the remainder of fiscal 2023, $1.6 million in fiscal 2024, $1.1 million in fiscal 2025, $581,000 in fiscal 2026, $253,000 in fiscal 2027, and $417,000 thereafter. As of June 30, 2022, there was no impairment indicated, and the Company believes there was no impairment of other intangible assets at December 31, 2022.

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

The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 did not have a material impact on the Company’s consolidated financial statements.

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

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$47,396	$25	$(2,860)	$—	$44,561
Corporate obligations	20,825	—	(1,516)	—	19,309
Other securities	2,431	—	(61)	—	2,370
Total debt and equity securities	70,652	25	(4,437)	—	66,240

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	74,177	—	(6,720)	—	67,457
Commercial MBS issued by GSEs	53,131	—	(6,163)	—	46,968
CMOs issued by GSEs	57,454	—	(6,730)	—	50,724
Total MBS and CMOs	184,762	—	(19,613)	—	165,149
Total AFS securities	$255,414	$25	$(24,050)	$—	$231,389

	June 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$47,383	$77	$(2,981)	$—	44,479
Corporate obligations	20,818	32	(963)	—	19,887
Other securities	486	—	(43)	—	443
Total debt and equity securities	68,687	109	(3,987)	—	64,809

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	76,345	—	(7,177)	—	69,168
Commercial MBS issued by GSEs	51,435	—	(5,705)	—	45,730
CMOs issued by GSEs	61,293	—	(5,606)	—	55,687
Total MBS and CMOs	189,073	—	(18,488)	—	170,585
Total AFS securities	$257,760	$109	$(22,475)	$—	$235,394

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2022
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$2,512	$2,491
After one year but less than five years	12,943	12,444
After five years but less than ten years	37,320	34,602
After ten years	17,877	16,703
Total investment securities	70,652	66,240
MBS and CMOs	184,762	165,149
Total AFS securities	$255,414	$231,389

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $183.6 million at December 31, 2022, and $198.3 million at June 30, 2022. The securities pledged consist of marketable securities, including $120.9 million and $126.3 million of Mortgage-backed Securities, $24.9 million and $27.3 million of Collateralized Mortgage Obligations, $35.9 million and $42.3 million of State and Political Subdivisions Obligations, and $2.0 million and $2.4 million of other securities at December 31, 2022 and June 30, 2022, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at December 31, 2022 and June 30, 2022:

	December 31, 2022
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$26,509	$721	$13,953	$2,139	$40,462	$2,860
Corporate obligations	7,957	493	11,352	1,023	19,309	1,516
Other securities	1,960	21	386	40	2,346	61
MBS and CMOs	92,777	6,264	72,372	13,349	165,149	19,613
Total AFS securities	$129,203	$7,499	$98,063	$16,551	$227,266	$24,050

	June 30, 2022
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$31,985	$2,639	$1,600	$342	$33,585	$2,981
Corporate obligations	10,944	420	6,911	543	17,855	963
Other securities	418	43	—	—	418	43
MBS and CMOs	137,590	12,482	29,834	6,006	167,424	18,488
Total AFS securities	$180,937	$15,584	$38,345	$6,891	$219,282	$22,475

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 59 individual securities which have been in an unrealized loss position for less than 12 months and 27 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include seven individual securities which have been in an unrealized loss position for less than 12 months and ten individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At December 31, 2022, corporate obligations included two pooled trust preferred securities with an estimated fair value of $797,000 and unrealized losses of $182,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of December 31, 2022, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities. The unrealized losses on the Company’s investments in other securities includes eight individual securities which has been in an unrealized loss position for less than 12 months and one individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of December 31, 2022, the unrealized losses on the Company’s investments in MBS and CMOs include 85 individual securities which have been in an unrealized loss position for less than 12 months, and 40 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of December 31, 2022, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the three- and six- month periods ended December 31, 2022 and 2021.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2022	June 30, 2022
Real Estate Loans:
Residential	$1,029,793	$904,160
Construction	365,398	258,072
Commercial	1,246,447	1,146,673
Consumer loans	103,756	92,996
Commercial loans	460,220	441,598
	3,205,614	2,843,499
Loans in process	(210,250)	(123,656)
Deferred loan fees, net	(345)	(453)
Allowance for credit losses	(37,483)	(33,192)
Total loans	$2,957,536	$2,686,198

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At December 31, 2022 the Bank had purchased participations in 38 loans totaling $63.6 million, as compared to 31 loans totaling $70.0 million at June 30, 2022.

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally to finance the construction of owner occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multi-family and commercial construction loans typically mature in 12 to 36 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest-only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At December 31, 2022, construction loans outstanding included 58 loans, totaling $35.5 million, for which a modification had been agreed to. At June 30, 2022, construction loans outstanding included 57 loans, totaling $13.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs).

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

Commercial Business Lending. The Company’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit, including agricultural production and equipment loans. The Company offers both fixed and adjustable rate commercial business loans. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period. Commercial lending risk is primarily driven by the borrower’s successful generation of cash flow from their business enterprise sufficient to service debt, and may be influenced by factors specific to the borrower and industry, or by general economic conditions in the region or in the United States generally. Agricultural production or equipment lending includes unique additional risk factors such as commodity prices, yields, input costs, and weather, as well as farm equipment values.

Allowance for Credit Losses. The provision for credit losses for the three- and six- month periods ended December 31, 2022, was $1.1 million and $6.2 million, respectively, compared to no provision and a recovery of $305,000 in the same period of the prior fiscal year. Increased provisioning in the three- month period ended December 31, 2022, was attributed primarily to increased allowance for off-balance sheet credit exposure during the quarter, while increased provisioning in the six-month period was attributable primarily to loan growth. The Company has estimated its expected credit losses as of December 31, 2022, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. Management continues to closely monitor borrowers most affected by mitigation efforts, most notably including our borrowers in the hotel industry. Projections for GDP growth and unemployment, key drivers in the Company’s ACL model, have weakened. As a percentage of average loans outstanding, the Company recorded net charge offs of two basis points (annualized) during the first six months of fiscal 2023, compared to less than one basis point (annualized) during the same period of the prior fiscal year. Specifically, management considered the following:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at December 31, 2022. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and increasing risk factor, relative to June 30, 2022;

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

The following tables present the balance in the ACL based on portfolio segment as of December 31, 2022 and 2021, and activity in the ACL for the three- and six- month periods ended December 31, 2022 and 2021:

	At period end and for the six months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Provision charged to expense	3,592	534	213	118	158	4,615
Losses charged off	(2)	—	(245)	(76)	(17)	(340)
Recoveries	1	—	—	9	6	16
Balance, end of period	$12,499	$2,754	$16,806	$761	$4,663	$37,483

	At period end and for the three months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$11,937	$2,503	$17,886	$693	$4,399	$37,418
Provision (benefit) charged to expense	562	251	(835)	106	281	365
Losses charged off	—	—	(245)	(41)	(17)	(303)
Recoveries	—	—	—	3	—	3
Balance, end of period	$12,499	$2,754	$16,806	$761	$4,663	$37,483

	At period end and for the six months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Provision (benefit) charged to expense	(404)	(44)	192	(112)	(311)	(679)
Losses charged off	(32)	—	—	(25)	(11)	(68)
Recoveries	1	—	—	51	2	54
Balance, end of period	$10,757	$2,126	$14,727	$830	$4,089	$32,529

	At period end and for the three months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$10,634	$2,045	$14,883	$873	$4,108	$32,543
Provision (benefit) charged to expense	123	81	(156)	(40)	(8)	—
Losses charged off	—	—	—	(13)	(11)	(24)
Recoveries	—	—	—	10	—	10
Balance, end of period	$10,757	$2,126	$14,727	$830	$4,089	$32,529

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of December 31, 2022 and 2021, and activity in the allowance for the three- and six- month periods ended December 31, 2022 and 2021:

	At period end and for the six months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	12	1,451	59	(5)	62	1,579
Balance, end of period	$70	$3,629	$480	$56	$702	$4,937

	At period end and for the three months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$193	$2,897	$528	$61	$485	$4,164
Provision (benefit) charged to expense	(123)	732	(48)	(5)	217	773
Balance, end of period	$70	$3,629	$480	$56	$702	$4,937

	At period end and for the six months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	(3)	1,171	(18)	(160)	(616)	374
Balance, end of period	$34	$1,673	$170	$58	$244	$2,179

	At period end and for the three months ended December 31, 2021
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$34	$1,673	$170	$58	$244	$2,179
Provision (benefit) charged to expense	—	—	—	—	—	—
Balance, end of period	$34	$1,673	$170	$58	$244	$2,179

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of December 31, 2022. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
December 31,	2023	2022	2021	2020	2019	Prior	loans	Total
Residential Real Estate
Pass	$219,153	$341,034	$262,113	$110,057	$16,329	$69,239	$5,602	$1,023,527
Watch	—	338	467	2,348	120	28	49	3,350
Special Mention	—	—	—	—	—	—	—	—
Substandard	848	329	544	489	268	438	—	2,916
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$220,001	$341,701	$263,124	$112,894	$16,717	$69,705	$5,651	$1,029,793

Construction Real Estate
Pass	$69,674	$65,207	$17,427	$—	$—	$—	$2,840	$155,148
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$69,674	$65,207	$17,427	$—	$—	$—	$2,840	$155,148

Commercial Real Estate
Pass	$209,157	$450,360	$262,027	$86,418	$61,274	$95,839	$27,775	$1,192,850
Watch	6,525	7,309	167	4,378	—	2,014	720	21,113
Special Mention	—	—	—	—	—	—	—	—
Substandard	888	30,977	—	3	12	89	515	32,484
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$216,570	$488,646	$262,194	$90,799	$61,286	$97,942	$29,010	$1,246,447

Consumer
Pass	$19,088	$20,649	$7,613	$2,421	$985	$1,320	$51,433	$103,509
Watch	56	—	66	12	—	—	—	134
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	14	59	9	—	31	—	113
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$19,144	$20,663	$7,738	$2,442	$985	$1,351	$51,433	$103,756

Commercial
Pass	$71,947	$84,200	$74,375	$12,712	$8,560	$9,020	$192,625	$453,439
Watch	688	1,412	115	76	6	—	2,421	4,718
Special Mention	—	—	—	—	—	—	—	—
Substandard	172	1,332	39	—	31	—	489	2,063
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$72,807	$86,944	$74,529	$12,788	$8,597	$9,020	$195,535	$460,220

Total Loans
Pass	$589,019	$961,450	$623,555	$211,608	$87,148	$175,418	$280,275	$2,928,473
Watch	7,269	9,059	815	6,814	126	2,042	3,190	29,315
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,908	32,652	642	501	311	558	1,004	37,576
Doubtful	—	—	—	—	—	—	—	—
Total	$598,196	$1,003,161	$625,012	$218,923	$87,585	$178,018	$284,469	$2,995,364

At December 31, 2022, PCD loans comprised $25.2 million of credits rated “Pass”; $5.0 million rated “Watch”; none rated “Special Mention”; $890,000 of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31, 2022 and June 30, 2022. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2022
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,727	$862	$868	$3,457	$1,026,336	$1,029,793	$331
Construction	—	—	—	—	155,148	155,148	—
Commercial	1,868	1,075	198	3,141	1,243,306	1,246,447	—
Consumer loans	693	130	257	1,080	102,676	103,756	—
Commercial loans	189	731	253	1,173	459,047	460,220	—
Total loans	$4,477	$2,798	$1,576	$8,851	$2,986,513	$2,995,364	$331

	June 30, 2022
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,402	$—	$1,064	$2,466	$901,694	$904,160	$—
Construction	—	—	—	—	134,416	134,416	—
Commercial	416	615	288	1,319	1,145,354	1,146,673	—
Consumer loans	340	45	57	442	92,554	92,996	—
Commercial loans	274	72	13	359	441,239	441,598	—
Total loans	$2,432	$732	$1,422	$4,586	$2,715,257	$2,719,843	$—

At December 31, 2022 and June 30, 2022 there were no PCD loans that were greater than 90 days past due.

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

Collateral Dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at December 31, 2022, and June 30, 2022:

	December 31, 2022
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$848	$176
Total loans	$848	$176

	June 30, 2022
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$864	$193
Total loans	$864	$193

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at December 31, 2022, and June 30, 2022. The table excludes performing TDRs.

(dollars in thousands)	December 31, 2022	June 30, 2022
Residential real estate	$1,771	$1,647
Construction real estate	—	—
Commercial real estate	1,706	2,259
Consumer loans	257	73
Commercial loans	725	139
Total loans	$4,459	$4,118

At December 31, 2022, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three-and six- month periods ended December 31, 2022 and 2021, was immaterial.

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

During the three- month periods ended December 31, 2022 and 2021, there were no loan modifications that were classified as TDRs. During the six- month periods ended December 31, 2022 and 2021, certain loans modified were classified as TDRs. They are shown, segregated by class, in the tables below:

For the six-month periods ended
	December 31, 2022		December 31, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	1	$151
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	—	—	—	—
Total	—	$—	1	$151

Performing loans classified as TDRs and outstanding at December 31, 2022, and June 30, 2022, segregated by class, are shown in the table below. Nonperforming TDRs are included in the nonaccrual loans table above.

	December 31, 2022		June 30, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	10	$3,337	11	$3,625
Construction real estate	—	—	—	—
Commercial real estate	8	24,681	8	25,132
Consumer loans	—	—	—	—
Commercial loans	6	2,232	8	1,849
Total	24	$30,250	27	$30,606

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2022 and June 30, 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $230,000 and $580,000, respectively. In addition, as of December 31, 2022, and June 30, 2022, the Company had residential mortgage loans and home equity loans with a carrying value of $744,000 and $486,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2022	June 30, 2022
Land	$12,709	$13,532
Buildings and improvements	62,118	64,730
Construction in progress	757	142
Furniture, fixtures, equipment and software	21,532	20,838
Automobiles	120	120
Operating leases ROU asset	3,767	3,849
	101,003	103,211
Less accumulated depreciation	33,550	31,864
	$67,453	$71,347

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has seven leased properties, which includes banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are now included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

In the February 2022 acquisition of Fortune, the Company assumed a ground lease with an entity that is controlled by a Company insider. This property is in St. Louis County, MO and is in its fourth year of a twenty year term.

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

	December 31, 2022	June 30, 2022
Consolidated Balance Sheet
Operating leases ROU asset	$3,767	$3,849
Operating leases liability	$3,767	$3,849

	For the three-month periods ended		For the six-month periods ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$143	$98	$279	$199
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103	$85	$206	$169
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$—	$—

At December 31, 2022, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2023	$250
2024	442
2025	437
2026	433
2027	417
Thereafter	4,063
Future lease payments expected	$6,042

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and six- month periods ended December 31, 2022, income recognized from these lessor agreements was $61,000 and $132,000, respectively. For the three- and six- month periods ended December 31, 2021, income recognized from these lessor agreements was $70,000 and $145,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2022	June 30, 2022
Non-interest bearing accounts	$447,621	$426,929
NOW accounts	1,171,388	1,171,620
Money market deposit accounts	360,606	303,612
Savings accounts	247,679	274,283
Certificates	778,481	638,631
Total Deposit Accounts	$3,005,775	$2,815,075

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2022	2021	2022	2021

Net income	$11,664	$11,985	$21,267	$24,731
Less: distributed earnings allocated to participating securities	(9)	(8)	(17)	(14)
Less: undistributed earnings allocated to participating securities	(43)	(46)	(78)	(85)
Net income available to common shareholders	$11,612	$11,931	$21,172	$24,632

Weighted-average common shares outstanding, including participating securities	9,229,151	8,887,303	9,229,060	8,893,149
Less: weighted-average participating securities outstanding (restricted shares)	(41,270)	(39,920)	(41,270)	(35,883)
Denominator for basic earnings per share -
Weighted-average shares outstanding	9,187,881	8,847,383	9,187,790	8,857,266
Effect of dilutive securities stock options or awards	22,369	21,780	22,512	15,977
Denominator for diluted earnings per share	9,210,250	8,869,163	9,210,302	8,873,243

Basic earnings per share available to common stockholders	$1.26	$1.35	$2.30	$2.78
Diluted earnings per share available to common stockholders	$1.26	$1.35	$2.30	$2.78

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 22,000 were excluded from the computation of diluted earnings per share for each of the three- and six- month periods ended December 31, 2022, while there were no outstanding options and shares of restricted stock that were excluded from the computation of diluted earnings per share for each of the three- and six- month periods ended December 31, 2021.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Income taxes
Current	$3,261	$2,785	$5,697	$6,262
Deferred	6	503	13	513
Total income tax provision	$3,267	$3,288	$5,710	$6,775

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	December 31, 2022	June 30, 2022
Deferred tax assets:
Provision for losses on loans	$9,066	$7,761
Accrued compensation and benefits	692	828
NOL carry forwards acquired	206	57
Unrealized loss on other real estate	72	72
Unrealized loss on available for sale securities	5,285	4,921
Total deferred tax assets	15,321	13,639

Deferred tax liabilities:
Purchase accounting adjustments	295	224
Depreciation	1,668	1,974
FHLB stock dividends	120	120
Prepaid expenses	459	415
Other	1,703	181
Total deferred tax liabilities	4,245	2,914
Net deferred tax asset	$11,076	$10,725

As of December 31, 2022, the Company had approximately $261,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the April 2020 acquisition of Central Federal Savings and Loan. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Tax at statutory rate	$3,136	$3,207	$5,665	$6,616
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(76)	(87)	(157)	(193)
State tax, net of Federal benefit	165	216	179	468
Cash surrender value of Bank-owned life insurance	(67)	(59)	(134)	(118)
Tax credit benefits	(2)	(10)	(4)	(21)
Other, net	111	21	161	23
Actual provision	$3,267	$3,288	$5,710	$6,775

For the three- and six- month periods ended December 31, 2022 and 2021, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2022. For fiscal 2023, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and six- month periods ended December 31, 2022 retirement plan expenses recognized for the Plan totaled approximately $523,000 and $1.1 million, as compared to $428,000 and $918,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At December 31, 2022, the current rate was 7.49%. The carrying value of the Debentures outstanding was $7.2 million at December 31, 2022 and June 30, 2022. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2022, the current rate was 7.22%. The carrying value of the debt securities was approximately $2.7 million at December 31, 2022 and June 30, 2022.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2022, the current rate was 6.57%. The carrying value of the debt securities was approximately $5.4 million at December 31, 2022 and June 30, 2022, respectively.

The Company’s investment at a face amount of $505,000 in the three trusts noted above is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $463,000 and $461,000 at December 31, 2022 and June 30, 2022, respectively.

In connection with its February 2022 acquisition of Fortune, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at December 31, 2022 and June 30, 2022.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and June 30, 2022:

	Fair Value Measurements at December 31, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,561	$—	$44,561	$—
Corporate obligations	19,309	—	19,309	—
Other securities	2,370	—	2,370	—
MBS and CMOs	165,149	—	165,149	—

	Fair Value Measurements at June 30, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,479	$—	$44,479	$—
Corporate obligations	19,887	—	19,887	—
Other securities	443	—	443	—
MBS and CMOs	170,585	—	170,585	—

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

Nonrecurring Measurements. There were no assets measured at fair value on a nonrecurring basis within the ASC 820 fair value hierarchy.

The following table presents losses recognized on assets measured on a non-recurring basis for the six- month periods ended December 31, 2022 and 2021:

	For the six months ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Foreclosed and repossessed assets held for sale	$35	$(285)
Total gains (losses) on assets measured on a non-recurring basis	$35	$(285)

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

Unobservable (Level 3) Inputs. There were no Level 3 fair value measurements at December 31, 2022 or June 30, 2022.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2022 and June 30, 2022.

	December 31, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$53,135	$53,135	$—	$—
Interest-bearing time deposits	2,008	—	2,008	—
Stock in FHLB	7,014	—	7,014	—
Stock in Federal Reserve Bank of St. Louis	5,807	—	5,807	—
Loans receivable, net	2,957,536	—	—	2,810,850
Accrued interest receivable	14,373	—	14,373	—
Financial liabilities
Deposits	3,005,775	2,227,311	—	765,288
Advances from FHLB	61,489	—	59,184	—
Accrued interest payable	2,140	—	2,140	—
Subordinated debt	23,080	—	—	20,783
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$86,792	$86,792	$—	$—
Interest-bearing time deposits	4,768	—	4,768	—
Stock in FHLB	5,893	—	5,893	—
Stock in Federal Reserve Bank of St. Louis	5,790	—	5,790	—
Loans receivable, net	2,686,198	—	—	2,655,882
Accrued interest receivable	11,052	—	11,052	—
Financial liabilities
Deposits	2,815,075	2,176,444	—	637,163
Advances from FHLB	37,957	—	35,916	—
Accrued interest payable	801	—	801	—
Subordinated debt	23,055	—	—	22,070
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

As noted in a current report on Form 8-K filed January 20, 2023, the Company announced the completion of the merger with Citizens Bancshares, Co., Kansas City, Missouri (“Citizens”), the former parent company of Citizens Bank and Trust Company, which has become a subsidiary of Southern Missouri effective with the closing of the merger. In late February 2023, the Company is planning to merge Citizens Bank and Trust Company with and into Southern Bank, coincident to the scheduled data systems conversion. At December 31, 2022, Citizens reported total consolidated assets of $973 million, including loans, net, of $463 million, and deposits of $838 million. On a pro forma basis, the combined entity will hold assets of approximately $4.4 billion, including loans, net, of $3.4 billion, and deposits of $3.8 billion. For the three- and six- month periods ended December 31, 2022, the Company incurred $605,000 and $730,000, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

On February 25, 2022, the Company completed its acquisition of Fortune, and its wholly owned subsidiary, Fortune Bank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into Southern Bank simultaneously with the acquisition of Fortune. For the three- and six- month periods ended December 31, 2022, the Company incurred $3,000 and $47,000, respectively, compared to $181,000 and $206,000 in the same periods of the prior fiscal year, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

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

Of the total purchase price, $1.6 million was allocated to core deposit intangible, and will be amortized over seven years on a straight line basis. Additionally, $12.8 million was allocated to goodwill, and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and Fortune. To the extent that management revises any of the fair value of the above fair value adjustments as a result of continuing evaluation, the amount of goodwill recorded in the acquisition will change.

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

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the three- and six- month periods ended December 31, 2022, the Company incurred no third-party acquisition-related costs, compared to $24,000 in the same periods of the prior fiscal year.

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

Of the total purchase price, $168,000 was allocated to core deposit intangible, and will be amortized over seven years on a straight line basis. Additionally, $442,000 was allocated to goodwill, and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Southern Bank existing facility with the acquired Cairo branch.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2022, the Bank operated from its headquarters, 48 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 45 of its other branch offices. The remaining five branches are either leased or partially owned.

The significant accounting policies followed by Southern Missouri and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying condensed consolidated condensed financial statements.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2022, and results of operations for the three-and six- month periods ended December 31, 2022 and 2021.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	potential adverse impacts to the economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the continuing COVID-19 pandemic and any governmental or societal responses thereto;

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations, including unemployment levels and labor shortages;
●	fluctuations in interest rates and inflation, including the effects of a potential recession or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits in our market area;
●	legislative or regulatory changes that adversely affect our business;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	the impact of technological changes; and
●	our success at managing the risks involved in the foregoing.

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

COVID-19 Pandemic Response

During the global pandemic that took center stage during the past two years, the Company continued to serve our communities and our customers. The Company continues to actively monitor and respond to any remaining effects of the COVID-19 pandemic.

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

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration on May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of December 31, 2022, total PPP loans outstanding were reduced to $888,000.

Deferrals and modifications. In the months following the onset of the pandemic, the Company adhered to regulatory guidance encouraging financial institutions to work with borrowers affected by the pandemic to defer or temporarily modify payment arrangements. Under the CARES Act and subsequent legislation, in instances where the borrower was otherwise current and performing prior to the pandemic, the Company was permitted the option of temporarily suspending certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs). As of June 30, 2020, the Company had provided such relief for approximately 900 loans totaling $380.2 million. As of June 30, 2021, the number of such modifications was reduced to six loans with balances totaling $23.9 million. At its January 1, 2022 expiration, the CARES Act was not further extended; therefore, the provisions to temporarily suspend certain requirements under U.S. GAAP as related to TDRs were no longer available. For more information regarding these deferrals and modifications, see discussion included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Credit Losses).

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

During the first six months of fiscal 2023, total assets increased by $235.8 million. The increase was primarily attributable to an increase in loans, net of the allowance for credit losses (ACL), partially offset by a decrease in cash and cash equivalents. Cash equivalents and time deposits decreased by a combined $36.4 million; AFS securities decreased

$4.0 million; and loans, net of the ACL, increased $271.3 million. Liabilities increased $219.6 million, as deposits increased $190.7 million and advances from the Federal Home Loan Bank (FHLB) increased $23.5 million. Equity increased $16.2 million, attributable primarily to earnings retained after cash dividends paid, partially offset by a $1.3 million increase in accumulated other comprehensive loss as the market value of the Company’s investments declined due to increases in market interest rates.

Net income for the first six months of fiscal 2023 was $21.3 million, a decrease of $3.5 million, or 14.0% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s decrease in net income was attributable to increases in provision for credit losses and noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes. Diluted net income was $2.30 per common share for the first six months of fiscal 2023, as compared to $2.78 per common share for the same period of the prior fiscal year. For the first six months of fiscal 2023, as compared to the same period of the prior fiscal year, net interest income increased $6.1 million or 12.0%; provision for credit losses (“PCL”) swung from a recovery of $305,000 to a charge of $6.2 million; noninterest income increased $1.2 million, or 11.9%; noninterest expense increased $5.3 million, or 18.0%; and provision for income tax decreased $1.0 million, or 15.7%. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2023 remained volatile and moved higher, while the yield curve further inverted, with shorter-term obligations yielding more than longer-term obligations. While the Federal Reserve’s Open Market Committee (FOMC) has raised short-term rates significantly since March 2022, market expectations for economic growth over the next several years have become less optimistic. At December 31, 2022, as compared to June 30, 2022, the yield on two-year treasuries increased from 2.92% to 4.41%; the yield on five-year treasuries increased from 3.01% to 3.99%; the yield on ten-year treasuries increased from 2.98% to 3.88%; and the yield on 30-year treasuries increased from 3.14% to 3.97%.

As compared to the first six months of the prior fiscal year, our average yield on earning assets increased by 25 basis points, primarily attributable to increases in loans receivable, available for sale securities, and cash and cash equivalents from year-ago levels. Our cost of interest-bearing liabilities increased by 71 basis points, as the Company increased offering rates on nonmaturity accounts and maturing time deposits to maintain funding in a more competitive environment. Brokered CD funding was utilized to reduce the Company’s overnight borrowing position resulting from loan growth outpacing deposit growth. Higher market rates reflected the policy of the FOMC, which has increased overnight funding rates and began a “quantitative tightening” program to reverse some of the excess reserves placed into the financial system since March 2020. (See “Results of Operations: Comparison of the six-month periods ended December 31, 2022 and 2021 – Net Interest Income”.) The rapid increase in the level of short-term market interest rates, along with the yield curve inversion is concerning, as our cost of funds is likely to increase at a faster pace than our asset yields over the near term.

As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $72,000 for the first six months of the fiscal year, which impacted net interest margin by less than one basis point, compared to $3.1 million in the same period a year ago, which impacted net interest margin by 20 basis points.

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

The Company’s noninterest income for the six-month period ended December 31, 2022, was $11.0 million, an increase $1.2 million, or 11.9%, as compared to the same period of the prior fiscal year. In the current period, increases in other loan fees, loan serving fees, deposit account service charges, and bank card interchange income, were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose. Origination of residential real estate loans for sale on the secondary market was down 61.8% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by income from the servicing and gain on sale of the guaranty portion of government-guaranteed loans.

Noninterest expense for the six-month period ended December 31, 2022, was $34.6 million, an increase of $5.3 million, or 18.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, legal and professional, occupancy expenses, data processing expenses, amortization of core deposit intangibles, deposit insurance premiums, and other noninterest expenses, and was partially offset by a reduction in foreclosed property expenses and losses. Charges related to merger and acquisition activities totaled $777,000 in the current fiscal year, reflected in data processing, and legal and professional fees. In the year ago period, similar charges totaled $230,000.

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

Comparison of Financial Condition at December 31 and June 30, 2022

The Company experienced balance sheet growth in the first six months of fiscal 2023, with total assets of $3.5 billion at December 31, 2022, reflecting an increase of $235.8 million, or 7.3%, as compared to June 30, 2022. Growth primarily reflected an increase in net loans receivable, partially offset by a decrease in cash and cash equivalents.

Cash equivalents and time deposits were a combined $55.1 million at December 31, 2022, a decrease of $36.4 million, or 39.8%, as compared to June 30, 2022. The decrease was primarily a result of loan growth outpacing deposit growth during the period. AFS securities were $231.4 million at December 31, 2022, a decrease of $4.0 million, or 1.7%, as compared to June 30, 2022.

Loans, net of the ACL, were $3.0 billion at December 31, 2022, an increase of $271.3 million, or 10.1%, as compared to June 30, 2022. Gross loans increased by $275.6 million, while the ACL attributable to outstanding loan balances increased $4.3 million as compared to June 30, 2022. The increase in loan balances was attributable to growth in residential and commercial real estate loans, drawn construction loan balances, commercial loans, and a modest contribution from consumer loans. Residential real estate loan balances increased primarily due to growth in multi-family loans. Commercial real estate balances increased primarily from an increase in loans secured by nonresidential structures, along with modest growth in loans secured by farmland. Construction loan balances increased due primarily to draws on nonowner-occupied nonresidential real estate and multifamily residential real estate construction loans. The increase in commercial loans was attributable to agricultural and commercial and industrial loans. Total remaining PPP balances at December 31, 2022, were $888,000, while unrecognized deferred fee income on these loans was immaterial.

Loans anticipated to fund in the next 90 days totaled $121.6 million at December 31, 2022, as compared to $235.0 million at June 30, 2022, and $158.2 million at December 30, 2021.

Deposits were $3.0 billion at December 31, 2022, an increase of $190.7 million, or 6.8%, as compared to June 30, 2022. The deposit portfolio saw fiscal year-to-date increases in certificates of deposit, money market deposit accounts, and noninterest bearing transaction accounts, partially offset by decreases in savings accounts. CD growth was attributable in large part to the use of brokered CDs to fund asset growth, accounting for $89.3 million of the total $139.9 million growth in CD balances. Public unit balances totaled $521.2 million at December 31, 2022, an increase of $47.9 million compared to $473.3 million at June 30, 2022, and a $103.4 million increase as compared to $417.8 million at December 31, 2021. The average loan-to-deposit ratio for the second quarter of fiscal 2023 was 103.1%, as compared to 93.6% for the same period of the prior fiscal year.

FHLB advances were $61.5 million at December 31, 2022, an increase of $23.5 million, or 62.0%, as compared to June 30, 2022, as the Company’s loan growth outpaced deposit growth. The increase in FHLB advances was inclusive of $28.5 million in overnight borrowings, reflecting recent loan demand, and was down from $190.0 million borrowed overnight at September 30, 2022, as the Company utilized brokered CD funding in the current quarter to reduce its overnight position.

The Company’s stockholders’ equity was $337.0 million at December 31, 2022, an increase of $16.2 million, or 5.1%, as compared to June 30, 2022. The increase was attributable primarily to earnings retained after cash dividends paid, partially offset by a $1.3 million increase in accumulated other comprehensive loss as the market value of the Company’s investments declined due to increases in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six- Month Periods Ended

December 31, 2022 and 2021

The table below presents certain information regarding our financial condition and net interest income for the three- month periods ended December 31, 2022 and 2021. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2022			December 31, 2021
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,439,885	28,823	4.73	1,848,027	21,636	4.68
Other loans (1)	553,267	8,170	5.91	464,113	5,225	4.50
Total net loans	2,993,152	36,993	4.94	2,312,140	26,861	4.65
Mortgage-backed securities	187,238	1,013	2.16	140,308	609	1.74
Investment securities (2)	87,820	778	3.55	77,148	556	2.88
Other interest-earning assets	5,026	67	5.33	126,445	70	0.22
TOTAL INTEREST- EARNING ASSETS (1)	3,273,236	38,851	4.75	2,656,041	28,096	4.23
Other noninterest-earning assets (3)	179,585	—		174,647	—
TOTAL ASSETS	$3,452,821	$38,851		$2,830,688	$28,096

Interest-bearing liabilities:
Savings accounts	$254,353	365	0.57	240,113	153	0.26
NOW accounts	1,158,197	3,683	1.27	1,016,464	1,164	0.46
Money market accounts	350,917	1,729	1.97	261,196	184	0.28
Certificates of deposit	700,626	2,817	1.61	553,789	1,238	0.89
TOTAL INTEREST- BEARING DEPOSITS	2,464,093	8,594	1.40	2,071,562	2,739	0.53
Borrowings:
FHLB advances	186,098	1,657	3.56	39,019	169	1.73
Junior subordinated debt	23,074	349	6.04	15,281	130	3.41
TOTAL INTEREST- BEARING LIABILITIES	2,673,265	10,600	1.59	2,125,862	3,038	0.57
Noninterest-bearing demand deposits	439,114	—		398,175	—
Other liabilities	11,165	—		9,756	—
TOTAL LIABILITIES	3,123,544	10,600		2,533,793	3,038
Stockholders’ equity	329,277	—		296,895	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,452,821	$10,600		$2,830,688	$3,038

Net interest income		$28,251			$25,058
Interest rate spread (4)			3.16%			3.66%
Net interest margin (5)			3.45%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.44%			124.94%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $70.3 million and $49.1 million, respectively, for the three-month period ended December 31, 2022, as compared to $65.2 million and $44.2 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six- month period ended			Six- month period ended
	December 31, 2022			December 31, 2021
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,360,773	54,939	4.65	1,816,873	44,289	4.88
Other loans (1)	547,946	15,234	5.56	470,245	10,266	4.37
Total net loans	2,908,719	70,173	4.83	2,287,118	54,555	4.77
Mortgage-backed securities	187,941	2,003	2.13	137,870	1,186	1.72
Investment securities (2)	85,783	1,443	3.37	77,140	1,085	2.81
Other interest-earning assets	16,609	228	2.75	105,071	130	0.25
TOTAL INTEREST- EARNING ASSETS (1)	3,199,052	73,847	4.62	2,607,199	56,956	4.37
Other noninterest-earning assets (3)	184,085	—		172,191	—
TOTAL ASSETS	$3,383,137	$73,847		$2,779,390	$56,956

Interest-bearing liabilities:
Savings accounts	$261,469	672	0.51	$238,093	304	0.26
NOW accounts	1,171,922	6,489	1.11	978,057	2,318	0.47
Money market accounts	339,167	2,827	1.67	256,689	361	0.28
Certificates of deposit	676,455	4,368	1.29	555,954	2,572	0.93
TOTAL INTEREST- BEARING DEPOSITS	2,449,013	14,356	1.17	2,028,793	5,555	0.55
Borrowings:
FHLB advances	134,682	2,095	3.11	46,860	445	1.90
Junior subordinated debt	23,068	638	5.53	15,268	260	3.41
TOTAL INTEREST- BEARING LIABILITIES	2,606,763	17,089	1.31	2,090,921	6,260	0.60
Noninterest-bearing demand deposits	436,036	—		385,628	—
Other liabilities	12,224	—		10,108	—
TOTAL LIABILITIES	3,055,023	17,089		2,486,657	6,260
Stockholders’ equity	328,114	—		292,733	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,383,137	$17,089		$2,779,390	$6,260

Net interest income		$56,758			$50,696
Interest rate spread (4)			3.31%			3.77%
Net interest margin (5)			3.55%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.72%			124.69%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $70.5 million and $49.0 million, respectively, for the six-month period ended December 31, 2022, as compared to $65.2 million and $44.1 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six- month periods ended December 31, 2022, compared to the three- and six- month periods ended December 31, 2021. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2022
	Compared to three-month period ended December 31, 2021
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$1,715	$7,911	$506	$10,132
Mortgage-backed securities	150	204	50	404
Investment securities (2)	127	77	18	222
Other interest-earning deposits	1,614	(67)	(1,550)	(3)
Total net change in income on interest-earning assets	3,606	8,125	(976)	10,755

Interest-bearing liabilities:
Deposits	4,351	562	942	5,855
FHLB advances	100	66	53	219
Subordinated debt	179	636	673	1,488
Total net change in expense on interest-bearing liabilities	4,630	1,264	1,668	7,562
Net change in net interest income	$(1,024)	$6,861	$(2,644)	$3,193

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Six Months Ended December 31, 2022
	Compared to six-month period ended December 31, 2021
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$801	$14,954	$(137)	$15,618
Mortgage-backed securities	283	431	103	817
Investment securities (2)	213	122	23	358
Other interest-earning deposits	1,315	(110)	(1,107)	98
Total net change in income on interest-earning assets	2,612	15,397	(1,118)	16,891

Interest-bearing liabilities:
Deposits	6,201	1,163	1,437	8,801
FHLB advances	284	834	532	1,650
Subordinated debt	162	133	83	378
Total net change in expense on interest-bearing liabilities	6,647	2,130	2,052	10,829
Net change in net interest income	$(4,035)	$13,267	$(3,170)	$6,062

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2022 and 2021

General. Net income for the three-month period ended December 31, 2022, was $11.7 million, a decrease of $321,000, or 2.7%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in noninterest expense and provision for credit losses, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes.

For the three-month period ended December 31, 2022, basic and fully-diluted net income per share available to common shareholders was $1.26 under both measures, as compared to $1.35 under both measures for the same period of the prior fiscal year, which represented decreases of $0.09, or 6.7% under both measures. Our annualized return on average assets for the three-month period ended December 31, 2022, was 1.35%, as compared to 1.69% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2022, was 14.2%, as compared to 16.1% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2022, was $28.3 million, an increase of $3.2 million, or 12.7%, as compared to the same period of the prior fiscal year. The increase was attributable to a 23.2% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.45% in the current three-month period, from 3.77% in the same period a year ago. As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $35,000 in the current quarter, which impacted net interest margin by less than one basis point, as compared to $890,000 in the same quarter a year ago, which added 13 basis points to the net interest margin in that period. Future accretion of deferred origination fees on PPP loans will be immaterial.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, and the February 2022 merger of Fortune with the Company resulted in $493,000 in net interest income for the three-month period ended December 31, 2022, as compared to $381,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed six basis points to net interest margin in the three-month period ended December 31, 2022, unchanged from the same period of the prior fiscal year.

For the three-month period ended December 31, 2022 our net interest rate spread was 3.16%, as compared to 3.66% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 101 basis point increase in the average cost of interest-bearing liabilities, offset with a 52 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended December 31, 2022, was $38.9 million, an increase of $10.8 million, or 38.3%, as compared to the same period of the prior fiscal year. The increase was attributed to a 23.2% increase in the average balance of assets, and a 52 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, and mortgage-backed securities, partially offset by decreases in other interest-earning assets, including cash and cash equivalents. The increase in interest-earning asset yield was attributable primarily to an increase in market interest rates.

Interest Expense. Total interest expense for the three-month period ended December 31, 2022, was $10.6 million, an increase of $7.6 million, or 248.9%, as compared to the same period of the prior fiscal year. The increase was attributable to a 101 basis point increase in the average cost of interest-bearing liabilities, combined with a 25.8% increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was attributable primarily to the increased rates paid on certificates of deposit, nonmaturity deposit accounts, and FHLB advances, while the increased average balance was attributable to growth in interest-bearing nonmaturity deposit accounts, certificates of deposit, and FHLB advances, used primarily to fund loan growth.

Provision for Credit Losses. The PCL for the three-month period ended December 31, 2022, was a charge of $1.1 million, as compared to no PCL in the same period of the prior fiscal year. The increased level of provisioning was driven mostly by a modest decline in the modeled economic outlook as compared to the assessment as of June 30, 2022, along with the increase in construction and other lines of credit available, which resulted in a $773,000 increase in the required ACL for off-balance sheet credit exposure, combined with a $365,000 increase in required ACL for outstanding loan balances. Projections for GDP growth and unemployment, key drivers in the Company’s ACL model, have weakened. As a percentage of average loans outstanding, the Company recorded net charge offs of four basis points during the current period, compared to less than one basis point (annualized) during the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended December 31, 2022, was $5.5 million, an increase of $171,000, or 3.2%, as compared to the same period of the prior fiscal year. In the current period, increases in other loan fees, bank card interchange income, deposit account service charges, loan servicing fees, and other income were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose. The increase in other income was attributable to a gain on the sale of fixed assets of $317,000 as the Company sold previously acquired properties not currently being utilized as banking facilities. This increase was partially offset by the inclusion in the year ago period of a non-recurring benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit partnership. Origination of residential real estate loans for sale on the secondary market was down 73.7% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by income from the servicing and gain on sale of the guaranty portion of government-guaranteed loans.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2022, was $17.6 million, an increase of $2.6 million, or 17.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, legal and professional fees, occupancy expenses, data processing expenses, deposit insurance premiums, and other noninterest expenses, and were partially offset by decreases in foreclosed property expenses and advertising. Charges related to merger and acquisition activities totaled $608,000 in the current period, reflected primarily in legal and professional fees, and, to a lesser extent, data processing fees. In the year ago period, similar charges totaled $205,000. The increase in compensation and benefits as compared to the prior year period primarily reflected increases in salaries and wages over the prior year, increased headcount resulting from the Fortune merger, and a trend increase in legacy employee headcount. Occupancy expenses increased primarily due to facilities added through the Fortune merger, and other equipment purchases. Other noninterest expenses increased due to miscellaneous merger-related expenses, expenses related to loan originations, deposit operations, and employee travel and training.

Income Taxes. The income tax provision for the three-month period ended December 31, 2022, was $3.3 million, a decrease of $21,000, or 0.6% as compared to the same period of the prior fiscal year due to the decrease of pre-tax income, and partially offset by an increase in the effective tax rate to 21.9% as compared to 21.5% in the same quarter of the prior fiscal year.

Results of Operations – Comparison of the six-month periods ended December 31, 2022 and 2021

General. Net income for the six-month period ended December 31, 2022, was $21.3 million, a decrease of $3.5 million, or 14.0%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in PCL and noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes.

For the six-month period ended December 31, 2022, basic and fully-diluted net income per share available to common shareholders was $2.30 under both measures, as compared to $2.78 under both measures for the same period of the prior fiscal year, which represented decreases of $0.48, or 17.3% under both measures. Our annualized return on average assets for the six-month period ended December 31, 2022, was 1.26%, as compared to 1.78% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2022, was 13.0%, as compared to 16.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2022, was $56.8 million, an increase of $6.1 million, or 12.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 22.7% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin to 3.55%, as compared to 3.89% in the same period a year ago. As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $72,000 in the six-month period, which impacted net interest margin by less than one basis point, as compared to $3.1 million in the same period a year ago, which added 23 basis points to the net interest margin in that period. Future accretion of deferred origination fees on PPP loans will be immaterial.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, and the February 2022 merger of Fortune with the Company resulted in $1.0 million in net interest income for the six-month period ended December 31, 2022, as compared to $757,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed six basis points to net interest margin in the six-month period ended December 31, 2022, as compared to a six basis point contribution for the same period of the prior fiscal year.

For the six-month period ended December 31, 2022 our net interest rate spread was 3.31%, as compared to 3.77% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 71 basis point increase in the average cost of interest-bearing liabilities, offset by a 25 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the six-month period ended December 31, 2022, was $73.8 million, an increase of $16.9 million, or 29.7%, as compared to the same period of the prior fiscal year. The increase was attributed to a 22.7% increase in the average balance of assets, combined with an increase of 25 basis points in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio and mortgage-backed securities, partially offset by decreases in other interest-earning assets, including cash and cash equivalents. The increase in interest-earning asset yield was attributable primarily to increased market interest rates and a shift in the composition of the Company’s interest-earning asset balances to include a lower proportion of cash and cash equivalents, partially offset by the reduced impact of accretion of deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the six-month period ended December 31, 2022, was $17.1 million, an increase of $10.8 million, or 173.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 71 basis point increase in the average cost of interest-bearing liabilities, combined with a 24.7% increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was attributable primarily to the increased rates paid on certificates of deposit, nonmaturity deposit accounts, and FHLB advances, while the increased average balance was attributable to growth in interest-bearing nonmaturity accounts, certificates of deposit, and FHLB advances used primarily to fund loan growth.

Provision for Credit Losses. The PCL for the six-month period ended December 31, 2022, was a charge of $6.2 million, as compared to a $305,000 recovery in the same period of the prior fiscal year. The increased level of provisioning was driven mostly by loan growth in the fiscal year-to-date, as well as a modest decline in the modeled economic outlook, which resulted in a $4.3 million increase in the required ACL on outstanding loan balances, combined with an increase of $1.6 million in the required ACL for off-balance sheet credit exposure. Projections for GDP growth and unemployment, key drivers in the Company’s ACL model, have modestly deteriorated. As a percentage of average loans outstanding, the Company recorded net charge offs of two basis points (annualized) during the current period, compared to less than one basis point during the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the six-month period ended December 31, 2022, was $11.0 million, an increase of $1.2 million, or 11.9%, as compared to the same period of the prior fiscal year. In the current period, increases in other loan fees, deposit account service charges, loan servicing fees, bank card interchange income, and other income were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose. The increase in other income was attributable to a gain on the sale of fixed assets of $317,000 as the Company sold previously acquired properties not currently being utilized as banking facilities. This increase was partially offset by the inclusion in the year ago period of a non-recurring benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit partnership. Origination of residential real estate loans for sale on the secondary market was down 61.8% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by income from the servicing and gain on sale of the guaranty portion of government-guaranteed loans.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2022, was $34.6 million, an increase of $5.3 million, or 18.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, legal and professional fees, occupancy expenses, data processing expenses, amortization of core deposit intangibles, deposit insurance premiums, and other noninterest expenses, and were partially offset by decreases in foreclosed property expenses. Charges related to merger and acquisition activities totaled $777,000 in the current period, reflected primarily in legal and professional fees, and, to a lesser extent, data processing fees. In the year ago period, similar charges totaled $230,000. The increase in compensation and benefits as compared to the prior year period primarily reflected increases in salaries and wages over the prior year, increased headcount resulting from the Fortune merger, and a trend increase in legacy employee headcount. Occupancy expenses increased primarily due to facilities added through the Fortune merger, and other equipment purchases. Other noninterest expenses increased due to increases in miscellaneous merger-related expenses, expenses related to loan originations, employee travel and training, deposit operations, and sales and use tax, partially offset by a decrease in deposit products expense.

Income Taxes. The income tax provision for the six-month period ended December 31, 2022, was $5.7 million, a decrease of $1.1 million, or 15.7%, as compared to the same period of the prior fiscal year, due primarily to reduced pre-tax income. The effective tax rate declined to 21.2% as compared to 21.5% in the same quarter of the prior fiscal year.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and six- month periods ended December 31, 2022 and 2021:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$37,418	$32,543	$33,192	$33,222
Loans charged off:
Residential real estate	—	—	(2)	(32)
Construction	—	—	—	—
Commercial business	(17)	(11)	(17)	(11)
Commercial real estate	(245)	—	(245)	—
Consumer	(41)	(13)	(76)	(25)
Gross charged off loans	(303)	(24)	(340)	(68)
Recoveries of loans previously charged off:
Residential real estate	—	—	1	1
Construction	—	—	—	—
Commercial business	—	—	6	2
Commercial real estate	—	—	—	—
Consumer	3	10	9	51
Gross recoveries of charged off loans	3	10	16	54
Net charge offs	(300)	(14)	(324)	(14)
Provision charged to expense	365	—	4,615	(679)
Balance, end of period	$37,483	$32,529	$37,483	$32,529

Our ACL at December 31, 2022, totaled $37.5 million, representing 1.25% of gross loans and 783% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.22% of gross loans and 806% of nonperforming loans at June 30, 2022. The increase in our ACL relative to gross loans was attributable primarily to a modest deterioration in the economic outlook modeled in our ACL methodology. For the six-month period ended December 31, 2022, the ACL was increased by $4.3 million and the allowance for off-balance sheet credit exposures was increased by $1.6 million, reflecting a PCL of $6.2 million and net charge offs of $324,000.

The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at December 31, 2022, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. Management continues to consider the potential impact of the lengthy pandemic on borrowers most affected by mitigation efforts, most notably including our borrowers in the hotel industry.

For the three-month period ended December 31, 2022, the ACL increased by $65,000 and the allowance for off-balance sheet credit exposures increased by $773,000, reflecting a PCL of $1.1 million, and net charge offs of $300,000.

At December 31, 2022, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.9 million, as compared to $3.3 million at June 30, 2022. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $1.6 million increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	December 31, 2022	ACL	June 30, 2022	ACL
Real Estate Loans:
Residential	$12,499	33.3%	$8,908	26.8%
Construction	2,754	7.3%	2,220	6.7%
Commercial	16,806	44.8%	16,838	50.7%
Consumer loans	761	2.2%	710	2.2%
Commercial loans	4,663	12.4%	4,516	13.6%
	$37,483	100.0%	$33,192	100.0%

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

At December 31, 2022, the Company had loans of $37.6 million, or 1.25% of total loans, adversely classified ($37.6 million classified “substandard”; none classified “doubtful”), as compared to loans of $27.1 million, or 1.00% of total loans, adversely classified ($26.3 million classified “substandard”; $827,000 classified “doubtful”) at June 30, 2022, and $15.3 million, or 0.64% of total loans, adversely classified ($14.5 million classified “substandard”; $827,000 classified “doubtful”) at December 31, 2021. The increase as compared to June 30, 2022, primarily reflected the migration from the special mention category to substandard of one $9.0 million relationship. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.5 million at December 31, 2022. As reported in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $4.6 million at June 30, 2022, to $8.9 million at December 31, 2022. Total past due loans were $3.3 million at December 31, 2021. The increase in past due loans as compared to June 30, 2022, was primarily attributable to increases in delinquencies in non-owner occupied nonresidential real estate, residential real estate loans and home equity lines of credit.  Of these delinquent loans, 16.6% are classified as non-accrual and appropriate collection efforts are being actively monitored.

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

	December 31, 2022	June 30, 2022	December 31, 2021

Nonaccruing loans:
Residential real estate	$1,771	$1,647	$1,011
Construction	—	—	—
Commercial real estate	1,706	2,259	1,631
Consumer	257	73	76
Commercial business	725	139	245
Total	4,459	4,118	2,963

Loans 90 days past due accruing interest:
Residential real estate	331	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	331	—	—

Total nonperforming loans	4,790	4,118	2,963
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	1,830	2,180	1,776
Other nonperforming assets	25	11	14
Total nonperforming assets	$6,645	$6,309	$4,753

At December 31, 2022, TDRs totaled $31.1 million, of which $800,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $30.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December, 31 2022, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2022, TDRs totaled $31.4 million, of which $807,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $30.6 million in TDRs at June 30, 2022, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2022, nonperforming assets totaled $6.6 million, as compared to $6.3 million at June 30, 2022, and $4.8 million at December 31, 2021. The increase in nonperforming assets as compared to June 30, 2022, was attributable primarily to the increase in nonperforming loans, partially offset by the sale of one parcel held in other real estate owned.

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

At December 31, 2022, the Company had outstanding commitments and approvals to extend credit of approximately $650.4 million (including $528.8 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2022, the Bank had pledged $856.5 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $523.4 million, of which $61.7 million was advanced, while an additional $368,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $10.3 million was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.5 billion, subject to available collateral. Also, at December 31, 2022, the Bank had pledged a total of $327.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $262.3 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at December 31, 2022. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of December 31, 2022 and June 30, 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2022, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$394,182	12.74%	$247,480	8.00%	n/a	n/a
Southern Bank	374,243	12.20%	245,317	8.00%	306,647	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	351,238	11.35%	185,610	6.00%	n/a	n/a
Southern Bank	338,996	11.05%	183,988	6.00%	245,317	8.00%
Tier I Capital (to Average Assets)
Consolidated	351,238	10.15%	138,474	4.00%	n/a	n/a
Southern Bank	338,996	9.81%	138,154	4.00%	153,323	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,855	10.86%	139,208	4.50%	n/a	n/a
Southern Bank	338,996	11.05%	137,991	4.50%	199,320	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$370,013	13.42%	$220,558	8.00%	n/a	n/a
Southern Bank	352,169	12.90%	218,397	8.00%	272,996	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,316	12.16%	165,418	6.00%	n/a	n/a
Southern Bank	325,183	11.91%	163,797	6.00%	218,397	8.00%
Tier I Capital (to Average Assets)
Consolidated	335,316	10.41%	128,822	4.00%	n/a	n/a
Southern Bank	325,183	10.22%	127,333	4.00%	159,167	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	319,971	11.61%	124,064	4.50%	n/a	n/a
Southern Bank	325,183	11.91%	122,848	4.50%	177,447	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2023, fixed rate 1- to 4-family residential loan production totaled $82.3 million (of which $11.5 million was originated for sale into the secondary market), as compared to $131.5 million during the same period of the prior fiscal year (of which $28.6 million was originated for sale into the secondary market). At December 31, 2022, the fixed rate residential loan portfolio was $520.0 million with a weighted average maturity of 196 months, as compared to $409.7 million at December 31, 2021, with a weighted average maturity of 193 months. The Company originated $16.1 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2022, as compared to $5.1 million during the same period of the prior fiscal year. At December 31, 2022, fixed rate loans with remaining maturities in excess of 10 years totaled $335.6 million, or 11.3% of net loans receivable, as compared to $268.2 million, or 11.4% of net loans receivable at December 31, 2021. The Company originated $407.2 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2022, as compared to $295.8 million during the same period of the prior fiscal year. The Company also originated $82.8 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2022, as compared to $25.3 million during the same period of the prior fiscal year. At December 31, 2022, adjustable-rate home equity lines of credit increased to $50.6 million, as compared to $37.9 million at December 31, 2021. At December 31, 2022, the Company’s investment portfolio had an expected weighted-average life of 5.8 years, compared to 4.3 years at December 31, 2021. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2022, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$137,964	$(101,231)	(42)	4.51	(270)
+200 bp	170,656	(68,539)	(29)	5.43	(178)
+100 bp	203,743	(35,451)	(15)	6.32	(89)
0 bp	239,194	—	—	7.21	—
‑100 bp	291,343	52,148	22	8.55	134
‑200 bp	361,960	122,766	51	10.33	312
‑300 bp	441,359	202,164	85	12.28	507

June 30, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$189,624	$(129,048)	(40)	6.50	(345)
+200 bp	231,603	(87,069)	(27)	7.70	(225)
+100 bp	286,614	(32,058)	(10)	9.20	(75)
0 bp	318,672	—	—	9.95	—
‑100 bp	350,857	32,185	10	10.66	71
‑200 bp	442,479	123,807	39	13.06	311
‑300 bp	523,486	204,814	64	15.09	514

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

Management cannot accurately predict future interest rates or their effect on the Bank’s net present value (“NPV”) in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. The Company’s interest rate sensitivity has increased during the six months ended December 31, 2022, and over the previous fiscal year, primarily as a result of these originations and the significant increase in market interest rates that has occurred. This increased sensitivity is reflected in the tables above. The Company’s above-trend loan growth in the six-months ended December 31, 2022, was attributable in part to the planned merger with Citizens, which will provide significant liquidity. Additionally, Citizens’ asset-sensitive balance sheet will serve to partially offset the Company’s liability sensitivity and exposure to rising interest rates.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2022 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended December 31, 2022.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
10/01/22 - 10/31/22 period	—	$—	—	306,375
11/01/22 - 11/30/22 period	—	—	—	306,375
12/01/22 - 12/31/22 period	—	—	—	306,375

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 9, 2023	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: February 9, 2023	/s/ Lora L. Daves
Lora L. Daves
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)