Form 10-K/A
period 2022-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2023-03-21
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, is to update the Report of the Independent Registered Public Accounting Firm contained in Item 8 to address the adoption of ASU 2016-13, “Financial Instruments – Credit Losses,” also known as the current expected credit loss (“CECL”) standard, which was effective for the Company as of July 1, 2020. Reference to the new accounting standard was inadvertently omitted from the report filed with the original Form 10-K.  Other than the inclusion with this Amendment No. 1 of new certifications required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, and an updated list of exhibits in Item 15, this Amendment No. 1 does not modify or update any other disclosures contained in our original Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

(a)(1)Financial Statements:

The following are contained in Part II, Item 8 of this Form 10-K/A:

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

10	Material Contracts:
	1.	Registrant’s 2017 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)+
	2.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)+
	3.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)+
	4.	1994 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)+

5.	Management Recognition and Development Plan (attached to the Registrant’s definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)+
6.	Employment Agreements
	(i)	Employment Agreement with Greg A. Steffens (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999)+
(ii)

Amended and Restated Employment Agreement with Greg A. Steffens (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference)+

7.	Director’s Retirement Agreements
(i)

Director’s Retirement Agreement with Sammy A. Schalk (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)+

(ii)

Director’s Retirement Agreement with Ronnie D. Black (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)+

(iii)

Director’s Retirement Agreement with L. Douglas Bagby (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)+

(iv)

Director’s Retirement Agreement with Rebecca McLane Brooks (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)+

(v)

Director’s Retirement Agreement with Charles R. Love (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)+

(vi)

Director’s Retirement Agreement with Charles R. Moffitt (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)+

(vii)

Director’s Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference)+

(viii)

Director’s Retirement Agreement with David J. Tooley (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference)+

	(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)+
8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
9.	Change-in-Control Agreements
	(i)	Change-in -Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)+
	(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)+
	(iii)	Change-in -Control Agreement with Lora Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)+
	(iv)	Change-in -Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)+
	(v)	Change-in -Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2022 and incorporated herein by reference)+
	(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)+
	(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)+

	(viii)	Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)+
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2022*
10.2	Director Fee Arrangements for 2022*
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant*
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K/A as of and for the year ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K/A, formatted in Inline XBRL. +indicates management contract or compensatory plan, contract or arrangement *Filed with original 10-K filing

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	March 21, 2023	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Duly Authorized Representative)