Form 10-Q
period 2023-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2023-05-10
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2023
Common Stock, Par Value $.01	11,330,712 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND JUNE 30, 2022

	March 31, 2023	June 30, 2022
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$114,540	$86,792
Interest-bearing time deposits	1,251	4,768
Available for sale securities	429,798	235,394
Stock in FHLB of Des Moines	7,855	5,893
Stock in Federal Reserve Bank of St. Louis	8,491	5,790
Loans receivable, net of ACL of $45,685 and $33,192 at March 31, 2023 and June 30, 2022, respectively	3,434,519	2,686,198
Accrued interest receivable	16,372	11,052
Premises and equipment, net	92,343	71,347
Bank owned life insurance – cash surrender value	71,202	48,705
Goodwill	50,657	27,288
Other intangible assets, net	31,144	8,175
Prepaid expenses and other assets	34,494	23,380
Total assets	$4,292,666	$3,214,782

Liabilities and Stockholders' Equity
Deposits	$3,755,193	$2,815,075
Advances from FHLB	45,002	37,957
Accounts payable and other liabilities	29,011	17,122
Accrued interest payable	3,721	801
Subordinated debt	23,092	23,055
Total liabilities	3,856,019	2,894,010

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,919,337 and 9,815,736 shares issued at March 31, 2023 and June 30, 2022, respectively	119	98
Additional paid-in capital	218,182	119,162
Retained earnings	257,539	240,115
Treasury stock of 588,625 shares at March 31, 2023 and June 30, 2022, at cost	(21,116)	(21,116)
Accumulated other comprehensive loss	(18,077)	(17,487)
Total stockholders' equity	436,647	320,772
Total liabilities and stockholders' equity	$4,292,666	$3,214,782

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2023	2022	2023	2022

Interest Income
Loans	$43,115	$27,060	$113,288	$81,614
Investment securities	2,076	524	3,519	1,608
Mortgage-backed securities	1,652	646	3,654	1,833
Other interest-earning assets	1,443	109	1,672	239
Total interest income	48,286	28,339	122,133	85,294
Interest Expense
Deposits	13,705	2,871	28,061	8,426
Securities sold under agreements to repurchase	213	—	213	—
Advances from FHLB	206	167	2,300	613
Subordinated debt	395	187	1,033	447
Total interest expense	14,519	3,225	31,607	9,486
Net Interest Income	33,767	25,114	90,526	75,808
Provision for Credit Losses	10,072	1,552	16,266	1,247
Net Interest Income After Provision for Credit Losses	23,695	23,562	74,260	74,561
Noninterest Income
Deposit account charges and related fees	2,089	1,560	5,578	4,743
Bank card interchange income	1,374	1,025	3,471	2,952
Loan late charges	161	135	402	414
Loan servicing fees	265	170	834	504
Other loan fees	465	606	1,959	1,556
Net realized gains on sale of loans	132	204	550	934
Earnings on bank owned life insurance	368	291	1,006	854
Other income	1,430	913	3,454	2,746
Total noninterest income	6,284	4,904	17,254	14,703
Noninterest Expense
Compensation and benefits	14,188	9,223	33,733	25,745
Occupancy and equipment, net	3,024	2,399	7,914	6,710
Data processing expense	2,505	1,935	5,380	4,501
Telecommunications expense	449	308	1,127	946
Deposit insurance premiums	231	178	710	536
Legal and professional fees	2,324	341	3,587	931
Advertising	409	312	1,074	917
Postage and office supplies	331	202	779	582
Intangible amortization	812	363	1,615	1,040
Foreclosed property expenses/losses	280	115	275	449
Other operating expense	2,439	1,381	5,356	3,692
Total noninterest expense	26,992	16,757	61,550	46,049
Income Before Income Taxes	2,987	11,709	29,964	43,215
Income Taxes	578	2,358	6,288	9,133
Net Income	$2,409	$9,351	$23,676	$34,082

Basic earnings per share	$0.22	$1.03	$2.42	$3.81
Diluted earnings per share	$0.22	$1.03	$2.41	$3.80
Dividends paid	$0.21	$0.20	$0.63	$0.60

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022

Net Income	$2,409	$9,351	$23,676	$34,082
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	901	(9,579)	(756)	(12,014)
Tax benefit (expense)	(198)	2,108	166	2,643
Total other comprehensive income (loss)	703	(7,471)	(590)	(9,371)
Comprehensive Income	$3,112	$1,880	$23,086	$24,711

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	For the three-and nine- month period ended March 31, 2023
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF DECEMBER 31, 2022	$98	$119,271	$257,506	$(21,116)	$(18,780)	$336,979

Net Income			2,409			2,409
Change in unrealized loss on available for sale securities					703	703
Dividends paid on common stock ($.21 per share)			(2,376)			(2,376)
Stock option expense		68				68
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF MARCH 31, 2023	$119	$218,182	$257,539	$(21,116)	$(18,077)	$436,647

BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

Net Income			23,676			23,676
Change in unrealized loss on available for sale securities					(590)	(590)
Dividends paid on common stock ($.63 per share)			(6,252)			(6,252)
Stock option expense		177				177
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF MARCH 31, 2023	$119	$218,182	$257,539	$(21,116)	$(18,077)	$436,647

	For the three- and nine- month period ended March 31, 2022
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF DECEMBER 31, 2021	$94	$95,675	$221,312	$(16,452)	$982	$301,611

Net Income			9,351			9,351
Change in unrealized loss on available for sale securities					(7,471)	(7,471)
Dividends paid on common stock ($.20 per share)			(1,778)			(1,778)
Stock option expense		44				44
Stock grant expense		515				515
Common stock issued	4	22,881				22,885
BALANCE AS OF MARCH 31, 2022	$98	$119,115	$228,885	$(16,452)	$(6,489)	$325,157

BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			34,082			34,082
Change in unrealized loss on available for sale securities					(9,371)	(9,371)
Dividends paid on common stock ($.60 per share)			(5,337)			(5,337)
Stock option expense		117				117
Stock grant expense		532				532
Common stock issued	4	22,881				22,885
Treasury stock purchased				(1,174)		(1,174)
BALANCE AS OF MARCH 31, 2022	$98	$119,115	$228,885	$(16,452)	$(6,489)	$325,157

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE- MONTH PERIODS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2023	2022

Cash Flows From Operating Activities:
Net Income	$23,676	$34,082
Items not requiring (providing) cash:
Depreciation	3,429	3,307
(Gain) loss on disposal of fixed assets	(317)	3
Stock option and stock grant expense	761	649
Loss on sale/write-down of REO	140	392
Amortization of intangible assets	1,615	1,040
Accretion of purchase accounting adjustments	(2,166)	(1,036)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,006)	(854)
Provision (benefit) for credit losses	16,266	1,247
Net amortization of premiums and discounts on securities	646	855
Originations of loans held for sale	(14,673)	(38,454)
Proceeds from sales of loans held for sale	14,723	38,164
Gain on sales of loans held for sale	(550)	(934)
Changes in:
Accrued interest receivable	(2,901)	252
Prepaid expenses and other assets	(815)	2,311
Accounts payable and other liabilities	136	3,910
Deferred income taxes	(1,981)	1,019
Accrued interest payable	2,383	(79)
Net cash provided by operating activities	39,366	45,874
Cash flows from investing activities:
Net increase in loans	(311,095)	(174,600)
Net change in interest-bearing deposits	1,244	(1,488)
Proceeds from maturities of available for sale securities	27,987	33,863
Proceeds from sales of available for sale securities	136,714	—
Net (purchases) redemptions of Federal Home Loan Bank stock	(788)	502
Net purchases of Federal Reserve Bank of St. Louis stock	(2,701)	(4)
Purchases of available-for-sale securities	(131,827)	(66,168)
Purchases of long-term investment	(165)	(133)
Purchases of premises and equipment	(4,225)	(4,365)
Net cash received in acquisition	210,704	48,768
Investments in state & federal tax credits	(4,423)	(9,786)
Proceeds from sale of fixed assets	3,464	928
Proceeds from sale of foreclosed assets	1,122	471
Proceeds from BOLI claim	270	—
Net cash used in investing activities	(73,719)	(172,012)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(104,729)	303,499
Net increase (decrease) in certificates of deposits	193,749	(21,571)
Net decrease in securities sold under agreements to repurchase	(27,629)	—
Proceeds from Federal Home Loan Bank advances	1,579,630	—
Repayments of Federal Home Loan Bank advances	(1,572,668)	(24,287)
Purchase of treasury stock	—	(1,174)
Dividends paid on common stock	(6,252)	(5,337)
Net cash provided by financing activities	62,101	251,130
Increase in cash and cash equivalents	27,748	124,992
Cash and cash equivalents at beginning of period	86,792	123,592
Cash and cash equivalents at end of period	$114,540	$248,584
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,073	$127
Conversion of loans to repossessed assets	58	14
Right of use assets obtained in exchange for lease obligations: Operating Leases	82	109

The Company purchased all of the Citizens Bancshares Company on January 20, 2023.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,017,837	$—
Less: common stock issued	98,280	—
Cash paid	32,522	—
Liabilities assumed	887,035	—

The Company purchased all of the Fortune Financial Corporation on February 25, 2022.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$267,913
Less: common stock issued	—	22,885
Cash received	—	12,663
Liabilities assumed	—	232,365

The Company assumed the liabilities and purchased associated assets of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$1,707
Cash paid for the capital stock	—	27,151
Liabilities assumed	—	28,859

Cash paid during the period for:
Interest (net of interest credited)	$3,717	$1,487
Income taxes	4,062	262

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2022, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2023, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2022 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (‘the Company’) was organized in 1994 and is the parent company of Southern Bank (“the Bank”). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At March 31, 2023, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $55.0 million and $47.3 million at March 31, 2023 and June 30, 2022, respectively. The deposits are held in various commercial banks with a total of $2.2 million and $5.8 million exceeding the FDIC’s deposit insurance limits at March 31, 2023 and June 30, 2022, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2023, or June 30, 2022.

Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) systems. Capital stock of the Federal Reserve and the FHLB is a required investment of the Bank based upon a predetermined formula and is carried at cost.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans, and is established through provision for credit losses (“PCL”) charged to current earnings. The ACL is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

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

Bank Owned Life Insurance. Bank owned life insurance policies are reflected in the condensed consolidated balance sheets at the estimated cash surrender value. Changes in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income in the condensed consolidated statements of income.

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2022, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. The Company believes there was no impairment of goodwill at March 31, 2023.

Intangible Assets. The Company’s intangible assets at March 31, 2023 included gross core deposit intangibles of $39.1 million with $13.1 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $3.9 million, and mortgage and SBA servicing rights of $2.6 million. At June 30, 2022, the Company’s intangible assets included gross core deposit intangibles of $17.0 million with $11.5 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage and SBA servicing rights of $2.7 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to ten years, with amortization expense expected to be approximately $1.0 million in the remainder of fiscal 2023, $4.1 million in fiscal 2024, $3.5 million in fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, and $14.2 million thereafter. As of June 30, 2022, there was no impairment indicated, and the Company believes there was no impairment of other intangible assets at March 31, 2023.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)," to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally. Trillions of dollars in loans, derivatives, and other financial contracts reference LIBOR, the benchmark interest rate banks use to make short-term loans to each other. With global capital markets expected to move away from LIBOR and other interbank offered rates and move toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period.

Originally, an entity could apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022. With the issuance of ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2020-04 was extended from December 31, 2022 to December 31, 2024. The Company expects to adopt the practical expedients included in this ASU in 2023 as it transitions its loans and other financial instruments to another reference rate. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB has published ASU 2021-01, “Reference Rate Reform. (Topic 848)”. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this update for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. Originally, the amendments in this update did not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022 except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The Company expects to adopt the practical expedients included in this ASU in 2023 as it transitions its loans and other financial instruments to another reference rate, and is not expected to have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, for entities that have adopted the amendments in ASU 2016-13, and is not expected to have a material impact on the consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The ASU is effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2023-02 is not expected to have a material impact on the consolidated financial statements.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value
Debt and equity securities:
U.S. government-sponsored enterprises (GSEs)	$8,476	$265	$—	$—	$8,741
Obligations of states and political subdivisions	45,740	43	(2,377)	—	43,406
Corporate obligations	36,644	68	(2,416)	—	34,296
Asset backed securities	59,592	850	(95)	—	60,347
Other securities	3,600	46	(60)	—	3,586
Total debt and equity securities	154,052	1,272	(4,948)	—	150,376

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	100,054	738	(7,440)	—	93,352
Commercial MBS issued by GSEs	60,485	83	(5,747)	—	54,821
CMOs issued by GSEs	138,512	8	(7,271)	—	131,249
Total MBS and CMOs	299,051	829	(20,458)	—	279,422
Total AFS securities	$453,103	$2,101	$(25,406)	$—	$429,798

	June 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$47,383	$77	$(2,981)	$—	$44,479
Corporate obligations	20,818	32	(963)	—	19,887
Other securities	486	—	(43)	—	443
Total debt and equity securities	68,687	109	(3,987)	—	64,809

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	76,345	—	(7,177)	—	69,168
Commercial MBS issued by GSEs	51,435	—	(5,705)	—	45,730
CMOs issued by GSEs	61,293	—	(5,606)	—	55,687
Total MBS and CMOs	189,073	—	(18,488)	—	170,585
Total AFS securities	$257,760	$109	$(22,475)	$—	$235,394

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2023
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$3,227	$3,216
After one year but less than five years	29,339	28,156
After five years but less than ten years	64,436	61,923
After ten years	57,050	57,081
Total investment securities	154,052	150,376
MBS and CMOs	299,051	279,422
Total AFS securities	$453,103	$429,798

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $243.6 million at March 31, 2023, and $198.3 million at June 30, 2022. The securities pledged consist of marketable securities, including $99.1 million and $126.3 million of Mortgage-backed Securities, $111.5 million and $27.3 million of Collateralized Mortgage Obligations, $24.4 million and $42.3 million of State and Political Subdivisions Obligations, and $8.6 million and $2.4 million of other securities at March 31, 2023 and June 30, 2022, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at March 31, 2023 and June 30, 2022:

	March 31, 2023
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$9,413	$98	$26,218	$2,279	$35,631	$2,377
Corporate obligations	18,451	750	13,760	1,666	32,211	2,416
Asset backed securities	7,013	95	—	—	7,013	95
Other securities	1,962	19	354	41	2,316	60
MBS and CMOs	109,361	1,528	135,113	18,930	244,474	20,458
Total AFS securities	$146,200	$2,490	$175,445	$22,916	$321,645	$25,406

	June 30, 2022
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$31,985	$2,639	$1,600	$342	$33,585	$2,981
Corporate obligations	10,944	420	6,911	543	17,855	963
Other securities	418	43	—	—	418	43
MBS and CMOs	137,590	12,482	29,834	6,006	167,424	18,488
Total AFS securities	$180,937	$15,584	$38,345	$6,891	$219,282	$22,475

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 22 individual securities which have been in an unrealized loss position for less than 12 months and 51 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate Obligations. The unrealized losses on the Company’s investments in corporate obligations include 13 individual securities which have been in an unrealized loss position for less than 12 months and ten individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition.

Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At March 31, 2023, corporate obligations included two pooled trust preferred securities with an estimated fair value of $770,000 and unrealized losses of $209,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of March 31, 2023, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Other securities. The unrealized losses on the Company’s investments in other securities includes ten individual securities which has been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of March 31, 2023, the unrealized losses on the Company’s investments in MBS and CMOs include 33 individual securities which have been in an unrealized loss position for less than 12 months, and 113 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of March 31, 2023, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the three- and nine- month periods ended March 31, 2023 and 2022.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2023	June 30, 2022
Real Estate Loans:
Residential	$1,120,970	$904,160
Construction	517,967	258,072
Commercial	1,460,314	1,146,673
Consumer loans	125,483	92,996
Commercial loans	560,979	441,598
	3,785,713	2,843,499
Loans in process	(305,193)	(123,656)
Deferred loan fees, net	(316)	(453)
Allowance for credit losses	(45,685)	(33,192)
Total loans	$3,434,519	$2,686,198

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At March 31, 2023, the Bank had purchased participations in 77 loans totaling $104.7 million, as compared to 31 loans totaling $70.0 million at June 30, 2022.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest-only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At March 31, 2023, construction loans outstanding included 79 loans, totaling $68.5 million, for which a modification had been agreed to. At June 30, 2022, construction loans outstanding included 57 loans, totaling $13.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs).

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

Allowance for Credit Losses. The PCL for the three- and nine- month periods ended March 31, 2023, was $10.1 million and $16.3 million, respectively, compared to $1.6 million and $1.2 million in the same period of the prior fiscal year. The ACL required for PCD loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million, and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $1.8 million due to the Citizens merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $3.1 million and $9.3 million for the three- and nine-month periods ended March 31, 2023, of which $2.0 million and $6.6 million, respectively, are attributable to the required ACL for loan balances outstanding, while $1.1 million and $2.7 million, respectively, are attributable to the required allowance for off-balance sheet credit exposures, for the three- and nine-month periods. Exclusive of provisioning required by the Citizens merger, increased provisioning for loan balances outstanding in the three-month period is attributable primarily to qualitative adjustments to modeled results based on levels and trends of industry past due loans, and increased ACL estimates for classified hotel loans that have been slow to recover from the COVID-19 pandemic and the unguaranteed portion of a small pool of SBA loans exhibiting signs of credit stress, while increased provisioning for loan balances outstanding in the nine-month period is attributable primarily to loan growth and qualitative adjustments to modeled results based on the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government-guaranteed loans, relative to overall economic growth. Increased provisioning for off-balance sheet credit exposures is attributable primarily to changes in the level and mix of outstanding credit commitments. The Company has estimated its expected credit losses as of March 31, 2023, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.02% (annualized) during the nine months ended March 31, 2023, as compared to less than one basis point (annualized) during the same period of the prior fiscal year. Specifically, management considered the following primary items in its estimate of the ACL:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at March 31, 2023. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2022;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure is considered to be a moderate and increasing risk factor, relative to June 30, 2022;

● levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable, and the level of uncertainty about loan delinquencies is considered to be diminishing. This is considered to be a moderate and stable risk factor, relative to June 30, 2022;

● exposure to the hotel industry, in particular, metropolitan area hotels which were negatively impacted by activity restrictions and a lack of business or convention-related travel. This is considered to be an elevated and stable risk factor, relative to June 30, 2022.

PCD Loans. In connection with the acquisition of Citizens Bancshares, Co. (“Citizens”) on January 20, 2023, and Fortune Financial Corporation (“Fortune”) on February 25, 2022, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Loans that the Company acquired from Citizens and Fortune, that at the time of acquisition had more-than-insignificant deterioration of credit quality since origination, are classified as PCD loans and presented in the tables below at acquisition carrying value:

(dollars in thousands)	January 20, 2023
PCD Loans - Citizens
Purchase price of PCD loans at acquisition	$27,481
Allowance for credit losses at acquisition	(1,121)
Fair value of PCD loans at acquisition	$26,360

(dollars in thousands)	February 25, 2022
PCD Loans - Fortune
Purchase price of PCD loans at acquisition	$15,055
Allowance for credit losses at acquisition	(120)
Fair value of PCD loans at acquisition	$14,935

The following tables present the balance in the ACL based on portfolio segment as of March 31, 2023 and 2022, and activity in the ACL for the three- and nine- month periods ended March 31, 2023 and 2022:

	At period end and for the nine months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Initial ACL on PCD loans	96	12	628	164	221	1,121
Provision charged to expense	4,462	1,406	1,324	283	4,325	11,800
Losses charged off	(2)	—	(245)	(189)	(17)	(453)
Recoveries	1	—	—	18	6	25
Balance, end of period	$13,465	$3,638	$18,545	$986	$9,051	$45,685

	At period end and for the three months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$12,499	$2,754	$16,806	$761	$4,663	$37,483
Initial ACL on PCD loans	96	12	628	164	221	1,121
Provision (benefit) charged to expense	870	872	1,111	165	4,167	7,185
Losses charged off	—	—	—	(113)	—	(113)
Recoveries	—	—	—	9	—	9
Balance, end of period	$13,465	$3,638	$18,545	$986	$9,051	$45,685

	At period end and for the nine months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Initial ACL on PCD loans	23	4	52	—	41	120
Provision (benefit) charged to expense	30	(187)	963	(93)	(340)	373
Losses charged off	(62)	—	—	(57)	(17)	(136)
Recoveries	3	—	—	57	2	62
Balance, end of period	$11,186	$1,987	$15,550	$823	$4,095	$33,641

	At period end and for the three months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$10,757	$2,126	$14,727	$830	$4,089	$32,529
Initial ACL on PCD loans	23	4	52	—	41	120
Provision (benefit) charged to expense	434	(143)	771	19	(29)	1,052
Losses charged off	(30)	—	—	(32)	(6)	(68)
Recoveries	2	—	—	6	—	8
Balance, end of period	$11,186	$1,987	$15,550	$823	$4,095	$33,641

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of March 31, 2023 and 2022, and activity in the allowance for the three- and nine- month periods ended March 31, 2023 and 2022:

	At period end and for the nine months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	47	3,400	(80)	41	1,058	4,466
Balance, end of period	$105	$5,578	$341	$102	$1,698	$7,824

	At period end and for the three months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$70	$3,629	$480	$56	$702	$4,937
Provision (benefit) charged to expense	35	1,949	(139)	46	996	2,887
Balance, end of period	$105	$5,578	$341	$102	$1,698	$7,824

	At period end and for the nine months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	46	1,221	147	(144)	(396)	874
Balance, end of period	$83	$1,723	$335	$74	$464	$2,679

	At period end and for the three months ended March 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$34	$1,673	$170	$58	$244	$2,179
Provision (benefit) charged to expense	49	50	165	16	220	500
Balance, end of period	$83	$1,723	$335	$74	$464	$2,679

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of March 31, 2023. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
March 31,	2023	2022	2021	2020	2019	Prior	loans	Total
Residential Real Estate
Pass	$283,090	$329,020	$260,233	$106,337	$26,467	$100,592	$7,511	$1,113,250
Watch	283	1,147	580	2,307	201	27	56	4,601
Special Mention	—	—	—	—	—	—	—	—
Substandard	799	724	448	85	—	1,063	—	3,119
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$284,172	$330,891	$261,261	$108,729	$26,668	$101,682	$7,567	$1,120,970

Construction Real Estate
Pass	$112,913	$68,069	$11,896	$9,193	$94	$—	$5,616	$207,781
Watch	155	—	—	3,190	—	—	—	3,345
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,280	368	—	—	—	—	—	1,648
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$114,348	$68,437	$11,896	$12,383	$94	$—	$5,616	$212,774

Commercial Real Estate
Pass	$272,653	$480,124	$290,963	$98,101	$86,394	$132,560	$33,128	$1,393,923
Watch	7,251	9,895	165	6,874	—	119	—	24,304
Special Mention	2,940	—	—	—	—	—	—	2,940
Substandard	3,141	29,623	2,438	303	478	1,913	1,251	39,147
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$285,985	$519,642	$293,566	$105,278	$86,872	$134,592	$34,379	$1,460,314

Consumer
Pass	$27,171	$17,498	$6,581	$2,048	$854	$1,510	$68,727	$124,389
Watch	74	596	64	10	—	—	—	744
Special Mention	—	—	—	—	—	—	—	—
Substandard	15	4	81	8	—	95	147	350
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$27,260	$18,098	$6,726	$2,066	$854	$1,605	$68,874	$125,483

Commercial
Pass	$106,504	$87,601	$77,257	$12,466	$9,302	$11,427	$245,911	$550,468
Watch	667	1,876	121	78	6	—	5,107	7,855
Special Mention	—	—	—	—	—	—	—	—
Substandard	466	798	137	155	192	621	287	2,656
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$107,637	$90,275	$77,515	$12,699	$9,500	$12,048	$251,305	$560,979

Total Loans
Pass	$802,331	$982,312	$646,930	$228,145	$123,111	$246,089	$360,893	$3,389,811
Watch	8,430	13,514	930	12,459	207	146	5,163	40,849
Special Mention	2,940	—	—	—	—	—	—	2,940
Substandard	5,701	31,517	3,104	551	670	3,692	1,685	46,920
Doubtful	—	—	—	—	—	—	—	—
Total	$819,402	$1,027,343	$650,964	$241,155	$123,988	$249,927	$367,741	$3,480,520

At March 31, 2023, PCD loans comprised $27.3 million of credits rated “Pass”; $25.1 million rated “Watch”; none rated “Special Mention”; $6.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2023 and June 30, 2022. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2023
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$2,110	$203	$636	$2,949	$1,118,021	$1,120,970	$—
Construction	141	368	—	509	212,265	212,774	—
Commercial	281	97	1,675	2,053	1,458,261	1,460,314	—
Consumer loans	536	244	176	956	124,527	125,483	—
Commercial loans	185	96	634	915	560,064	560,979	—
Total loans	$3,253	$1,008	$3,121	$7,382	$3,473,138	$3,480,520	$—

	June 30, 2022
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,402	$—	$1,064	$2,466	$901,694	$904,160	$—
Construction	—	—	—	—	134,416	134,416	—
Commercial	416	615	288	1,319	1,145,354	1,146,673	—
Consumer loans	340	45	57	442	92,554	92,996	—
Commercial loans	274	72	13	359	441,239	441,598	—
Total loans	$2,432	$732	$1,422	$4,586	$2,715,257	$2,719,843	$—

At March 31, 2023, there was one PCD loan totaling $139,000 that was greater than 90 days past due and on nonaccrual, and none at June 30, 2022.

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

Collateral Dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at March 31, 2023, and June 30, 2022:

	March 31, 2023
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$841	$170
Total loans	$841	$170

	June 30, 2022
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$864	$193
Total loans	$864	$193

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at March 31, 2023, and June 30, 2022. The table excludes performing TDRs.

(dollars in thousands)	March 31, 2023	June 30, 2022
Residential real estate	$1,175	$1,647
Construction real estate	368	—
Commercial real estate	4,741	2,259
Consumer loans	183	73
Commercial loans	930	139
Total loans	$7,397	$4,118

At March 31, 2023, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three-and nine- month periods ended March 31, 2023 and 2022, was immaterial.

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

During the three- and nine- month periods ended March 31, 2023 and 2022, certain loans modified were classified as TDRs. They are shown, segregated by class, in the tables below:

For the three-month periods ended
	March 31, 2023		March 31, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	—	$—
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	—	—	1	185
Total	—	$—	1	$185

	For the nine-month periods ended
	March 31, 2023		March 31, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	—	$—	1	$150
Construction real estate	—	—	—	—
Commercial real estate	—	—	—	—
Consumer loans	—	—	—	—
Commercial loans	—	—	1	185
Total	—	$—	2	$335

Performing loans classified as TDRs and outstanding at March 31, 2023, and June 30, 2022, segregated by class, are shown in the table below. Nonperforming TDRs are included in the nonaccrual loans table above.

	March 31, 2023		June 30, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	10	$3,383	11	$3,625
Construction real estate	—	—	—	—
Commercial real estate	6	24,241	8	25,132
Consumer loans	—	—	—	—
Commercial loans	6	2,735	8	1,849
Total	22	$30,359	27	$30,606

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2023 and June 30, 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $589,000 and $580,000, respectively. In addition, as of March 31, 2023, and June 30, 2022, the Company had residential mortgage loans and home equity loans with a carrying value of $1.1 million and $486,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2023	June 30, 2022
Land	$15,403	$13,532
Buildings and improvements	78,831	64,730
Construction in progress	1,266	142
Furniture, fixtures, equipment and software	24,953	20,838
Automobiles	122	120
Operating leases ROU asset	6,259	3,849
	126,834	103,211
Less accumulated depreciation	34,491	31,864
	$92,343	$71,347

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has 11 leased properties, which includes banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

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

	March 31, 2023	June 30, 2022
Consolidated Balance Sheet
Operating leases ROU asset	$6,259	$3,849
Operating leases liability	$6,259	$3,849

	For the three-month periods ended		For the nine-month periods ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$189	$117	$467	$315
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$92	$354	$261
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$—	$—

At March 31, 2023, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2023	$236
2024	712
2025	656
2026	604
2027	587
Thereafter	7,579
Future lease payments expected	$10,374

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine- month periods ended March 31, 2023, income recognized from these lessor agreements was $39,000 and $171,000, respectively. For the three- and nine- month periods ended March 31, 2022, income recognized from these lessor agreements was $64,000 and $208,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2023	June 30, 2022
Non-interest bearing accounts	$618,598	$426,929
NOW accounts	1,430,019	1,171,620
Money market deposit accounts	448,622	303,612
Savings accounts	304,663	274,283
Certificates	953,291	638,631
Total Deposit Accounts	$3,755,193	$2,815,075

Brokered certificates totaled $97.9 million at March 31, 2023, compared to $10.8 million at June 30, 2022.

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2023	2022	2023	2022

Net income	$2,409	$9,351	$23,676	$34,082
Less: distributed earnings allocated to participating securities	(10)	(8)	(31)	(22)
Less: undistributed earnings allocated to participating securities	(8)	(33)	(89)	(118)
Net income available to common shareholders	$2,391	$9,310	$23,556	$33,942

Weighted-average common shares outstanding, including participating securities	10,893,199	9,060,272	9,783,773	8,948,856
Less: weighted-average participating securities outstanding (restricted shares)	(49,510)	(39,230)	(44,100)	(36,998)
Denominator for basic earnings per share -
Weighted-average shares outstanding	10,843,689	9,021,042	9,739,673	8,911,858
Effect of dilutive securities stock options or awards	14,652	23,004	20,459	18,488
Denominator for diluted earnings per share	10,858,341	9,044,046	9,760,132	8,930,346

Basic earnings per share available to common stockholders	$0.22	$1.03	$2.42	$3.81
Diluted earnings per share available to common stockholders	$0.22	$1.03	$2.41	$3.80

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 84,740 and 66,440 were excluded from the computation of diluted earnings per share for each of the three- and nine- month periods ended March 31, 2023, while outstanding options and shares of restricted stock totaling 14,500 and 22,750 were excluded from the computation of diluted earnings per share for each of the three- and nine- month periods ended March 31, 2022.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Income taxes
Current	$2,572	$1,852	$8,269	$8,114
Deferred	(1,994)	506	(1,981)	1,019
Total income tax provision	$578	$2,358	$6,288	$9,133

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	March 31, 2023	June 30, 2022
Deferred tax assets:
Provision for losses on loans	$11,560	$7,761
Accrued compensation and benefits	881	828
NOL carry forwards acquired	846	57
Tax credit carry forward	1,035	—
Unrealized loss on other real estate	868	72
Unrealized loss on available for sale securities	5,087	4,921
Total deferred tax assets	20,277	13,639

Deferred tax liabilities:
Purchase accounting adjustments	728	224
Depreciation	4,327	1,974
FHLB stock dividends	120	120
Prepaid expenses	545	415
Other	1,777	181
Total deferred tax liabilities	7,497	2,914
Net deferred tax asset	$12,780	$10,725

As of March 31, 2023, the Company had approximately $3.8 million and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., the April 2020 acquisition of Central Federal Savings and Loan, the February 2022 acquisition of Fortune Bank, and the January 2023 acquisition of Citizens Bank and Trust. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Tax at statutory rate	$627	$2,459	$6,292	$9,075
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(54)	(80)	(211)	(273)
State tax, net of Federal benefit	(179)	32	—	501
Cash surrender value of Bank-owned life insurance	(77)	(61)	(211)	(179)
Tax credit benefits	(3)	(13)	(7)	(34)
Other, net	264	21	425	43
Actual provision	$578	$2,358	$6,288	$9,133

For the three- and nine- month periods ended March 31, 2023 and 2022, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2022. For fiscal 2023, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine- month periods ended March 31, 2023 retirement plan expenses recognized for the Plan totaled approximately $619,000 and $1.7 million, as compared to $456,000 and $1.4 million for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At March 31, 2023, the current rate was 7.66%. The carrying value of the Debentures outstanding was $7.2 million at March 31, 2023 and June 30, 2022. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2023, the current rate was 7.32%. The carrying value of the debt securities was approximately $2.7 million at March 31, 2023 and June 30, 2022.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2023, the current rate was 6.67%. The carrying value of the debt securities was approximately $5.5 million at March 31, 2023 and June 30, 2022, respectively.

The Company’s investment at a face amount of $505,000 in the three trusts noted above is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $463,000 and $461,000 at March 31, 2023 and June 30, 2022, respectively.

In connection with its February 2022 acquisition of Fortune, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at March 31, 2023 and June 30, 2022.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and June 30, 2022:

	Fair Value Measurements at March 31, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$8,741	$—	$8,741	$—
Obligations of state and political subdivisions	43,406		43,406
Corporate obligations	34,296	—	34,296	—
Asset backed securities	60,347		60,347
Other securities	3,586	—	3,586	—
MBS and CMOs	279,422	—	279,422	—

	Fair Value Measurements at June 30, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,479	$—	$44,479	$—
Corporate obligations	19,887	—	19,887	—
Other securities	443	—	443	—

MBS and CMOs	170,585	—	170,585	—

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

Nonrecurring Measurements. There were no assets measured at fair value on a nonrecurring basis within the ASC 820 fair value hierarchy.

The following table presents losses recognized on assets measured on a non-recurring basis for the nine- month periods ended March 31, 2023 and 2022:

	For the nine months ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Foreclosed and repossessed assets held for sale	$(123)	$(435)
Total losses on assets measured on a non-recurring basis	$(123)	$(435)

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

Unobservable (Level 3) Inputs. There were no Level 3 fair value measurements at March 31, 2023 or June 30, 2022.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2023 and June 30, 2022.

	March 31, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$114,540	$114,540	$—	$—
Interest-bearing time deposits	1,251	—	1,251	—
Stock in FHLB	7,855	—	7,855	—
Stock in Federal Reserve Bank of St. Louis	8,491	—	8,491	—
Loans receivable, net	3,434,519	—	—	3,272,957
Accrued interest receivable	16,372	—	16,372	—
Financial liabilities
Deposits	3,755,193	2,801,811	—	941,690
Advances from FHLB	45,002	—	44,088	—
Accrued interest payable	3,721	—	3,721	—
Subordinated debt	23,092	—	—	20,345
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$86,792	$86,792	$—	$—
Interest-bearing time deposits	4,768	—	4,768	—
Stock in FHLB	5,893	—	5,893	—
Stock in Federal Reserve Bank of St. Louis	5,790	—	5,790	—
Loans receivable, net	2,686,198	—	—	2,655,882
Accrued interest receivable	11,052	—	11,052	—
Financial liabilities
Deposits	2,815,075	2,176,444	—	637,163
Advances from FHLB	37,957	—	35,916	—
Accrued interest payable	801	—	801	—
Subordinated debt	23,055	—	—	22,070
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On January 20, 2023, the Company completed its acquisition of Citizens Bancshares, Co., Kansas City, Missouri (“Citizens”), and its wholly owned subsidiary, Citizens Bank and Trust Company, in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank and Trust Company with and into Southern Bank, coincident to the data systems conversion. For the three- and nine- month periods ended March 31, 2023, the Company incurred $3.3 million and $4.1 million respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired based on their estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Citizens acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Citizens Bancshares Company
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$32,522
Common stock, at fair value	98,280
Total consideration	$130,802

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$243,225
Investment securities	226,451
Loans	447,388
Premises and equipment	23,430
BOLI	21,733
Identifiable intangible assets	24,645
Miscellaneous other assets	7,596

Deposits	(851,140)
Securities sold under agreements to repurchase	(27,629)
Miscellaneous other liabilities	(8,266)
Total identifiable net assets	107,433
Goodwill	$23,369

Of the total purchase price, $22.1 million was allocated to core deposit intangible, and will be amortized over ten years on a straight line basis, $2.5 million was allocated to trust intangible and will be amortized over ten years on a straight line basis, and $23.4 million was allocated to goodwill. None of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Citizens Bank. To the extent that management revises any of the fair value of the above fair value adjustments as a result of continuing evaluation, the amount of goodwill recorded in the acquisition will change.

The Company acquired the $461.5 million loan portfolio at an estimated fair value discount of $14.1 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value of $419.5 million and gross contractual amounts receivable of $520.0 million at the date of acquisition. Management identified 48 PCD loans, with a book balance of $27.5 million, associated with the Citizens acquisition (ASC 310-30).

The acquired business contributed revenues of $5.7 million and earnings of $1.2 million for the period from January 20, 2023 through March 31, 2023.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	For the three months ended
	March 31,
(dollars in thousands)	2023	2022
Revenue	$43,232	$40,529
Earnings	$4,103	$11,987

	Pro Forma
	For the nine months ended
	March 31,
(dollars in thousands)	2023	2022
Revenue	$138,709	$121,128
Earnings	$35,595	$41,265

On February 25, 2022, the Company completed its acquisition of Fortune, and its wholly owned subsidiary, Fortune Bank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into Southern Bank simultaneously with the acquisition of Fortune. For the three- and nine- month periods ended March 31, 2023, the Company incurred $0 and $45,000, respectively, compared to $1.1 million and $1.3 million in the same periods of the prior fiscal year, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

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

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the three- and nine- month periods ended March 31, 2023, the Company incurred no third-party acquisition-related costs, compared to $26,000 and $50,000, respectively, in the same periods of the prior fiscal year.

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2023, the Bank operated from its headquarters, 62 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 58 of its other branch offices. The remaining six branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2023, and results of operations for the three-and nine- month periods ended March 31, 2023 and 2022.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	potential adverse impacts to the economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the continuing COVID-19 pandemic and any governmental or societal responses thereto;

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations, including unemployment levels and labor shortages;
●	fluctuations in interest rates and inflation, including the effects of a potential recession or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding and maintain sufficient liquidity;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits in our market area;
●	legislative or regulatory changes that adversely affect our business;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	the impact of technological changes; and
●	our success at managing the risks involved in the foregoing.

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

COVID-19 Pandemic Response

During the global pandemic that took center stage during the past three years, the Company continued to serve our communities and our customers. The Company continues to actively monitor and respond to any remaining effects of the COVID-19 pandemic.

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

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated just over 3,200 loans totaling $197.2 million through the program’s expiration on May 31, 2021. The Company has made substantial progress in processing and receiving approval from the SBA for applications by borrowers for forgiveness, and as of March 31, 2023, total PPP loans outstanding were reduced to $642,000.

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

During the first nine months of fiscal 2023, total assets increased by $1.1 billion. The increase was primarily attributable to the Citizens merger, and in total reflected increases in net loans receivable, available-for-sale securities, intangible assets, and other assets. Cash equivalents and time deposits increased by a combined $24.2 million; AFS securities increased $194.4 million; and loans, net of the ACL, increased $748.3 million. Liabilities increased $962 million, including an increase in deposits of $940.2 million, and advances from the Federal Home Loan Bank (FHLB) increased $7.0 million. Equity increased $115.9 million, attributable primarily to $98.3 million in equity issued to Citizens shareholders, as well as earnings retained after cash dividends paid, partially offset by a slight increase in accumulated other comprehensive loss as the market value of the Company’s investments declined due to increases in market interest rates.

Net income for the first nine months of fiscal 2023 was $23.7 million, a decrease of $10.4 million, or 30.5% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s decrease in net income was attributable to increases in provision for credit losses and noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes. Diluted net income was $2.41 per common share for the first nine months of fiscal 2023, as compared to $3.80 per common share for the same period of the prior fiscal year. For the first nine months of fiscal 2023, as compared to the same period of the prior fiscal year, net interest income increased $14.7 million or 19.4%; provision for credit losses (“PCL”) increased from $1.2 million to $16.3 million; noninterest income increased $2.6 million, or 17.4%; noninterest expense increased $15.5 million, or 33.7%; and provision for income tax decreased $2.8 million, or 31.2%. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2023 remained volatile and moved higher, while the yield curve further inverted, with shorter-term obligations yielding more than longer-term obligations. While the Federal Reserve’s Open Market Committee (FOMC) has raised short-term rates significantly since March 2022, market expectations for economic growth over the next several years have become pessimistic. At March 31, 2023, as compared to June 30, 2022, the yield on three-month treasuries increased from 1.72% to 4.85%; the yield on two-year treasuries increased from 2.92% to 4.06%; the yield on five-year treasuries increased from 3.01% to 3.60%; the yield on ten-year treasuries increased from 2.98% to 3.48%; and the yield on 30-year treasuries increased from 3.14% to 3.67%.

As compared to the first nine months of the prior fiscal year, our average yield on earning assets increased by 54 basis points, primarily attributable to increases in the market interest rates at which earning assets were originated, acquired, or renewed, as well as a shift in the earning asset mix to loans receivable from cash and cash equivalents from year-ago levels. Our cost of interest-bearing liabilities increased by 94 basis points, as the Company increased offering rates on nonmaturity accounts and maturing time deposits to maintain funding in a more competitive environment. Brokered CD funding was utilized to reduce the Company’s overnight borrowing position resulting from loan growth outpacing deposit growth, but average balance of FHLB advances were higher for the current period and contributed to the increased cost of interest-bearing liabilities. Higher market rates reflected the policy of the FOMC, which has increased overnight funding rates and began a “quantitative tightening” program to reverse some of the excess reserves placed into the financial system since March 2020. (See “Results of Operations: Comparison of the nine-month periods ended March 31, 2023 and 2022 – Net Interest Income”.) The rapid increase in the level of short-term market interest rates, along with the magnitude of the yield curve inversion is concerning, as our cost of funds could increase at a faster pace than our asset yields over the near term.

As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $44,000 for the first nine months of the fiscal year, which impacted net interest margin by less than one basis point, compared to $3.2 million in the same period a year ago, which impacted net interest margin by 13 basis points.

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

The Company’s noninterest income for the nine-month period ended March 31, 2023, was $17.3 million, an increase $2.6 million, or 17.4%, as compared to the same period of the prior fiscal year. In the current period, increases in deposit account service charges, bank card interchange income, other loan fees, loan servicing fees, and other income were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose. The increase in other income was attributable to a gain on the sale of fixed assets of $317,000 as the Company sold previously acquired properties not currently being utilized as banking facilities, trust management services income, and the sale of the guaranty portion of newly originated government-guaranteed loans. These increases were partially offset by the inclusion in the year ago period of a non-recurring benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit partnership. Origination of residential real estate loans for sale on the secondary market was down 65.1% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by income from the servicing and gain on sale of the guaranty portion of government-guaranteed loans.

Noninterest expense for the nine-month period ended March 31, 2023, was $61.6 million, an increase of $15.5 million, or 33.7%, as compared to the same period of the prior fiscal year The increase was attributable primarily to compensation and benefits, legal and professional fees occupancy expenses, data processing expenses, amortization of core deposit intangibles, deposit insurance premiums, and other noninterest expenses, and was partially offset by decreases in foreclosed property expenses. Charges related to merger and acquisition activities totaled $4.1 in the current fiscal year, reflected in data processing, and legal and professional fees. In the year ago period, similar charges totaled $1.3 million.

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

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

The Company experienced balance sheet growth in the first nine months of fiscal 2023, with total assets of $4.3 billion at March 31, 2023, reflecting an increase of $1.1 billion, or 33.5%, as compared to June 30, 2022. Growth was attributable in large part to the Citizens merger and in total reflected an increase in cash and cash equivalents, available-for-sale securities, net loans receivable and intangible assets.

Cash equivalents and time deposits were a combined $115.8 million at March 31, 2023, an increase of $24.2 million, or 26.5%, as compared to June 30, 2022. The increase was primarily a result of the Citizens acquisition, partially offset by loan growth. AFS securities were $429.8 million at March 31, 2023, up $194.4 million, or 82.6%, as compared to June 30, 2022, primarily as a result of the Citizens acquisition.

Loans, net of the allowance for credit losses (“ACL"), were $3.4 billion at March 31, 2023, an increase of $748 million, or 27.9%, as compared to June 30, 2022. Gross loans increased by $760.8 million, while the ACL attributable to outstanding loan balances increased $12.5 million, or 37.6%, as compared to June 30, 2022. An increase of $447.4 million in loan balances was attributable to the Citizens acquisition with the rest attributable to legacy growth in residential and commercial real estate loans, drawn construction loan balances, commercial loans, and a modest contribution from consumer loans. Residential real estate loan balances increased primarily due to growth in multi-family loans. Commercial real estate balances increased primarily from an increase in loans secured by nonresidential structures, along with growth in loans secured by farmland, offset by a decline in land only loans. Commercial construction loan balances increased due to increases in drawn balances, with nonowner-occupied nonresidential real estate and multi-family residential real estate representing the majority of the increase in drawn balances. The increase in commercial loans was attributable to commercial and industrial loans, partially offset by decreases in agricultural loans. Total remaining PPP balances at March 31, 2023, were $642,000, while unrecognized deferred fee income on these loans was immaterial.

Loans anticipated to fund in the next 90 days totaled $164.4 million at March 31, 2023, as compared to $235.0 million at June 30, 2022, and $181.9 million at March 31, 2022.

The Bank’s concentration in non-owner occupied commercial real estate was approximately $1.5 billion, or 334% of regulatory capital, as defined, at March 31, 2023, as compared to 299% one year ago, representing 42% of total loans at March 31, 2023. Multi-family residential real estate totaled $395.0 million, or 11.3% of total loans, hotels/motels totaled $123.9 million, or 3.5% of total loans, and retail stand-alone and strip centers totaled $173.5 million, or 5.0% of total loans, and represent the most common collateral types within the non-owner occupied commercial real estate portfolio. The multi-family residential real estate portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or having exited the program. Hotels/motels and retail stand-alone segments include primarily franchised businesses, and the strip centers can be defined as non-mall shopping centers with a variety of tenants. Office property types totaled $33.5 million, or 0.96% of total loans at March 31, 2023, and are comprised, in general, of smaller spaces with diverse tenants. The Company continues to monitor this concentration and the individual segments closely.

Deposits were $3.8 billion at March 31, 2023, an increase of $940.2 million, or 33.4%, as compared to June 30, 2022. The deposit portfolio saw fiscal year-to-date increases in certificates of deposit, interest-bearing transaction accounts, money market deposit accounts, and noninterest bearing transaction accounts, primarily as a result of the Citizens merger. Public unit balances totaled $636.6 million at March 31, 2023, an increase of $163.4 million compared to June 30, 2022, and as compared to $524.0 million at December 31, 2022. The average loan-to-deposit ratio for the third quarter of fiscal 2023 was 91.2%, as compared to 91.3% for the same period of the prior fiscal year. Uninsured deposits, excluding public unit funds which are collateralized, were estimated at 14% of total deposits as of March 31, 2023. In addition to the $250,000 of insurance available to depositors through the FDIC, Southern Bank also provides its customers an opportunity to obtain FDIC insurance on balances up to $150 million per depositor through the Insured Cash Sweep (“ICS”) program offered by IntraFi Network, LLC.

FHLB advances were $45.0 million at March 31, 2023, an increase of $7.0 million, or 18.6%, as compared to June 30, 2022, and a decrease of $16.5 million from December 31, 2022, the linked quarter, as the Company utilized cash acquired in the Citizens merger to partially fund loan growth. There were no overnight borrowings or short-term repo balances at March 31, 2023.

The Company’s stockholders’ equity was $436.6 million at March 31, 2023, an increase of $115.9 million, or 36.1%, as compared to June 30, 2022. The increase was attributable primarily to $98.3 million in equity issued to Citizens shareholders, as well as earnings retained after cash dividends paid, partially offset by a slight increase in accumulated other comprehensive losses (“AOCL”) as the market value of the Company’s investments declined due to increases in market interest rates. The AOCL increased from $17.5 million at June 30, 2022, to $18.1 million at March 31, 2023. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine- Month Periods Ended

March 31, 2023 and 2022

The tables below presents certain information regarding our financial condition and net interest income for the three- and nine- month periods ended March 31, 2023 and 2022. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,738,256	$33,740	4.93	$2,010,318	$22,094	4.40
Other loans (1)	596,641	9,375	6.29	451,048	4,966	4.40
Total net loans	3,334,897	43,115	5.17	2,461,366	27,060	4.40
Mortgage-backed securities	294,029	1,652	2.25	149,527	646	1.73
Investment securities (2)	129,755	2,076	6.40	77,416	524	2.71
Other interest-earning assets	129,977	1,443	4.55	199,754	109	0.22
TOTAL INTEREST- EARNING ASSETS (1)	3,888,658	48,286	4.97	2,888,063	28,339	3.92
Other noninterest-earning assets (3)	270,131	—		188,549	—
TOTAL ASSETS	$4,158,789	$48,286		$3,076,612	$28,339

Interest-bearing liabilities:
Savings accounts	$332,890	$517	0.62	$263,192	$171	0.26
NOW accounts	1,416,933	5,605	1.58	1,137,278	1,288	0.45
Money market accounts	394,996	2,191	2.22	281,949	213	0.30
Certificates of deposit	901,344	5,392	1.58	591,868	1,199	0.81
TOTAL INTEREST- BEARING DEPOSITS	3,046,163	13,705	1.80	2,274,287	2,871	0.50
Borrowings:
Securities sold under agreements to repurchase	16,592	213	5.13	—	—	—
FHLB advances	35,645	206	2.31	39,114	167	1.71
Junior subordinated debt	23,086	395	6.84	19,170	187	3.90
TOTAL INTEREST- BEARING LIABILITIES	3,121,486	14,519	1.86	2,332,571	3,225	0.55
Noninterest-bearing demand deposits	608,782	—		421,898	—
Other liabilities	15,718	—		8,345	—
TOTAL LIABILITIES	3,745,986	14,519		2,762,814	3,225
Stockholders’ equity	412,803	—		313,798	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,158,789	$14,519		$3,076,612	$3,225

Net interest income		$33,767			$25,114
Interest rate spread (4)			3.11%			3.37%
Net interest margin (5)			3.48%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.48%			123.81%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $78.4 million and $65.6 million, respectively, for the three-month period ended March 31, 2023, as compared to $67.6 million and $45.8 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine- month period ended			Nine- month period ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,486,600	$88,679	4.76	$1,881,354	$66,383	4.70
Other loans (1)	564,178	24,609	5.82	463,846	15,231	4.38
Total net loans	3,050,778	113,288	4.95	2,345,200	81,614	4.64
Mortgage-backed securities	223,304	3,654	2.18	141,756	1,833	1.72
Investment securities (2)	100,441	3,519	4.67	77,232	1,608	2.78
Other interest-earning assets	53,398	1,672	4.17	136,632	239	0.25
TOTAL INTEREST- EARNING ASSETS (1)	3,427,921	122,133	4.75	2,700,820	85,294	4.21
Other noninterest-earning assets (3)	213,767	—		177,644	—
TOTAL ASSETS	$3,641,688	$122,133		$2,878,464	$85,294

Interest-bearing liabilities:
Savings accounts	$285,276	$1,190	0.56	$246,459	$476	0.26
NOW accounts	1,253,592	12,094	1.29	1,031,130	3,606	0.47
Money market accounts	357,777	5,018	1.87	265,109	573	0.29
Certificates of deposit	751,418	9,759	1.73	567,925	3,771	0.89
TOTAL INTEREST- BEARING DEPOSITS	2,648,063	28,061	1.41	2,110,623	8,426	0.53
Borrowings:
Securities sold under agreements to repurchase	5,531	213	5.13	—	—	—
FHLB advances	101,669	2,300	3.02	44,278	613	1.84
Junior subordinated debt	23,074	1,033	5.97	16,569	447	3.60
TOTAL INTEREST- BEARING LIABILITIES	2,778,337	31,607	1.52	2,171,470	9,486	0.58
Noninterest-bearing demand deposits	493,618	—		397,718	—
Other liabilities	13,389	—		9,521	—
TOTAL LIABILITIES	3,285,344	31,607		2,578,709	9,486
Stockholders’ equity	356,344	—		299,755	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,641,688	$31,607		$2,878,464	$9,486

Net interest income		$90,526			$75,808
Interest rate spread (4)			3.32%			3.63%
Net interest margin (5)			3.52%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.38%			124.38%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $73.1 million and $54.5 million, respectively, for the nine-month period ended March 31, 2023, as compared to $66.0 million and $44.6 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine- month periods ended March 31, 2023, compared to the three- and nine- month periods ended March 31, 2022. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2023
	Compared to three-month period ended March 31, 2022
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$4,762	$9,603	$1,690	$16,055
Mortgage-backed securities	194	625	187	1,006
Investment securities (2)	715	354	483	1,552
Other interest-earning deposits	2,161	(40)	(787)	1,334
Total net change in income on interest-earning assets	7,832	10,542	1,573	19,947

Interest-bearing liabilities:
Deposits	7,141	1,074	2,619	10,834
Securities sold under agreements to repurchase	—	—	213	213
FHLB advances	141	38	29	208
Subordinated debt	59	(15)	(5)	39
Total net change in expense on interest-bearing liabilities	7,341	1,097	2,856	11,294
Net change in net interest income	$491	$9,445	$(1,283)	$8,653

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Nine Months Ended March 31, 2023
	Compared to nine-month period ended March 31, 2022
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$5,712	$24,651	$1,311	$31,674
Mortgage-backed securities	487	1,054	280	1,821
Investment securities (2)	1,098	483	330	1,911
Other interest-earning deposits	4,038	(146)	(2,459)	1,433
Total net change in income on interest-earning assets	11,335	26,042	(538)	36,839

Interest-bearing liabilities:
Deposits	13,643	2,272	3,720	19,635
Securities sold under agreements to repurchase	—	—	213	213
FHLB advances	389	794	504	1,687
Subordinated debt	294	176	116	586
Total net change in expense on interest-bearing liabilities	14,326	3,242	4,553	22,121
Net change in net interest income	$(2,991)	$22,800	$(5,091)	$14,718

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2023 and 2022

General. Net income for the three-month period ended March 31, 2023, was $2.4 million, a decrease of $6.9 million, or 74.2%, as compared to the same period of the prior fiscal year. The decrease was attributable primarily to merger-related charges including noninterest expense of $3.3 million and provision for credit losses on the acquired loan portfolio and off-balance sheet credit exposures totaling $7.0 million. Inclusive of these non-recurring charges, the decline in net income was the result of increases in noninterest expense and the provision for credit losses, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes.

For the three-month period ended March 31, 2023, basic and fully-diluted net income per share available to common shareholders was $0.22 under both measures, as compared to $1.03 under both measures for the same period of the prior fiscal year, which represented decreases of $0.81, or 78.6% under both measures. Our annualized return on average assets for the three-month period ended March 31, 2023, was 0.23%, as compared to 1.22% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2023, was 2.3%, as compared to 11.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2023, was $33.8 million, an increase of $8.7 million, or 34.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 34.5% increase in the average balance of interest-earning assets in the current three-month period compared to the same period a year ago, with no change in net interest margin. As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $3,000 in the current quarter, which had no impact on net interest margin, as compared to $180,000 in the same quarter a year ago, which added two basis points to the net interest margin in that period. Future accretion of deferred origination fees on PPP loans will be immaterial.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of Fortune, and the January 2023 acquisition of Citizens Bank & Trust resulted in $1.4 million in net interest income for the three-month period ended March 31, 2023, as compared to $446,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed 14 basis points to net interest margin in the three-month period ended March 31, 2023, as compared to a six-basis point contribution for the same period of the prior fiscal year.

For the three-month period ended March 31, 2023 our net interest rate spread was 3.11%, as compared to 3.37% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 131 basis point increase in the average cost of interest-bearing liabilities, offset by a 105 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended March 31, 2023, was $48.3 million, an increase of $19.9 million, or 70.4%, as compared to the same period of the prior fiscal year. The increase was attributed to a 34.5% increase in the average balance of assets, and a 105 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, mortgage-backed securities and other investment securities, partially offset by decreases in other interest-earning assets, including cash and cash equivalents. The increase in interest-earning asset yield was attributable primarily to an increase in market interest rates.

Interest Expense. Total interest expense for the three-month period ended March 31, 2023, was $14.5 million, an increase of $11.3 million, or 350.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 131 basis point increase in the average cost of interest-bearing liabilities, combined with a 33.8% increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was attributable primarily to the increased rates paid on certificates of deposit, nonmaturity deposit accounts, and FHLB advances, while the increased average balance was attributable primarily to growth in interest-bearing nonmaturity deposit accounts and certificates of deposit.

Provision for Credit Losses. The PCL for the three-month period ended March 31, 2023, was a charge of $10.1 million, as compared to $1.6 million in the same period of the prior fiscal year The ACL required for PCD loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million, and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $1.8 million due to the Citizens merger, and funded through a charge to PCL. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $3.0 million, of which $1.9 million was attributable to the ACL for outstanding loans, while $1.1 million was attributable to the allowance for off-balance sheet credit exposures. The Company’s assessment of the economic outlook at March 31, 2023, was little changed as compared to the assessment as of June 30, 2022, but improved modestly as compared to the assessment as of December 31, 2022. The Company modestly increased qualitative adjustments attributable to levels and trends of industry past due loans, a consideration in the Company’s ACL model. Additionally, the Company modestly increased adjustments related to classified hotel loans that have been slow to recover from the COVID-19 pandemic and the unguaranteed portion of a small pool of SBA loans exhibiting signs of credit stress. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.01% (annualized) during the current period, unchanged from the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended March 31, 2023, was $6.3 million, an increase of $1.4 million, or 28.1%, as compared to the same period of the prior fiscal year. In the current quarter, the increase in noninterest income was higher in general due to the inclusion of results from the Citizens operation beginning January 20, 2023, and was attributable to higher deposit account service charges, bank card interchange income, insurance commissions, trust management services income, gains on the sale of the guaranty portion of newly originated government-guaranteed loans, and other income, and was partially offset by a decrease in other loan fees and gains realized on the sale of residential real estate loans originated for that purpose. Origination of residential real estate loans for sale on the secondary market was down 65.1% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by income resulting from the servicing of and gain on sale of the guaranty portion of newly originated government-guaranteed loans.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2023, was $27.0 million, an increase of $10.2 million, or 61.1%, as compared to the same period of the prior fiscal year. In the current quarter, noninterest expense was higher in general due to charges directly related to merger and acquisition activities, which totaled $3.3 million in the current period, as well as ongoing operating costs of the larger organization beginning January 20, 2023. In total, the increase was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy expenses, data processing expenses, charges related to foreclosed property, and other noninterest expenses. Direct charges related to merger and acquisition activity were reflected primarily in legal and professional fees, data processing fees (including contract termination and data conversion fees), marketing activities, and other miscellaneous merger operating expenses. In the year ago period, similar charges totaled $1.1 million. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizen merger, and a trend increase in legacy employee headcount, as well as annual merit increases which, for most team members, took effect in January 2023. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. Other noninterest expenses increased due to miscellaneous merger-related expenses, expenses related to loan originations, deposit operations, and employee travel and training.

Income Taxes. The income tax provision for the three-month period ended March 31, 2023, was $578,000, a decrease of $1.8 million, or 75.5% as compared to the same period of the prior fiscal year, primarily due to a reduction of net income before income taxes.

Results of Operations – Comparison of the nine-month periods ended March 31, 2023 and 2022

General. Net income for the nine-month period ended March 31, 2023, was $23.7 million, a decrease of $10.4 million, or 30.5%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in PCL and noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in provision for income taxes.

For the nine-month period ended March 31, 2023, basic and fully-diluted net income per share available to common shareholders was $2.42 and 2.41, respectively, as compared to $3.81 and $3.80, respectively for the same period of the prior fiscal year, which represented decreases of $1.39, or 36.6% under both measures. Our annualized return on average assets for the nine-month period ended March 31, 2023, was 0.87%, as compared to 1.58% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2023, was 8.9%, as compared to 15.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2023, was $90.5 million, an increase of $14.7 million, or 19.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 43.2% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin to 3.52%, as compared to 3.74% in the same period a year ago. As PPP loan forgiveness declined, the Company’s accretion of interest income from deferred origination fees on these loans was reduced to $44,000 in the nine-month period, which impacted net interest margin by less than one basis point, as compared to $3.2 million in the same period a year ago, which added 16 basis points to the net interest margin in that period. Future accretion of deferred origination fees on PPP loans will be immaterial.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks, the June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of Fortune, and the January 2023 merger of Citizens with the Company resulted in $2.4 million in net interest income for the nine-month period ended March 31, 2023, as compared to $1.2 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed four basis points to net interest margin in the nine-month period ended March 31, 2023, as compared to a six basis point contribution for the same period of the prior fiscal year.

For the nine-month period ended March 31, 2023 our net interest rate spread was 3.32%, as compared to 3.63% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 94 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 54 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the nine-month period ended March 31, 2023, was $122.1 million, an increase of $36.8 million, or 43.2%, as compared to the same period of the prior fiscal year. The increase was attributed to a 26.5% increase in the average balance of assets, combined with an increase of 54 basis points in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, mortgage-backed securities, and other investment securities, partially offset by decreases in other interest-earning assets. The increase in interest-earning asset yield was attributable primarily to increased market interest rates, loans originated or renewed at higher market yields, adjustable-rate loans which re-priced at higher rates, and a shift in the composition of the Company’s other interest-earning asset balances, partially offset by the reduced impact of accretion of deferred origination fees on PPP loans.

Interest Expense. Total interest expense for the nine-month period ended March 31, 2023, was $31.6 million, an increase of $22.1 million, or 233.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 94 basis point increase in the average cost of interest-bearing liabilities, combined with a 25.5% increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was attributable primarily to the increased rates paid on certificates of deposit, nonmaturity deposit accounts, and FHLB advances, while the increased average balance was attributable to growth in interest-bearing nonmaturity accounts, certificates of deposit, and FHLB advances.

Provision for Credit Losses. The PCL for the nine-month period ended March 31, 2023, was a charge of $16.3 million, as compared to $1.2 million in the same period of the prior fiscal year. The increased level of provisioning was driven mostly by loan growth in the fiscal year-to-date, qualitative adjustments to modeled results based on the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government-guaranteed loans, relative to overall economic growth, and required “Day 1” ACL on the acquired loans and off-balance sheet credit exposures related to the Citizens merger. As a percentage of average loans outstanding, the Company recorded net charge offs of approximately one basis point (annualized) during both the current period and the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the nine-month period ended March 31, 2023, was $17.3 million, an increase of $2.6 million, or 17.3%, as compared to the same period of the prior fiscal year. In the current period, increases in deposit account service charges, bank card interchange income, other loan fees, loan servicing fees, and other income were partially offset by a decrease in gains realized on the sale of residential real estate loans originated for that purpose. The increase in other income was attributable to a gain on the sale of fixed assets of $317,000 as the Company sold previously acquired properties not currently being utilized as banking facilities, trust management services income, and the sale of the guaranty portion of newly originated government-guaranteed loans. These increases were partially offset by the inclusion in the year ago period of a non-recurring benefit of $278,000 recognized on the Company’s exit from a renewable energy tax credit partnership. Origination of residential real estate loans for sale on the secondary market was down 65.1% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights, partially offset by income from the servicing and gain on sale of the guaranty portion of government-guaranteed loans.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2023, was $61.6 million, an increase of $15.5 million, or 33.7%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to compensation and benefits, legal and professional fees, occupancy expenses, data processing expenses, amortization of core deposit intangibles, deposit insurance premiums, and other noninterest expenses, and were partially offset by decreases in foreclosed property expenses. Charges related to merger and acquisition activities totaled $4.1 million in the current period, reflected primarily in legal and professional fees, data processing fees (including contract termination and data conversion fees), marketing activities and other miscellaneous merger operating costs. In the year ago period, similar charges totaled $1.3 million. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, a trend increase in legacy employee headcount, and increased salaries and wages over the prior year. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. Other noninterest expenses increased due to increases in miscellaneous merger-related expenses, expenses related to loan originations, and employee travel and training.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2023, was $6.3 million, a decrease of $2.8 million, or 31.2%, as compared to the same period of the prior fiscal year, due primarily to reduced pre-tax income. The effective tax rate declined to 20.1% as compared to 21.1% in the same quarter of the prior fiscal year.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and nine- month periods ended March 31, 2023 and 2022:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$37,483	$32,529	$33,192	$33,222
Initial ACL on PCD loans	1,121	120	1,121	120
Loans charged off:
Residential real estate	—	(30)	(2)	(62)
Construction	—	—	—	—
Commercial business	—	(6)	(17)	(17)
Commercial real estate	—	—	(245)	—
Consumer	(113)	(32)	(189)	(57)
Gross charged off loans	(113)	(68)	(453)	(136)
Recoveries of loans previously charged off:
Residential real estate	—	2	1	3
Construction	—	—	—	—
Commercial business	—	—	—	2
Commercial real estate	—	—	6	—
Consumer	9	6	18	57
Gross recoveries of charged off loans	9	8	25	62
Net charge offs	(104)	(60)	(428)	(74)
Provision charged to expense	7,185	1,052	11,800	373
Balance, end of period	$45,685	$33,641	$45,685	$33,641

Our ACL at March 31, 2023, totaled $45.7 million, representing 1.31% of gross loans and 618% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.22% of gross loans and 806% of nonperforming loans at June 30, 2022. The ACL required for PCD loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million, and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $1.8 million due to the Citizens merger, and funded through a charge to PCL. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $3.0 million, of which $1.9 million was attributable to the ACL for outstanding loans, while $1.1 million was attributable to the allowance for off-balance sheet credit exposures.

The Company has estimated its expected credit losses as of March 31, 2023, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve tightens monetary policy to address inflation risks. Management continues to closely monitor borrowers in the hotel industry that were slow to recover from the COVID-19 pandemic.

For the nine-month period ended March 31, 2023, the ACL increased by $12.5 million and the allowance for off-balance sheet credit exposures increased by $4.5 million, reflecting the $1.1 million addition to the ACL for PCD loans acquired in the Citizens merger, a PCL of $16.3 million, and net charge offs of $428,000.

At March 31, 2023, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $7.8 million, as compared to $3.3 million at June 30, 2022. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $4.5 million increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized for loans originated by the legacy branches as well as unfunded commitments acquired with the Citizens merger.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	March 31, 2023	ACL	June 30, 2022	ACL
Real Estate Loans:
Residential	$13,465	29.5%	$8,908	26.8%
Construction	3,638	8.0%	2,220	6.7%
Commercial	18,545	40.6%	16,838	50.7%
Consumer loans	986	2.1%	710	2.2%
Commercial loans	9,051	19.8%	4,516	13.6%
	$45,685	100.0%	$33,192	100.0%

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

At March 31, 2023, the Company had loans of $46.9 million, or 1.35% of total loans, adversely classified ($46.9 million classified “substandard”; none classified “doubtful”), as compared to loans of $27.1 million, or 1.00% of total loans, adversely classified ($26.3 million classified “substandard”; $827,000 classified “doubtful”) at June 30, 2022, and $37.6 million, or 1.25% of total loans, adversely classified ($37.6 million classified “substandard”; none classified “doubtful”) at December 31, 2022. The increase as compared to June 30, 2022, was primarily related to $6.1 million acquired via the Citizens merger, the migration from the special mention category to substandard of one $9.0 million relationship, and was offset by the resolution of $5.8 million in legacy adversely classified loans. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $9.5 million at March 31, 2023. As reported in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $4.6 million at June 30, 2022, to $7.4 million at March 31, 2023. Total past due loans were $8.9 million at December 31, 2022. The increase in past due loans as compared to June 30, 2022, was primarily attributable to $2.7 million in non-owner occupied nonresidential real estate acquired with the Citizens merger. Of total delinquent loans, the majority are classified as non-accrual and appropriate collection efforts are being actively monitored.

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

	March 31, 2023	June 30, 2022	March 31, 2022

Nonaccruing loans:
Residential real estate	$1,175	$1,647	$1,255
Construction	368	—	—
Commercial real estate	4,741	2,259	2,373
Consumer	183	73	9
Commercial business	930	139	245
Total	7,397	4,118	3,882

Loans 90 days past due accruing interest:
Residential real estate	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	—	—

Total nonperforming loans	7,397	4,118	3,882
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	5,258	2,180	3,199
Other nonperforming assets	25	11	—
Total nonperforming assets	$12,680	$6,309	$7,081

At March 31, 2023, TDRs totaled $31.1 million, of which $733,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $30.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2023, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2022, TDRs totaled $31.4 million, of which $807,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $30.6 million in TDRs at June 30, 2022, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2023, nonperforming assets totaled $12.7 million, as compared to $6.3 million at June 30, 2022, and $7.1 million at March 31, 2022. The increase in nonperforming assets as compared to June 30, 2022, was attributable to $1.8 million in nonperforming loans and $2.7 million in other real estate owned obtained via the Citizens merger, a net increase of $355,000 in legacy other real estate owned, and an increase of $1.5 million in legacy nonperforming loans.

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

At March 31, 2023, the Company had outstanding commitments and approvals to extend credit of approximately $1.1 billion million (including $723.2 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB, the Federal Reserve Bank of St. Louis’ primary credit facility (“Discount Window”) and the new Bank Term Funding Program (“BTFP”). At March 31, 2023, the Bank had pledged $1.0 billion of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $606.6 million, of which $45.2 million was advanced, while an additional $373,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $29.5 million was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its multi-family or home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.5 billion, subject to available collateral. Also, at March 31, 2023, the Bank had pledged a total of $297.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $237.5 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at March 31, 2023. Of our AFS securities carrying value of $429.8 million, investment and mortgage-backed securities pledged as collateral to secure public deposits totaled $243.6 million at March 31, 2023. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of March 31, 2023 and June 30, 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of March 31, 2023, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$459,771	12.22%	$300,924	8.00%	n/a	n/a
Southern Bank	442,021	11.87%	297,954	8.00%	372,443	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	413,432	10.99%	225,693	6.00%	n/a	n/a
Southern Bank	395,685	10.62%	223,466	6.00%	297,954	8.00%
Tier I Capital (to Average Assets)
Consolidated	413,432	10.02%	165,055	4.00%	n/a	n/a
Southern Bank	395,685	10.58%	149,655	4.00%	186,222	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	398,010	10.58%	169,270	4.50%	n/a	n/a
Southern Bank	395,685	10.62%	167,599	4.50%	242,088	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$370,013	13.42%	$220,558	8.00%	n/a	n/a
Southern Bank	352,169	12.90%	218,397	8.00%	272,996	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,316	12.16%	165,418	6.00%	n/a	n/a
Southern Bank	325,183	11.91%	163,797	6.00%	218,397	8.00%
Tier I Capital (to Average Assets)
Consolidated	335,316	10.41%	128,822	4.00%	n/a	n/a
Southern Bank	325,183	10.22%	127,333	4.00%	159,167	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	319,971	11.61%	124,064	4.50%	n/a	n/a
Southern Bank	325,183	11.91%	122,848	4.50%	177,447	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2023, fixed rate 1- to 4-family residential loan production totaled $97.2 million (of which $12.7 million was originated for sale into the secondary market), as compared to $204.0 million during the same period of the prior fiscal year (of which $38.9 million was originated for sale into the secondary market). At March 31, 2023, the fixed rate residential loan portfolio was $592.5 million with a weighted average maturity of 194 months, as compared to $464.8 million at March 31, 2022, with a weighted average maturity of 190 months. The Company originated $32.1 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2023, as compared to $8.0 million during the same period of the prior fiscal year. The Company originated $477.9 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2023, as compared to $421.9 million during the same period of the prior fiscal year. The Company also originated $119.4 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2023, as compared to $46.2 million during the same period of the prior fiscal year. At March 31, 2023, adjustable-rate home equity lines of credit increased to $65.9 million, as compared to $41.7 million at March 31, 2022. At March 31, 2023, all fixed rate loans with remaining maturities in excess of 10 years totaled $383.8 million, or 11.2% of net loans receivable, as compared to $302.4 million, or 11.7% of net loans receivable at March 31, 2022. At March 31, 2023, the Company’s investment portfolio had a weighted-average life of 6.1 years, compared to 4.9 years at March 31, 2022, while the effective duration of the portfolio declined to 2.6 at March 31, 2023, as compared to 3.8 at March 31, 2022. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2023, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$284,065	$(101,097)	(26)	7.36	(193)
+200 bp	321,356	(63,805)	(17)	8.13	(116)
+100 bp	347,429	(37,733)	(10)	8.60	(69)
0 bp	385,162	—	—	9.29	—
‑100 bp	423,069	37,908	10	9.96	67
‑200 bp	475,209	90,048	23	10.98	169
‑300 bp	517,484	132,323	34	11.77	248

June 30, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$189,624	$(129,048)	(40)	6.50	(345)
+200 bp	231,603	(87,069)	(27)	7.70	(225)
+100 bp	286,614	(32,058)	(10)	9.20	(75)
0 bp	318,672	—	—	9.95	—
‑100 bp	350,857	32,185	10	10.66	71
‑200 bp	442,479	123,807	39	13.06	311
‑300 bp	523,486	204,814	64	15.09	514

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. Through December 31, 2022, the Company reported an increase in interest rate sensitivity, as it booked above-trend loan growth in anticipation of the liquidity and interest rate risk position of the balance sheet it would acquire in the Citizens merger. With the completion of the merger, as of March 31, 2023, the Company’s interest rate sensitivity has declined somewhat as compared to June 30, 2022, as reflected in the tables above. As compared to the prior fiscal year, the Company’s interest rate sensitivity has increased somewhat, as the rapid and significant increase in market interest rates and above-trend loan growth prior to the Citizens merger has been partially offset with the benefit of Citizens’ asset-sensitive balance sheet.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2023 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

Recent negative events in the financial services industry, primarily involving regional banks, have caused general uncertainty and concern regarding the adequacy of liquidity of the financial services industry. While the Company relies on a number of funding sources to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition, capital and liquidity levels. This uncertainty may drive deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition. Despite the challenges, our focus remains on the fundamentals that have served us well during our 135-year history.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended March 31, 2023.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
01/01/23 - 01/31/23 period	—	$—	—	306,375
02/01/23 - 02/28/23 period	—	—	—	306,375
03/01/23 - 03/31/23 period	—	—	—	306,375

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

		(viii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in-control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-control Agreement with Lora L. Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in-control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(v)	Change-in-control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(viii)	Amended and Restated Change-in-Control Agreement with Martin Weishaar
		(ix)	Change-in-Control Agreement with Lance Gruenke
	10.	Named Executive Officer Salary and Bonus Arrangements for 2022 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 and incorporated herein by reference)
11. Director Fee Arrangements for 2022 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022 and incorporated herein by reference)
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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 10, 2023	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: May 10, 2023	/s/ Lora L. Daves
Lora L. Daves
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)