Form 10-K
period 2023-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2023-09-13
CIK 916907

acquisition

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023                    OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files).  Yes ⌧ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ⌧

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $356.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 8, 2023, there were issued and outstanding 11,336,462 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders.

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-K

PART I

Item 1. Description of Business

The disclosures set forth in this Item 1. are qualified by Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in this section and other cautionary statements set forth elsewhere in this report.

General

Southern Missouri Bancorp, Inc. ("Company") is a bank holding company and the parent company of Southern Bank (“Bank”). The Company changed its state of incorporation to Missouri on April 1, 1999, after originally incorporating in Delaware on December 30, 1993, for the purpose of becoming the holding company for the Bank, which was known as Southern Missouri Savings Bank upon completion of its conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1.8 million shares of its common stock to the public. The Company’s common stock is quoted on the NASDAQ Global Market under the symbol "SMBC".

The Bank was originally chartered by the state of Missouri as a mutual savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. On June 4, 2004, Southern Missouri Bank & Trust Co. converted from a Missouri chartered stock savings bank to a Missouri chartered trust company with banking powers ("Charter Conversion"). On June 1, 2009, the institution changed its name to Southern Bank.

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

The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines, ("FHLB"), and brokered deposits, to invest in one- to four-family residential mortgage loans, mortgage loans secured by commercial real estate, commercial non-mortgage business loans, construction loans, and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), municipal bonds, and other permissible investments.

At June 30, 2023, the Company had total assets of $4.4 billion, total deposits of $3.7 billion and stockholders’ equity of $446.1 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans and investment securities, and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans and loan servicing income, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

Acquisitions

On January 20, 2023, the Company completed its acquisition of Citizens Bancshares, Co. (“Citizens”), the parent company of Citizens Bank & Trust Company (“Citizens Bank”). At closing, before purchase accounting adjustments, Citizens held total assets of $985.7 million, loans, net of $456.0 million, and deposits of $851.0 million. The acquisition resulted in goodwill of $23.5 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and Citizens Bank. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

On February 25, 2022, the Company completed its acquisition of Fortune Financial, Inc. (“Fortune”), the parent company of FortuneBank (“FB”) in a stock and cash transaction. At closing, before purchase accounting adjustments, Fortune held total assets of $253.0 million, loans, net of $202.1 million, and deposits of $218.3 million. The acquisition resulted in goodwill of $12.8 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and FB. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in Southern Bank relocating its facility from its prior location in Cairo to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. The acquisition resulted in goodwill of $442,000, which was recorded at the Bank level, and was not deductible for tax purposes.

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

On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”) and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction. At closing, Gideon held total assets of $217 million, loans, net, of $144 million, and deposits of $171 million. The acquisition resulted in goodwill of $1.0 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and First Commercial. Goodwill from this transaction was recorded at the Bank level, and was not deductible for tax purposes.

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. (“Bancshares”), and its wholly owned subsidiary, Southern Missouri Bank of Marshfield (“SMB-Marshfield”), in a stock and cash transaction. SMB-Marshfield was merged into the Bank at acquisition. At closing, Bancshares held total assets of $86.2 million, loans, net, of $68.3 million, and deposits of $68.2 million. The acquisition resulted in goodwill of $4.4 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and SMB-Marshfield. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp), and its subsidiary, Capaha Bank (Capaha), Tamms, Illinois, in a stock and cash transaction. Capaha was merged into the Bank at acquisition. At closing, Tammcorp held total assets of $187 million, loans, net, of $153 million, and deposits of $167 million. A Tammcorp note payable of $3.7 million was contractually required to be repaid in conjunction with the acquisition. The acquisition resulted in goodwill of $4.1 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and Capaha. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri, in a stock and cash transaction (the “Peoples Acquisition”). Peoples was merged into the Bank in early December, 2014, in connection with the conversion of Peoples’ data system. At closing, PSC held total assets of $267 million, loans, net, of $193 million, and deposits of $221 million. The Company acquired Peoples primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The acquisition resulted in goodwill of $3.0 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and Peoples. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

The Company completed its acquisition of Ozarks Legacy Community Financial, Inc. (Ozarks Legacy), and its subsidiary, Bank of Thayer, headquartered in Thayer, Missouri, in October 2013. At closing, Ozarks Legacy had total assets of approximately $81 million, loans, net, of $38 million, and deposits of $68 million. The acquisition resulted in goodwill of $1.5 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and the Bank of Thayer. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.The Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc. and its subsidiary, Citizens State Bank, headquartered in Bald Knob, Arkansas, in February 2014. At closing, Citizens had total assets of approximately $72 million, loans, net, of $12 million, and deposits of $64 million. No goodwill was recognized.

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

●	the remaining effects of the COVID-19 pandemic on general economic conditions, either nationally or in the Company’s market and lending areas;
●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected and goodwill impairment charges might be incurred;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and inflation, including the effects of a potential recession whether caused by Federal Reserve actions or otherwise or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding and maintain sufficient liquidity;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits;
●	legislative or regulatory changes that adversely affect our business;
●	the transition from LIBOR to new interest rate benchmarks; natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require an increase in our reserve for loan losses or a write-down of assets;
●	the impact of technological changes; and

●	our success at managing the risks involved in the foregoing.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company wishes to advise readers that the factors listed above and other risks described in this Annual Report on Form 10-K, including, without limitation, those described under “Item 1A. Risk Factors,” and other documents filed or furnished from time to time by the Company with the SEC (and are available on our website at www.bankwithsouthern.com and on the SEC’s website at www.sec.gov) could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We undertake no obligation to publicly update or revise any forward-looking statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed might not occur, and you should not put undue reliance on any forward-looking statements.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 62 full service branch offices and three limited service branch offices, as of June 30, 2023. The branch offices are located in Poplar Bluff (4), Van Buren, Dexter (2), Kennett, Doniphan, Sikeston, Qulin, Springfield (3), Thayer (2), West Plains (2), Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (2), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, Rolla, Arnold, Oakville, Kansas City (2), Kearney, Lee’s Summit, Macon, Maryville, Boonville, Brookfield, Chillicothe (2), Smithville, St. Joseph (2), and Trenton, Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob, Bradford, and Cabot, Arkansas; Anna, Cairo, and Tamms, Illinois; and Leawood, Kansas. In January 2023, the Company completed a merger with Citizens adding fourteen branches in markets in Missouri and Kansas, including the Kansas City and St. Joseph Metropolitan Statistical Areas (MSAs).

For purposes of management and oversight of its operations, the Bank has organized its facilities into five regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 245,000, and included within this market area is the Cape Girardeau MSA, which has a population of approximately 103,000. At June 30, 2023 the Bank’s south region includes 13 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, Lonoke, and White counties in Arkansas. These counties have a total population of approximately 458,000, and included within this market area is the Jonesboro MSA, which has a population of approximately 157,000. The Cabot, Arkansas, branch in Lonoke County, is located in the northeast corner of the Little Rock MSA. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 571,000, and included within this market area is the Springfield MSA, which has a population of approximately 493,000. The Bank’s north region includes two of its facilities, which are situated in Jefferson and St. Louis counties. The market area also includes the City of St. Louis. The two counties and the City of St. Louis have a total population of approximately 1.5 million. The north region market area is within the St. Louis MSA. The Bank’s northwest region includes 15 of its facilities, one of which is limited service, which are situated in Buchanan, Clay, Cooper, Grundy, Jackson, Linn, Livingston, Macon, and Nodaway counties in Missouri, and Johnson county in Kansas. These counties have a total population of approximately 1.7 million, and some counties in this market area are located within the Kansas City MSA, or the St. Joseph MSA. Each of these markets may also serve other communities just outside the area described, but without a notable impact on the demographics of the market area.

The Bank’s east and south regions, and part of the northwest region. are generally rural in nature with economies supported by manufacturing activity, agriculture (livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the west region, the Bank’s operations are generally more concentrated in the Springfield, Missouri, MSA, and major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. In the north region, major employers include aviation and transportation, healthcare providers, medical research, educational institutions, retailers, manufacturers, energy/utilities, and hospitality. In the portion of the northwest region within the Kansas City MSA, major employers include healthcare providers, manufacturers, medical research, educational institutions, retailers, and hospitality. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The most recent market share data by the FDIC reflected that the Bank was one of 28 bank or saving association groups located in its east region competing for approximately $7.8 billion in deposits at FDIC-insured institutions, one of 44 bank or saving association groups located in its south region (13 of these institutions overlap with the Bank’s other regions) competing for $12.3 billion in deposits, one of 43 bank or savings association groups located in its west region (19 of these overlap with the Bank’s other regions) competing for $17.0 billion in deposits, one of 60 bank or savings association groups located in its north region (24 of these overlap with the Bank’s other regions) competing for $97.5 billion in deposits, and one of 107 bank or savings association groups located in its northwest region (six of these overlap with the Bank’s other regions) competing for $79.1 billion in deposits.

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

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans, and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2023, the Bank had purchased participation interests in 86 loans with balances outstanding totaling $155.6 million.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer, Rick Windes, Regional President Justin Cox, and our Chief Credit Officer, Mark Hecker (our “Senior Lending and Credit Officers”). The Chief Lending Officer and Regional President are responsible for oversight of loan production. The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of five Regional Loan Committees, the Senior Loan Committee, an Agricultural Loan Committee, a Senior Agricultural Loan Committee, an SBA Loan Committee, or a Bank Executive Loan Committee.

The Regional Loan Committees each consists of one director appointed by the Board of Directors and lenders selected by our Senior Lending and Credit Officers, and is authorized to approve lending relationships up to $4.0 million. The Senior Loan Committee consists of our Senior Lending and Credit Officers and lenders selected by them that have a higher level of lending experience. The Senior Loan Committee is authorized to approve lending relationships up to $10.0 million. The Bank’s Agricultural Loan Committee consists of several lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers, and is authorized to approve agricultural lending relationships up to $4.0 million. The Senior Agricultural Loan Committee is authorized to approve agricultural lending relationships up to $10.0 million and consists of  our Chief Credit Officer, as well as several senior lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers. The Bank Executive Loan Committee consists of our Senior Lending and Credit Officers, plus our Chairman/CEO and our President/Chief Administrative Officer.

In addition to the approval of the Senior Loan Committee or the Bank Executive Loan Committee, lending relationships in excess of $10.0 million require the approval of the Directors’ Loan Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2023, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $115.8 million. At June 30, 2023, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $76.8 million to $20.7 million, net of participation interests sold. As of June 30, 2023, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2023		2022		2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$1,133,417	31.74%	$904,160	33.66%	$721,216	32.78%	$627,357	29.29%	$491,992	26.65%
Commercial real estate (1)	1,562,379	43.75	1,146,673	42.69	889,793	40.44	887,419	41.43	840,777	45.53
Construction	550,052	15.40	258,072	9.61	208,824	9.49	185,924	8.68	123,287	6.68
Total mortgage loans	3,245,848	90.89	2,308,905	85.96	1,819,833	82.71	1,700,700	79.40	1,456,056	78.86
Other Loans:
Automobile loans	21,761	0.61	17,316	0.64	15,146	0.69	12,084	0.56	11,379	0.62
Commercial business (2) (3)	599,030	16.77	441,598	16.44	414,124	18.82	468,448	21.87	355,874	19.27
Home equity	65,053	1.82	45,460	1.69	37,783	1.72	43,149	2.01	43,369	2.35
Other	46,701	1.32	30,220	1.13	24,745	1.12	25,534	1.20	42,786	2.32
Total other loans	732,545	20.52	534,594	19.90	491,798	22.35	549,215	25.64	453,408	24.56
Total loans	3,978,393	111.41	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04	1,909,464	103.42
Less:
Undisbursed loans in process	359,196	10.06	123,656	4.60	74,540	3.39	78,452	3.66	43,153	2.34
Deferred fees and discounts	299	0.01	453	0.02	3,625	0.16	4,395	0	3	0.00
Allowance for loan losses	47,820	1.34	33,192	1.24	33,222	1.51	25,139	1.17	19,903	1.08
Net loans receivable	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%

Type of Security:
Residential real estate
One-to four-family	$865,144	24.23%	$690,478	25.71%	$526,208	23.92%	$482,009	22.50%	$395,317	21.41%
Multi-family	648,697	18.17	376,854	14.03	359,200	16.33	286,654	13.38	172,303	9.33
Commercial real estate	1,431,166	40.08	975,100	36.30	701,438	31.88	688,145	32.13	647,078	35.05
Land	300,841	8.42	266,472	9.92	232,987	10.59	243,892	11.39	241,360	13.07
Commercial	599,030	16.77	441,598	16.44	414,124	18.82	468,448	21.88	355,874	19.28
Consumer and other	133,515	3.74	92,997	3.46	77,674	3.52	80,767	3.77	97,532	5.28
Total loans	3,978,393	111.41	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04	1,909,464	103.42

Less:
Undisbursed loans in process	359,196	10.06	123,656	4.60	74,540	3.39	78,452	3.66	43,153	2.34
Deferred fees and discounts	299	0.01	453	0.02	3,625	0.16	4,395	0.21	3	—
Allowance for loan losses	47,820	1.34	33,192	1.24	33,222	1.51	25,139	1.17	19,903	1.08
Net loans receivable	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%
(1)	Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $238.1 million, $213.1, $180.6 million, $185.3 million, and $182.7 million, as of June 30, 2023, 2022, 2021, 2020, and 2019, respectively.
(2)	Commercial business loan balances included agricultural equipment and production loans of $138.3 million, $110.3 million, $104.9 million, $100.3 million, and $95.5 million, as of June 30, 2023, 2022, 2021, 2020, and 2019, respectively.
(3)	Commercial business loan balances included PPP loans of $601,000, $3.1 million, $63.0 million and $132.3 million as of June 30, 2023, 2022, 2021 and 2020, respectively, and none as of June 30, 2019.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2023		2022		2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$921,251	25.80%	$774,159	28.82%	$556,360	25.29%	$407,437	19.02%	$254,234	13.77%
Commercial real estate	1,293,868	36.23	986,199	36.72	743,976	33.81	725,830	33.89	658,874	35.68
Construction	485,516	13.60	241,159	8.98	202,309	9.19	183,214	8.55	116,304	6.30
Consumer	59,348	1.66	44,698	1.66	37,045	1.68	35,139	1.64	51,905	2.81
Commercial business	347,226	9.72	277,617	10.34	303,996	13.82	365,219	17.05	222,290	12.04
Total fixed-rate loans	3,107,209	87.01	2,323,832	86.52	1,843,686	83.79	1,716,839	80.15	1,303,607	70.60
Adjustable-Rate Loans:
Residential real estate	212,166	5.94	130,001	4.84	164,856	7.49	219,920	10.27	237,758	12.88
Commercial real estate	268,511	7.52	160,474	5.97	145,817	6.63	161,589	7.54	181,903	9.85
Construction	64,536	1.81	16,913	0.63	6,515	0.30	2,710	0.13	6,983	0.38
Consumer	74,167	2.08	48,298	1.80	40,629	1.84	45,628	2.13	45,629	2.47
Commercial business	251,804	7.05	163,981	6.10	110,128	5.01	103,229	4.82	133,584	7.23
Total adjustable-rate loans	871,184	24.40	519,667	19.34	467,945	21.27	533,076	24.89	605,857	32.81
Total loans	3,978,393	111.41	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04	1,909,464	103.41
Less:
Undisbursed loans in process	359,196	10.06	123,656	4.60	74,540	3.39	78,452	3.66	43,153	2.34
Net deferred loan fees	299	0.01	453	0.02	3,625	0.16	4,395	0	3	—
Allowance for loan loss	47,820	1.34	33,192	1.24	33,222	1.51	25,139	1.17	19,903	1.07
Net loans receivable	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%	$1,846,405	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers, and from responses to the Bank’s marketing campaigns. At June 30, 2023, residential loans secured by one- to four-family residences totaled $740.5 million, or 20.7% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans. During the year ended June 30, 2023, the Bank originated $38.4 million of ARM loans and $125.7 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $21.5 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area. Fixed rate one- to four- family loans represented 81.3% of the one- to four- family portfolio with a weighted average maturity of 15.7 years.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-75 basis points, but does not require private mortgage insurance. At June 30, 2023, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $129.2 million. For fiscal years ended June 30, 2023, 2022, 2021, 2020, and 2019, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $27.3 million, $50.8 million, $52.2 million, $45.9 million, and $23.3 million, respectively, totaling $199.5 million. The outstanding balance of those loans at June 30, 2023, was $110.7 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank for retention in its portfolio conform to secondary market underwriting standards; however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2023, one- to four-family loans with a fixed rate totaled $586.4 million and had a weighted-average maturity of 188 months.

The Bank also originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties are tied to the Wall Street Journal prime rate. Owner occupied residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2023, one- to four-family loans tied to the CMT index totaled $89.9 million. One- to four-family loans tied to other indices totaled $65.9 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2023 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2023, the Bank had $393.0 million, or 11.0% of net loans receivable, in multi-family residential real estate. Fixed rate loans secured by multi-family residential properties represented 85.7% of the multi-family residential property portfolio with a weighted average maturity of 7.6 years. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, nursing homes and other healthcare related facilities, land (improved and unimproved), convenience stores, automobile dealerships, and other automotive-related services, warehouses and distribution centers, and other businesses generally located in the Bank’s market area. At June 30, 2023, the Bank had $1.6 billion in commercial real estate loans, which represented 43.8% of net loans receivable. Of this amount, $238.1 million were loans secured by agricultural properties. The Bank expects to maintain, and may increase, the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio. Fixed rate commercial real estate loans represented 82.8% of the commercial real estate portfolio with a weighted average maturity of 5.1 years.

Commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually, based on the Wall Street Journal prime rate, after an initial fixed-rate period up to seven years. The Bank typically includes an interest rate "floor" in the loan agreement. Generally, loans for improved commercial properties do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2023, the Bank had $550.0 million, or 15.4% of net loans receivable in construction loans outstanding and loans in process.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-occupied or non-owner occupied commercial real estate. At June 30, 2023, $124.7 million of the Bank’s construction loans outstanding and loans in process were secured by one- to four-family residential real estate, $255.7 million were secured by multi-family residential real estate, and $169.6 million were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in nine to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately 66 months, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2023, the Bank’s consumer loan portfolio totaled $133.5 million, or 3.7% of net loans receivable.

Home equity loans represented 48.7% of the Bank’s consumer loan portfolio at June 30, 2023, and totaled $65.1 million, or 1.8% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust or mortgage and are generally issued for up to 90% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs are secured by residential properties, which is generally considered to be stronger collateral than that securing other consumer loans. In addition, because of the adjustable rate structure, HELOCs present less interest rate risk to the Bank.

Consumer loans for the purchase of automobiles represented 16.3% of the Bank’s consumer loan portfolio at June 30, 2023, and totaled $21.8 million, or 0.6% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

Consumer loan rates and terms vary according to the type of collateral, length of contract and creditworthiness of the borrower, which is evaluated using credit scoring. Consumers with additional qualifying Bank products are eligible for additional pricing discounts. The underwriting standards employed for consumer loans include employment stability, a determination of the applicant’s payment history on other debts, and an assessment of ability to meet existing and proposed obligations. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2023, the Bank had $599.0 million in commercial business loans outstanding, or 16.8% of net loans receivable. Of this amount, $138.3 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to maintain, and may increase, the percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At fiscal year end, fixed rate commercial loans represented 58.0% of the commercial loan portfolio with a weighted average maturity of 2.9 years. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period. The Bank’s commercial business loans are evaluated based on the loan application, a determination of the applicant’s payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

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

Small Business Administration (SBA) Lending. The Bank’s commercial and construction business lending activity includes some loans guaranteed by the SBA. In fiscal 2023, $6.4 million in originations was guaranteed by the SBA, and as of June 30, 2023, the Company held balances of $9.5 million in its portfolio representing the unguaranteed portion of SBA loans it had originated. The Company had sold and was servicing $60.9 million of the guaranteed portion of SBA loans as of June 30, 2023.

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2023. Commitments to extend credit totaled $912.0 million at June 30, 2023.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$46,491	$9,905	$77,118	$—	$133,514
Certificates of deposit	690,500	277,914	95,522	100	1,064,036
Total	$736,991	$287,819	$172,640	$100	$1,197,550

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction loans in process	$57,457	$137,310	$130,276	$34,834	$359,877
Other loan commitments	398,919	61,527	26,523	65,140	552,109
	$456,376	$198,837	$156,799	$99,974	$911,986

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2023, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total

	(Dollars in thousands)
Residential real estate	$142,789	$251,591	$466,868	$272,169	$1,133,417
Commercial real estate	305,771	793,043	451,562	12,003	1,562,379
Construction	450,446	73,269	25,274	1,063	550,052
Consumer	80,334	44,904	7,792	485	133,515
Commercial business	320,551	240,914	36,269	1,296	599,030
Total loans	$1,299,891	$1,403,721	$987,765	$287,016	$3,978,393

As of June 30, 2023, loans with a maturity date after June 30, 2024, with fixed interest rates totaled $2.4 billion, and loans with a maturity date after June 30, 2024, with adjustable rates totaled $279.7 million.

Loan Originations, Sales and Purchases

Generally, loans are originated by the Bank’s staff, who are salaried loan officers. All loan officers are eligible for bonuses based on production, market performance, and credit quality. Certain lenders, in particular those originating higher volume of residential loans for sale on the secondary market, may earn a relatively higher percentage of their total compensation through bonuses. Loans are originated both to be held for investment and to be sold into the secondary market. Loan applications are generally taken and processed at each of the Bank’s full-service locations and online for single-family residential loans.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2023, the Bank originated $1.2 billion of loans, compared to $1.1 billion and $971.8 million, respectively, in fiscal 2022 and 2021. Of these loans, mortgage loan originations were $1.0 billion, $970.1 million, and $771.2 million in fiscal 2023, 2022, and 2021, respectively. Increases in originations over recent periods is attributed to increased lending activity, increased borrower refinancing, and an expanded market area and customer base following recent mergers.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2023, the Bank committed to purchase $118.7 million of new loan participations. At June 30, 2023, outstanding balances on loan participations purchased totaled $155.6 million, or 3.6% of net loans receivable. An additional $144.6 million is available to be drawn on these purchased participation loans. At June 30, 2023, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2023	2022	2021

	(Dollars in thousands)
Total loans at beginning of period	$2,843,499	$2,311,631	$2,249,915

Loans originated:
One- to four-family residential	185,579	284,794	330,000
Multi-family residential and commercial real estate	577,243	520,168	290,246
Construction loans	244,833	165,176	150,947
Commercial business	193,990	123,993	172,229
Consumer and others	43,400	36,624	28,421
Total loans originated	1,245,045	1,130,755	971,843

Loans purchased:
Total loans purchased (1) (2)	511,605	253,785	55,271

Loans sold:
Total loans sold	(85,320)	(57,355)	(157,406)

Principal repayments	(466,010)	(717,874)	(778,032)
Participation principal repayments	(69,353)	(77,260)	(29,193)

Foreclosures	(1,073)	(183)	(767)
Net loan activity	1,134,894	531,868	61,716
Total loans at end of period	$3,978,393	$2,843,499	$2,311,631

(1)	Amount reported in fiscal 2023 includes the Company’s acquisition of loans from the Citizens merger recorded at $447.4 million fair value.
(2)	Amount reported in fiscal 2022 includes the Company’s acquisitions of loans from the Fortune and Cairo mergers recorded at a $202.1 million and $408,000 fair values, respectively.

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $912.0 million at June 30, 2023. See Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2023.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
Residential real estate	6	$401	7	$483	13	$884
Commercial real estate	5	1,854	4	1,580	9	3,434
Construction	1	311	2	698	3	1,009
Consumer	13	124	6	212	19	336
Commercial Business	2	77	12	789	14	866
Totals	27	$2,767	31	$3,762	58	$6,529

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

The increase in nonperforming assets in fiscal 2023 was attributed primarily to nonaccrual loans and other real estate owned acquired in the Citizens merger.

For information regarding accrual of interest on loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company may treat purchased credit deteriorated loans as an accruing asset because these loans are recorded at acquisition at fair value, which includes an accretable discount recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2023	2022	2021	2020	2019

	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$934	$1,647	$3,235	$4,010	$6,404
Construction	698	—	30	—	—
Commercial real estate	4,564	2,259	1,914	3,106	10,876
Consumer	256	73	100	196	309
Commercial business	1,091	139	589	1,345	3,424
Total	7,543	4,118	5,868	8,657	21,013

Loans 90 days past due accruing interest:
Residential real estate	109	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—
Total	109	—	—	—	—

Total nonperforming loans	7,652	4,118	5,868	8,657	21,013
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	3,606	2,180	2,227	2,561	3,723
Other nonperforming assets	32	11	23	9	29
Total nonperforming assets	$11,290	$6,309	$8,118	$11,227	$24,765

Total nonperforming loans to net loans	0.21%	0.15%	0.27%	0.40%	1.14%
Total nonperforming loans to total assets	0.17%	0.13%	0.22%	0.34%	0.95%
Total nonperforming assets to total assets	0.26%	0.20%	0.30%	0.44%	1.12%

At June 30, 2023, Troubled Debt Restructurings (“TDRs”) totaled $30.5 million, of which $727,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $29.8 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2022, TDRs totaled $31.4 million, of which $807,000 was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2023 and 2022, on the basis of guidance under ASU 2011-02 “Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for credit losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2023, the Company’s balance of real estate owned totaled $3.6 million, all in non-residential properties.

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

On the basis of management’s review of the assets of the Company, at June 30, 2023, adversely classified assets totaled $50.0 million, or 1.15% of total assets as compared to $29.3 million, or 0.91% of total assets at June 30, 2022. Of the amount adversely classified as of June 30, 2023, $50.0 million was considered substandard, and none was considered doubtful. Included in adversely classified assets at June 30, 2023, were various loans totaling $46.3 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $3.6 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. The increase in classified loans was attributable in part to a limited number of commercial real estate loans secured by hotel properties with combined balances of $23.4 million and $14.9 million, respectively, as of June 30, 2023 and 2022. These borrowers requested and received  payment deferrals or modifications due to the impact of the COVID-19 pandemic on their operations, and were not able to return to their previously contracted arrangements by June 30, 2022. Since that date, they have become current on their payments, but there is some concern for their ability to generate enough cash flow to service the debt. Adversely classified loans totaling $9.6 million had been placed on nonaccrual status at June 30, 2023, of which $6.5 million were more than 30 days delinquent. Of the remaining $36.7 million of adversely classified loans, $2.6 million were more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2023, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2023, these other loans of concern totaled $27.9 million, as compared to $24.4 million at June 30, 2022.

Allowance for Credit Losses. The Bank’s allowance for credit losses is established through a provision for credit losses based on management’s expectation of lifetime credit losses on financial assets held at amortized cost. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. These provisions for credit losses are charged against earnings in the year they are established. The Bank had an allowance for credit losses at June 30, 2023, of $47.8 million, which represented 424% of nonperforming assets as compared to an allowance of $33.2 million, which represented 526% of nonperforming assets at June 30, 2022.

At June 30, 2023, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $6.3 million, as compared to $3.4 million at June 30, 2022. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The increase was attributable primarily to an increase in anticipated draws of available credit and changes in the mix of loan types anticipated to be funded.

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

	Year Ended June 30,
	2023	2022

	(Dollars in thousands)
Allowance at beginning of period	$33,192	$33,222
Initial ACL on PCD loans	1,121	120
Recoveries:
Residential real estate	1	3
Construction real estate	—	—
Commercial real estate	12	—
Commercial business	8	2
Consumer	28	64
Total recoveries	49	69

Charge offs:
Residential real estate	19	72
Construction real estate	—	—
Commercial real estate	245	—
Commercial business	82	16
Consumer	327	65
Total charge offs	673	153

Net charge offs	(624)	(84)
Provision for loan losses	14,131	(66)
Balance at end of period	$47,820	$33,192

Ratio of ACL to total loans outstanding at the end of the period	1.32%	1.22%
Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.21%	0.15%
Ratio of ACL to nonaccrual loans	633.97%	806.02%

Average loans outstanding by loan category:
Residential real estate	$904,448	$881,135
Construction real estate	438,932	144,945
Commercial real estate	1,246,752	1,067,053
Commercial business	106,543	389,132
Consumer	478,016	86,826
Total average loans outstanding by loan category	$3,174,690	$2,569,091

Ratio of net charge offs to average loans outstanding by loan category:
Residential real estate	0.00%	0.01%
Construction real estate	0.00%	0.00%
Commercial real estate	0.02%	0.00%
Commercial business	0.07%	0.00%
Consumer	0.06%	0.00%
Ratio of net charge offs to average loans outstanding during the period	0.02%	0.00%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2023		2022
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Residential real estate	$15,641	28.48%	$8,908	31.79%

Construction	2,664	13.83	2,220	9.08

Commercial real estate	22,838	39.27	16,838	40.33

Consumer	909	3.36	710	3.27

Commercial business	5,768	15.06	4,516	15.53

Total allowance for loan losses	$47,820	100.00%	$33,192	100.00%

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

The Company’s investment portfolio is managed in accordance with the Bank’s investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the Chairman of the Board, the President/Chief Administrative Officer, the Chief Financial Officer, the Chief Operations Officer, the Chief Lending Officer, and four outside directors.

Investment purchases and/or sales must be authorized by the asset/liability management committee or an authorized executive officer, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors of the Bank reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as AFS must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2023, AFS securities totaled $417.6 million (not including FHLB and Federal Reserve Bank membership stock, or other equity securities without readily-determinable fair values). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

As of June 30, 2023, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no definitive plans to employ these tools.

Debt and Other Securities. At June 30, 2023, the Company’s debt and other securities portfolio totaled $147.3 million, or 3.38% of total assets as compared to $64.8 million, or 2.02% of total assets at June 30, 2022. During fiscal 2023, the Bank had $3.3 million in maturities and $87.2 million in purchases of these securities. Of the securities that matured, $2.5 million was called for early redemption. At June 30, 2023, the investment securities portfolio included $42.6 million in municipal bonds, of which $38.8 million is subject to early redemption at the option of the issuer, and $32.5 million in corporate obligations, all of which is subject to early redemption at the option of the issuer. The investment portfolio included $68.6 million of asset backed securities at June 30, 2023, all of which are subject to early redemption. The remaining portfolio consists of $3.6 million in other securities, primarily SBA pools. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2023, was 58 months. Membership stock held in the FHLB of Des Moines, totaling $11.5 million and in the Federal Reserve Bank of St. Louis, totaling $9.1 million, along with equity stock of $929,000 in various correspondent (bankers’) banks, was not included in the above totals.

Mortgage-Backed Securities. At June 30, 2023, mortgage-backed securities (“MBS”) totaled $270.3 million, or 6.2%, of total assets, as compared to $170.6 million, or 5.3%, of total assets at June 30, 2022. During fiscal 2023, the Bank had maturities and prepayments of $3.4 million and $125.8 million in purchases of MBS. At June 30, 2023, the MBS portfolio included $90.1 million in fixed-rate residential MBS issued by government-sponsored enterprises (GSEs), $53.4 million in fixed-rate commercial MBS issued by GSEs, and $126.7 million in fixed rate collateralized mortgage obligations (“CMOs”) issued by GSEs generally consisting of underlying residential property loans, all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2023, was 68 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2023		2022		2021
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
State and political subdivisions	$42,568	28.90%	$44,479	68.63%	$47,696	69.45%
Corporate obligations	32,538	22.09	19,887	30.69	20,311	29.57
Asset backed securities	68,626	46.59	—	—	—	—
Other securities	3,570	2.42	443	0.68	672	0.98
Total	$147,302	100.00%	$64,809	100.00%	$68,679	100.00%

At June 30, 2023, the Company did not have any debt securities that were not carried at fair value.

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio and membership stock at June 30, 2023.

	Available for Sale Securities
	June 30, 2023
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
State and political subdivisions:
Due within 1 year	$788	$782	2.34%
Due after 1 year but within 5 years	7,663	7,433	2.75
Due after 5 years but within 10 years	22,821	21,205	2.55
Due over 10 years	14,013	13,148	3.21
Total	45,285	42,568	2.79

Corporate obligations:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	16,606	15,818	5.50
Due after 5 years but within 10 years	15,692	13,732	5.64
Due over 10 years	3,402	2,988	2.36
Total	35,700	32,538	5.26

Asset backed securities:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	20,748	21,128	6.04
Due over 10 years	47,149	47,498	5.70
Total	67,897	68,626	5.81

Other securities:
Due within 1 year	2,445	2,440	4.89
Due after 1 year but within 5 years	126	129	6.85
Due after 5 years but within 10 years	25	25	—
Due over 10 years	991	976	5.33
Total	3,587	3,570	5.04

Total debt and other securities	$152,469	$147,302	5.12%

The following table sets forth certain information at June 30, 2023 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2023
(Dollars in thousands)
Amounts due:
Within 1 year	$102
After 1 year through 3 years	22,862
After 3 years through 5 years	63,176
After 5 years	207,007
Total	$293,147

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2023, which have fixed, floating, or adjustable interest rates.

At June 30, 2023
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$215,703
Adjustable	77,444
Total	$293,147

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2023		2022		2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Residential MBS issued by GSEs	$97,612	$90,124	$76,345	$69,168	$64,400	$64,953
Commercial MBS issued by GSEs	60,333	53,385	51,435	45,730	35,425	36,481
CMOs issued by GSEs	135,202	126,743	61,293	55,687	36,201	36,907
Total	$293,147	$270,252	$189,073	$170,585	$136,026	$138,341

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2023:

As of June 30, 2023
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest Bearing	$100	$597,600	16.04%
1.39	None	NOW Accounts	100	1,328,423	35.66
0.57	None	Savings Accounts	100	282,753	7.59
2.05	None	Money Market Deposit Accounts	1,000	452,728	12.15

		Certificates of Deposit
3.59	6 months or less	Fixed Rate/Term	1,000	111,208	2.99
2.31	6 months or less	IRA Fixed Rate/Term	1,000	4,467	0.12
3.82	7-12 months	Fixed Rate/Term	1,000	359,879	9.66
4.45	7-12 months	IRA Fixed Rate/Term	1,000	35,197	0.94
2.94	13-24 months	Fixed Rate/Term	1,000	293,925	7.89
2.37	13-24 months	IRA Fixed Rate/Term	1,000	38,508	1.03
3.25	25-36 months	Fixed Rate/Term	1,000	70,820	1.90
1.50	25-36 months	IRA Fixed Rate/Term	1,000	6,557	0.18
3.13	48 months and more	Fixed Rate/Term	1,000	126,253	3.39
1.92	48 months and more	IRA Fixed Rate/Term	1,000	17,222	0.46
				$3,725,540	100.00%

As of June 30, 2023 and 2022, an estimated $750.0 million and $467.8 million respectively, of our deposit portfolio was uninsured. Of the uninsured amount at June 30, 2023, $227.8 million was collateralized. The uninsured amounts are estimates based on the methodologies and assumptions used for Southern Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of June 30, 2023.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$31,170
Over three through six months	78,218
Over six through twelve months	89,121
Over 12 months	181,781
Total	$380,290

For additional information regarding our deposits, see Note 5, “Deposits” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2023	2022	2021

	(Dollars in thousands)
0.00 - 0.99%	$92,533	$408,479	$332,958
1.00 - 1.99%	109,564	171,997	155,078
2.00 - 2.99%	186,538	51,692	63,777
3.00 - 3.99%	109,780	6,298	10,606
4.00 - 4.99%	472,546	165	167
5.00 - 5.99%	93,057	—	—
6.00% and above	18	—	—

Total	$1,064,036	$638,631	$562,586

The following table sets forth the amount and maturities of all time deposits at June 30, 2023.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$71,716	$13,882	$5,961	$860	$114	$92,533	8.70%
1.00 – 1.99%	51,929	24,995	15,083	16,189	1,368	109,564	10.30
2.00 - 2.99%	126,350	55,440	1,271	537	2,940	186,538	17.53
3.00 - 3.99%	78,044	13,766	3,866	10,360	3,744	109,780	10.32
4.00 - 4.99%	274,993	100,172	43,155	21,393	32,833	472,546	44.41
5.00 - 5.99%	87,463	310	—	100	5,184	93,057	8.74
6.00% and above	5	13	—	—	—	18	—

Total	$690,500	$208,578	$69,336	$49,439	$46,183	$1,064,036	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2023			2022			2021
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)
Noninterest bearing	$597,600	16.04%	$170,671	$426,929	15.17%	$68,511	$358,418	15.38%	$42,370
NOW checking	1,328,423	35.66	156,803	1,171,620	41.62	246,340	925,280	39.70	143,343
Savings accounts	282,753	7.59	8,470	274,283	9.74	43,378	230,905	9.91	49,676
Money market deposit	452,728	12.15	149,116	303,612	10.79	49,998	253,614	10.88	22,452
Fixed-rate certificates which mature(1):
Within one year	690,500	18.53	312,658	377,842	13.42	19,065	358,777	15.39	(140,642)
Within three years	277,914	7.46	114,779	163,135	5.80	51,436	111,699	4.79	(13,907)
After three years	95,622	2.57	(2,032)	97,654	3.46	5,544	92,110	3.95	42,664
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—	—
Within three years	—	—	—	—	—	—	—	—	—
Total	$3,725,540	100.00%	$910,465	$2,815,075	100.00%	$484,272	$2,330,803	100.00%	$145,956
(1)	At June 30, 2023, 2022, and 2021, certificates in excess of $100,000 totaled $720.0 million, $392.8 million, and $341.4 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2023	2022	2021

	(Dollars in thousands)
Beginning Balance	$2,815,075	$2,330,803	$2,184,847

Net increase before interest credited	866,073	472,450	131,067
Interest credited	44,392	11,822	14,889
Net increase in deposits	910,465	484,272	145,956

Ending balance	$3,725,540	$2,815,075	$2,330,803

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

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2023, the Bank had $133.5 million in outstanding FHLB advances, including $100.0 million in fixed-rate long term advances, and $33.5 million in overnight borrowings. In order for the Bank to borrow from the FHLB, it has reported $1.1 billion of its residential and commercial real estate loans to the FHLB as eligible collateral for available credit of approximately $539.5 million, and has purchased $11.5 million in membership stock in the FHLB of Des Moines. Of the available credit, in addition to the amount advanced, $417,000 is encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $305,000 was utilized for the issuance of letters of credit to secure public unit deposits. At June 30, 2023, the Bank had additional borrowing capacity on its reported residential and commercial real estate loans pledged to the FHLB of approximately $541.3 million, as compared to $500.1 million at June 30, 2022.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2023, the Bank was approved to borrow up to $276.6 million through the discount window, but no balance was outstanding. The Bank has also been approved for participation in the Federal Reserve Bank’s Bank Term Funding Program (BTFP) introduced early in calendar year 2023 by the Federal Reserve Bank, but the Bank has not pledged any securities under the program.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2023, the current rate was 8.26%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2023, the carrying value was $2.7 million, and bore interest at a current coupon rate of 8.00% and an effective rate of 10.02%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2023, the carrying value was $5.5 million and bore interest at a current coupon rate of 7.35% and an effective rate of 10.11%.

In the February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at June 30, 2023, and the effective rate was 3.71%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of the periods indicated:

	Year Ended June 30,
	2023	2022	2021

	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$33,500	$—	$—
Securities sold under agreements to repurchase	—	—	—
	$33,500	$—	$—

Weighted average rate at year end	5.35%	—%	—%

The following table presents the maturity of term borrowings, along with associated weighted average rates as of June 30, 2023.

	June 30, 2023	Wtd-Avg
FHLB Advance Maturities by Fiscal Year	(dollars in thousands)	Rate
2024	$46,491	4.38%
2025	7,966	1.25
2026	1,939	0.77
2027	47,118	4.10
2028	30,000	3.99
Thereafter	—	—
Total	$133,514	3.95%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2023	2022	2021

	(Dollars in thousands)
FHLB advances
Daily average balance	$107,661	$43,410	$65,896
Weighted average interest rate	3.37%	1.83%	2.07%
Maximum outstanding at any month end	$231,328	$57,537	$85,678

Securities sold under agreements to repurchase
Daily average balance	$—	$—	$—
Weighted average interest rate	—%	—%	—%
Maximum outstanding at any month end	$—	$—	$—

Subordinated Debt
Daily average balance	$23,253	$18,189	$15,193
Weighted average interest rate	6.19%	3.77%	3.51%
Maximum outstanding at month end	$23,105	$23,055	$15,243

Other Services

The Bank offers fiduciary and investment management services through its Southern Wealth Management division. The division has traditionally offered investment management services, and in fiscal 2023, as part of the

Citizens merger, added fiduciary services including trust management and employee benefits. Assets under management increased from $252.3 million at June 30, 2022, to $566.2 million at June 30, 2023. The Bank offers commercial and consumer insurance products through Southern Insurance Services, LLC, an independent insurance agency. Commission revenue increased from $608,000 for fiscal 2022, to $1.2 million for fiscal 2023.

Subsidiary Activities

The Bank has six active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, Southern Insurance Services, LLC, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, and Fortune SBA, LLC. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2023, the carrying value of the investment was $530,000. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2023, SB Real Estate Investments, LLC held assets of approximately $1.4 billion. Southern Bank Real Estate Investments, LLC held assets of approximately $1.3 billion. Southern Insurance Services, LLC is an entity acquired in the Gideon acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial. Fortune Investment Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the brokerage of wealth management products, with no assets or liabilities at June 30, 2023, and is currently inactive. Fortune Insurance Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the sale of commercial and consumer insurance products, and is currently inactive. Fortune SBA, LLC is an entity acquired in the Fortune acquisition, and was engaged in the origination of SBA guaranteed loans, sale of the guaranteed portion of the loan, and servicing of loans. At June 30, 2023, Fortune SBA, LLC held no assets or liabilities and is currently inactive. SMS Financial Services, Inc. is a wholly owned subsidiary of the Bank, which had no assets or liabilities at June 30, 2023, and is currently inactive.

Employees and Human Capital Resources

As of June 30, 2023, the Company had 665 full-time employees and 38 part-time employees for a total of 703 employees (collectively, our “Team Members”). The Company believes that our Team Members play the most important role in the success of a service company like the Bank, and that the Company’s relationship with its Team Members is good. None of the Company’s Team Members are represented by a collective bargaining unit.

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

GOVERNMENT SUPERVISION AND REGULATION

The following is a brief description of certain laws and regulations applicable to the supervision and regulation of the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this prospectus do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Missouri state legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and offers optional, simplified regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8 and 10 percent. Effective, January 1, 2022, the CBLR requirement was 9.0%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, trust services issuance of securities, payment of dividends, and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice, and in other circumstances. The FRB as the primary federal regulator of the Company and the Bank has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." The purpose of the discount window is to provide an additional backstop funding option for eligible depository institutions seeking to supplement their funding sources, particularly to meet unexpected short-term funding needs. Depository institutions like the Bank would typically utilize FHLB borrowings before borrowing from the Federal Reserve Bank’s discount window. The Bank has also been approved for participation in the BTFP introduced early in calendar year 2023 by the Federal Reserve Bank, but the Bank has not pledged any securities under the program.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2023, the Bank had $11.5 million in FHLB stock, which was in compliance with this requirement. The Bank received $555,000 and $239,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2023 and 2022, respectively.

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

Federal Deposit Insurance Corporation. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The general insurance limit is $250,000 per account relationship. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against a member bank of the FRB after giving the FRB an opportunity to take such action. In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios.

On October 18, 2022, the FDIC adopted a final rule to increase its initial base insurance assessment rate schedules by two basis points to improve the likelihood that the reserve ratio of the DIF would be restored to at least 1.35 percent by September 30, 2028. The revised assessment rate schedules became effective January 1, 2023, with the first invoice payment date of June 30, 2023 for the assessment period of January 1, 2023 through March 31, 2023. The FDIC has authority to increase insurance assessments and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what assessment rates will be in the future.

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

On May 5, 2022, the federal bank regulatory agencies overhauled the CRA and jointly issued a proposal to strengthen and modernize regulations implementing the CRA. The proposed regulations included major changes from the current regulation and will be effective on the first day of the first calendar quarter that begins at least 60 days after the publication date of the final rules. The new rules as proposed are intended to, (1) provide expanded access to credit, investment, and basic banking services in low- and moderate-income communities, (2) address changes in the banking industry, including internet and mobile banking, (3) yield greater clarity, consistency, and transparency, (4) tailor CRA evaluations and data collection to bank size and type and (4) maintain a unified approach amongst the regulating agencies.

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

Further, on July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents on Form 8-K and detailed information regarding their cybersecurity risk management and governance on an annual basis on Form 10-K. Companies will be required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. In addition to incident reporting, the new rules will also require companies to describe their cybersecurity processes and governance.

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

Earnings Tax. Due to its loan activity and the acquisition of Kansas City banks in the most recent period, the Bank is subject to a Kansas City earnings tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 1.0%.

Arkansas Taxation

General. Due to its loan activity and the acquisitions of Arkansas banks in recent periods, the Bank is subject to an Arkansas income tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 6.2%.

Illinois Taxation

General. Due to its loan activity and the acquisitions of Illinois banks in recent periods, the Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income apportioned to Illinois at the rate of 9.5%.

Kansas Taxation

Privilege Tax. Due to its loan activity and the acquisitions of Kansas banks in the most recent period, the Bank is subject to a Kansas privilege tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 3.95%.

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

Risks Relating to the Company and the Bank

Risks Relating to Marco Economic Conditions

Recent events in the financial services industry may have a material adverse effect on us.

Recent events in the financial services industry, including the failures of two large U.S. banks in the span of three days in March 2023 and another failure in early May 2023, created industry-wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations and eroding consumer confidence in the banking system. These events occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks and more competition for bank deposits. These events have had, and may continue to have, an adverse impact on the market price of our common stock.

While the U.S. Department of the Treasury, the Federal Reserve and the FDIC acted to fully protect the insured and uninsured depositors of two of the recently failed banks, and the FDIC secured an agreement with a large financial institution for that institution to assume all the deposits of the third recently failed bank, no assurance can be given that these or similar actions will restore confidence in the banking system, and we may be further impacted by concerns regarding the soundness of other financial institutions, or other future bank failures or disruptions. Any loss of customer deposits could increase our cost of funding or negatively affect our overall liquidity or capital.

The cost of resolving the recent bank failures may prompt the FDIC to charge higher deposit insurance premiums and/or impose special assessments on insured depository institutions. These events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, any of which could have a material adverse effect on us.

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

Inflationary pressures and rising prices may adversely affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of the COVID-19 pandemic could continue to adversely affect us.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our customers reside and operate. Because of its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company and its customers, employees and third-party service providers. The extent of this impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its customers, which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks to the extent employees work remotely; a prolonged weakness in economic conditions; and increased costs as we and our regulators, customers and third-party service providers adapt to evolving pandemic conditions.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could harm our business.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.

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

At June 30, 2023 and June 30, 2022, our nonperforming assets were $11.3 million and $6.3 million, respectively, or 0.26% and 0.20% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

Our construction loan portfolio, which totaled $550.1 million, or 15.4% of loans, net, at June 30, 2023, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional one-to-four-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost or value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2023, 60.5% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 57.7% of our portfolio at June 30, 2013, to 60.5% of our portfolio at June 30, 2023, in order to improve the yield on our assets. At June 30, 2023, our loan portfolio included $1.6 billion of commercial real estate loans and $599.0 million of commercial business loans compared to $1.1 billion and $441.6 million, respectively, at June 30, 2022. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our operating results and financial condition. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment).

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $238.1 million, or 6.7% of our loan portfolio, net, at June 30, 2023. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on one-to-four-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2013 when these loans totaled $53.0 million, or 8.2% of our loan portfolio, and we intend to continue to grow this portion of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2023, these loans totaled $138.3 million, or 3.9%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2013, when such loans totaled $47.4 million, or 7.3% of our loan portfolio.

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

Due to our emphasis on commercial real estate and commercial business lending, a substantial amount of the loans in our commercial real estate and commercial business portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. Commercial real estate and commercial business loans naturally create portfolio “churn” as loans are originated and repaid. As a result, our portfolio consists of a mix of seasoned and unseasoned loans. We believe that our underwriting practices are sound and based on industry standards and best practices. However, a significant portion of our loan portfolio is relatively new. Therefore, the current level of delinquencies and defaults may not be representative of the level that will prevail as the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.

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

During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans (as defined in the guidance) for the first time as a percentage of tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital, peaking at 305% at December 31, 2016. At times since June 30, 2017, the Bank has been below the 300% threshold, and reached a low of 260% of tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital at September 30, 2019.

However, non-owner occupied commercial real estate portfolio growth (inclusive of acquisitions) during fiscal years 2022 and 2023 has resulted in the Company reporting 330% of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital at June 30, 2023, as compared to 313% at June 30, 2022.

The Bank and Company may see its non-owner occupied commercial real estate lending grow as a percentage of total regulatory capital, or it may slow the growth of this type of lending activity. Should we continue to grow this category of our loan portfolio, we may incur additional expense to meet increasing supervisory expectations related to this lending activity. If we slow the growth of commercial real estate loans generally, or particular concentrations of borrowers or categories of properties within that definition, we may be negatively impacted in terms of our asset growth, net interest margin and earnings, leverage, or other targets.

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

We may incur losses on our securities portfolio due to factors beyond our control, including changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2023, we did not incur any other-than-temporary impairments on our securities portfolio.

The replacement of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate may adversely impact us.

We have certain loans, investment securities and borrowings indexed to USD LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and ended publication of the remaining USD LIBOR tenors on June 30, 2023. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted in March 2022 to permit financing agreements that contain a LIBOR-based benchmark without adequate “fallback provisions” to be automatically replaced by a benchmark recommended by the Federal Reserve. In January 2023, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.

SOFR is considered to be a risk-free rate and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR because SOFR does not contain a risk component. This difference may negatively impact our net interest margin. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or under our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could adversely affect our results of operations and financial condition. We began to use SOFR as a substitute for USD LIBOR for new originations in calendar year 2021. As of June 30, 2023, AFS securities in our portfolio with a face amount of $97.9 million were tied to USD LIBOR.

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;

●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, or at all, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
●	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and
●	We have completed six acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

Security breaches in our mobile and consumer and commercial internet banking activities and wealth management or mobile access could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could damage our reputation and business.

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

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2023, our net deferred tax asset was $12.9 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2023. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

As of June 30, 2023, we had outstanding $24.3 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $23.1 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At June 30, 2023, the Bank operated from its headquarters, 62 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 58 of its branch offices. The remaining seven branch offices are either leased or partially owned.

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

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company who are not directors of the Company or the Bank, with the exception of Mr. Steffens, who is Chairman of the Board of the Company and the Bank, and Mr. Funke, who is a director of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Greg A. Steffens, age 56, the Company’s Chairman of the Board (“Chairman”), and Chief Executive Officer (“CEO”), joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 33 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri. Effective July 1, 2022, Mr. Steffens became Chairman and CEO of the Company.

Matthew T. Funke, age 46, the Company’s President and Chief Administrative Officer, joined our Company in 2003. He has more than 24 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas. Effective July 1, 2022, Mr. Funke was promoted to President and Chief Administrative Officer of the Company and to President and CEO of the Bank. He was also named a director of the Bank.

Kimberly A. Capps, age 55, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 30 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, enterprise data and delivery, and banking applications. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Lora L. Daves, age 56, became the Company’s Chief Financial Officer on July 1, 2022. Effective August 2023, Ms. Daves resigned as the Chief Financial Officer of the Company and the Bank. Ms. Daves had previously served the Company as Chief Risk Officer from 2017 through 2022, and as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 34 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager. Ms. Daves holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Justin G. Cox, age 43, is our Regional President for the Bank’s west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 20 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 57, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 33 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 59, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 30 years of experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Brett A. Dorton, age 51, the Company’s Chief Strategies Officer, joined our Company in November 2018, through the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 18 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, will serve a key role in future merger and acquisition activity, and is assisting in continued management of the acquired First Commercial Bank lending portfolio and its transition to appropriate lending officers in various Southern Bank markets. Mr. Dorton has 28 years of experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

Martin J. Weishaar, age 59, the Company’s Chief Legal Officer, joined our Company in October 2019, and resigned effective September 2023. Mr. Weishaar was responsible for supervision of the Company’s legal needs and was also charged with oversight of the information technology and human resources departments. Mr. Weishaar has more than 23 years of experience in the banking industry, having served as General Counsel/Chief Operating Officer for BankLiberty (Liberty, Missouri) from 1999-2019. For 10 years prior to that, he served as a private practice attorney in

Kansas and Missouri, advising various clients including financial institutions. Mr. Weishaar holds a Bachelor of Arts Degree in Political Science and a Juris Doctor Degree from the University of Kansas, Lawrence, Kansas.

Lance K. Greunke, age 52, the Company’s Chief Risk Officer, joined our Company in February 2022 through the Fortune acquisition. Mr. Greunke is responsible for the oversight of the Company’s internal audit, loan review, BSA, CRA, and compliance functions. Mr. Greunke began his banking career as a part-time teller at Southern Commercial Bank (St. Louis, Missouri) in 1988. Mr. Greunke’s full-time banking career began in 1992 as a staff accountant at Central West End Bank, AFSB (St. Louis, Missouri) where he progressed to Chief Financial Officer. In 2006, after the sale of Central West End Bank, Mr. Greunke joined Reliance Bancshares, Inc. (St. Louis, Missouri), a publicly traded bank holding company as a banking subsidiary Controller. In 2008, Mr. Greunke was Section 32 qualified by the FDIC and Federal Reserve Bank to serve as EVP and CFO of Concord Bancshares, Inc. and Concord Bank (St. Louis, Missouri) and during his tenure he was named Interim President of Concord Bank. In 2012, Mr. Greunke joined Fortune Financial Corporation and FortuneBank (St. Louis, Missouri) as EVP and CFO and in 2016 was promoted to President with oversight of the bank’s daily operations. Mr. Greunke holds a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Missouri, St. Louis, Missouri.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At September 8, 2023, there were 11,336,462 shares of common stock outstanding and approximately 482 common stockholders of record.

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

From time to time, the Company has utilized share repurchase programs. On May 20, 2021, the Company announced its intention to repurchase up to 445,000 shares of its common stock, or approximately 5.0% of its 8.9 million outstanding common shares. The shares will be purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares will be held as treasury shares to be used for general corporate purposes. During fiscal 2023, there was no stock repurchase activity.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2023.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
04/01/23 - 04/30/23 period	—	$—	—	306,375
05/01/23 - 05/31/23 period	—	—	—	306,375
06/01/23 - 06/30/23 period	—	—	—	306,375
(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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
Southern Missouri Bancorp, Inc.
KBW NASDAQ Bank Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Midwest Region Index
Index Value
140
120
100
80
60
40
06/30/18
06/30/19
06/30/20
06/30/21
06/30/22
06/30/23

	Period Ending
Index	6/30/18	6/30/19	6/30/20	6/30/21	6/30/22	6/30/23
Southern Missouri Bancorp, Inc.	100.00	90.60	64.47	121.69	124.49	107.78
KBW NASDAQ Bank Index	100.00	96.97	76.40	132.25	109.47	90.06
S&P U.S. SmallCap Banks Index	100.00	92.03	68.77	115.59	106.94	87.01
S&P U.S. BMI Banks - Midwest Region Index	100.00	97.46	71.98	117.04	103.34	83.57

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

(Dollars in thousands)	At June 30,
Financial Condition Data:	2023	2022	2021	2020	2019
Total assets	$4,360,211	$3,214,782	$2,700,530	$2,542,157	$2,214,402
Loans receivable, net	3,571,078	2,686,198	2,200,244	2,141,929	1,846,405
Mortgage-backed securities	270,252	170,585	138,341	126,912	110,429
Cash, interest-bearing deposits and investment securities	202,523	156,369	193,250	104,831	91,475
Deposits	3,725,540	2,815,075	2,330,803	2,184,847	1,893,695
Borrowings	133,514	37,957	57,529	70,024	52,284
Subordinated debt	23,105	23,055	15,243	15,142	15,043
Stockholder's equity	446,058	320,772	283,423	258,347	238,392

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2023	2022	2021	2020	2019
Interest income	$176,416	$116,867	$109,475	$107,052	$97,482
Interest expense	49,671	13,300	16,789	26,916	24,700

Net interest income	126,745	103,567	92,686	80,136	72,782
Provision (benefit) for credit losses	17,061	1,487	(1,024)	6,002	2,032

Net interest income after provision (benefit) for credit losses	109,684	102,080	93,710	74,134	70,750

Noninterest income	26,204	21,203	20,042	14,750	13,093
Noninterest expense	86,425	63,379	54,047	54,452	47,892

Income before income taxes	49,463	59,904	59,705	34,432	35,951
Income taxes	10,226	12,735	12,525	6,887	7,047
Net Income	$39,237	$47,169	$47,180	$27,545	$28,904

Basic earnings per share available to common stockholders	$3.86	$5.22	$5.22	$3.00	$3.14
Diluted earnings per share available to common stockholders	$3.85	$5.21	$5.22	$2.99	$3.14
Dividends per share	$0.84	$0.80	$0.62	$0.60	$0.52

	At June 30,
Other Data:	2023	2022	2021	2020	2019
Number of:
Real Estate Loans	9,707	9,190	8,506	8,127	7,695
Deposit Accounts	144,219	107,038	100,407	96,813	91,086
Full service offices	63	49	47	46	45
Limited service offices	3	2	2	2	2

	At or for the year ended June 30,
Key Operating Ratios:	2023	2022	2021	2020	2019
Return on assets (net income divided by average assets)	1.03%	1.59%	1.79%	1.18%	1.38%

Return on average common equity (net income available to common stockholders divided by average common equity)	10.39	15.44	17.69	11.11	13.13

Average equity to average assets	9.91	10.30	10.14	10.60	10.49

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.21	3.61	3.61	3.50	3.56

Net interest margin (net interest income as a percentage of average interest-earning assets	3.54	3.72	3.77	3.72	3.78

Noninterest expense to average assets	2.27	2.14	2.05	2.33	2.28

Average interest-earning assets to average interest-bearing liabilities	123.57	124.20	122.59	117.63	116.89

Allowance for credit losses to gross loans(1)	1.32	1.22	1.49	1.16	1.07

Allowance for credit losses to nonperforming loans(1)	624.93	806.02	566.16	290.38	94.72

Net charge-offs (recoveries) to average outstanding loans during the period	0.02	0.00	0.03	0.04	0.02

Ratio of nonperforming assets to total assets(1)	0.26	0.20	0.30	0.44	1.12

Dividend payout ratio	22.00	15.25	11.87	20.02	16.48
(1)	At end of period.

OVERVIEW

Southern Missouri Bancorp, Inc., is a Missouri corporation originally organized for the principal purpose of becoming the holding company of Southern Bank. The principal business of Southern Bank consists of attracting deposits from the communities it serves and investing those funds in loans secured by residential and commercial real estate, as well as commercial business and consumer loans. These funds have also been used to purchase municipal, corporate, and asset-backed investment securities, residential and commercial mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs), U.S. government and federal agency obligations and other permissible securities.

Southern Bank’s results of operations are primarily dependent on the levels of its net interest margin and noninterest income, and its ability to control operating expenses and net charge offs. Net interest margin is dependent primarily on the difference or spread between the average yield earned on interest-earning assets (including loans, mortgage-related securities, and investments) and the average rate paid on interest-bearing liabilities (including deposits, securities sold under agreements to repurchase, and borrowings), as well as the relative amounts of these assets and liabilities. Southern Bank is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

Southern Bank’s noninterest income consists primarily of fees charged on transaction and loan accounts, interchange income from customer debit and ATM card use, gains on sales of loans, trust and wealth management services, and increased cash surrender value of bank owned life insurance (“BOLI”). Southern Bank’s operating expenses include: employee compensation and benefits, occupancy and data processing expenses, legal and professional fees, federal deposit insurance premiums, amortization of intangible assets, and other general and administrative expenses.

Southern Bank’s operations are significantly influenced by general economic conditions including monetary and fiscal policies of the U.S. government and the Federal Reserve Board. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies including the Federal Reserve, the Missouri Division of Finance, and the Federal Deposit Insurance Corporation. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank’s cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Des Moines, and brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family and multi-family residential real estate, commercial real estate, commercial business and consumer financing on loans secured by properties or collateral located in its primary lending area or to borrowers who operate within that area.

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

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2023, with total assets of $4.4 billion at June 30, 2023, reflecting an increase of $1.1 billion, or 35.6%, as compared to June 30, 2022. Asset growth was attributable in large part to the Citizens merger and was comprised mainly of increases in loans and available-for-sale (“AFS”) securities.

Cash and equivalents. Cash and cash equivalents were $55.2 million at June 30, 2023, a decrease of $36.3 million, or 39.7%, as compared to June 30, 2022. The decrease was primarily a result of organic loan growth outpacing organic deposit growth during the period, partially offset by the net effects of the Citizens merger. Interest-bearing time deposits were $1.2 million at June 30, 2023, a decrease of $3.5 million, or 74.0% as compared to June 30, 2022.

Investments. Available-for-sale (AFS) securities were $417.6 million at June 30, 2023, an increase of $182.2 million, or 77.4%, as compared to June 30, 2022. The increase was primarily attributable to the Citizens merger, and reflected increased holdings of CMOs, asset-backed securities, corporate obligations, and residential MBS.

Loans. Loans, net of the ACL, were $3.6 billion at June 30, 2023, an increase of $884.9 million, or 32.9%, as compared to June 30, 2022. Gross loans increased by $899.5 million, while the ACL attributable to outstanding loan balances increased $14.6 million, or 44.1%, as compared to June 30, 2022.

An increase of $447.4 million in loan balances, net of fair value adjustments, was attributable to the Citizens merger. The Company also noted legacy growth in residential and commercial real estate loans, drawn construction loan balances, commercial loans, and a modest contribution from consumer loans. Residential real estate loan balances increased primarily due to growth in multi-family loans. Commercial real estate balances increased primarily from an increase in loans secured by nonresidential structures, along with growth in loans secured by farmland, and unimproved land. Construction loan balances increased primarily due to increases in drawn balances of nonowner-occupied nonresidential and multi-family real estate loans. The increase in commercial loans was attributable to commercial and industrial loans and agricultural loan balances.

Nonperforming loans were $7.7 million, or 0.21% of gross loans, at June 30, 2023, as compared to $4.1 million, or 0.15% of gross loans at June 30, 2022. The increase in nonperforming loans as compared to the prior fiscal year was attributed primarily to $2.0 million in nonperforming loans obtained via the Citizens merger and an increase of $1.5 million in legacy nonperforming loans.

Allowance for Credit Losses. Our ACL at June 30, 2023, totaled $47.8 million, representing 1.32% of gross loans and 624.9% of nonperforming loans, as compared to $33.2 million, representing 1.22% of gross loans and 806.2% of nonperforming loans at June 30, 2022. The ACL required for purchased credit deteriorated (“PCD”) loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million, and was funded through a charge to PCL recognized in the third quarter of fiscal 2023. See also, “Provision for Credit Losses, under Comparison of Operating Results for the Years Ended June 30, 2023 and 2022”.

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

●Concentrations of credit

●Changes in collateral values

●Agricultural economic conditions

●Risks from regulatory, legal, or competitive factors

Premises and Equipment. Premises and equipment increased to $92.4 million, up $21.1 million, or 29.5%, as compared to June 30, 2022. The increase was due primarily to premises and right-of-use assets acquired in the Citizens merger, partially offset by the sale of some properties not being utilized as Bank facilities.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain mergers. At June 30, 2023, the cash surrender value of all such policies was $71.7 million, up $23.0 million, or 47.2%, as compared to June 30, 2022, attributable primarily to the Citizens merger.

Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The SMB-Marshfield Acquisition resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The Gideon Acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The May 2020 Central Federal Acquisition resulted in a bargain purchase gain of $123,000 and a $540,000 core deposit intangible which is being amortized over a six-year period using the straight-line method. The December 2021 Cairo acquisition resulted in goodwill of $442,000 and a $168,000 core deposit intangible which is being amortized over a seven-year period using the straight-line method. The February 2022 Fortune acquisition resulted in goodwill of $12.8 million and a $1.6 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The January 2023 Citizens merger resulted in goodwill of $23.5 million, as well as a $22.1 million core deposit intangible which is being amortized over a ten year period using the straight-line method, and a $2.6 million intangible related to the acquired trust and wealth management business line which is being amortized over a ten year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually.

Deposits. Deposits were $3.7 billion at June 30, 2023, an increase of $910.5 million, or 32.3%, as compared to June 30, 2022. An increase of $851.1 million in deposit balances, net of fair value adjustments, was attributable to the Citizens merger. Inclusive of the merger, the deposit portfolio saw fiscal year-to-date increases in certificates of deposit, interest-bearing transaction accounts, money market deposit accounts, and noninterest bearing transaction accounts.

Public unit balances totaled $578.5 million at June 30, 2023, an increase of $105.3 million compared to June 30, 2022. Brokered deposits totaled $159.6 million at June 30, 2023, an increase of $136.7 million compared to June 30, 2022. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements. We continued to utilize reciprocal deposit programs, and at June 30, 2023, we had placed deposits of $524.1 million through reciprocal programs, up from $387.9 million a year earlier. At June 30, 2023, $331.3 million of this total reflected deposits we had placed on behalf of our public unit depositors, up from $278.0 million a year ago. The loan-to-deposit ratio for the fourth quarter of fiscal 2023 was 95.8%, as compared to 94.3% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $133.5 million at June 30, 2023, an increase of $95.6 million, or 251.8%, as compared to June 30, 2022. The increase in FHLB advances resulted from organic loan growth outpacing organic deposit growth, partially offset by the net effects of the Citizens merger, and was inclusive of $62.1 million in term advances and $33.5 million in overnight borrowings, as compared to no overnight borrowings at June 30, 2022.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.7 million at June 30, 2023, relatively unchanged as compared to June 30, 2022. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.5 million at June 30, 2023, as compared to $5.4 million at June 30, 2022. In connection with the Fortune acquisition, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at June 30, 2023, relatively unchanged as compared to June 30, 2022.

Stockholders’ Equity. The Company’s stockholders’ equity was $446.1 million at June 30, 2023, an increase of $125.3 million, or 39.1%, as compared to June 30, 2022. The increase was attributable primarily to $98.3 million in equity issued to Citizens shareholders, as well as to earnings retained after cash dividends paid, partially offset by a $4.4 million increase in accumulated other comprehensive loss as the market value of the Company’s investments declined due to increases in market interest rates.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

Net Income. The Company’s net income for the fiscal year ended June 30, 2023, was $39.2 million, a decrease of $7.9 million, or 16.8%, as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2023 was $126.7 million, an increase of $23.2 million, or 22.4%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 28.5% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin, from 3.72% to 3.54%. Average earning asset balance growth was due primarily to loan growth and increases in investment securities, attributable in part to the Citizens merger. Lower average cash and cash equivalent balances partially offset increases in other categories of average earning assets, and the change in the interest-earning asset mix also partially offset the decline in interest margin.

Interest Income. Interest income for fiscal 2023 was $176.4 million, an increase of $59.5 million, or 51.0%, when compared to the prior fiscal year. The increase was due to an increase of $794.0 million, or 28.5%, in the average balance of interest-earning assets, combined with a 73 basis point increase in the average yield earned on interest-earning assets, from 4.20% in fiscal 2022, to 4.93% in fiscal 2023.

Interest income on loans receivable for fiscal 2023 was $162.2 million, an increase of $50.7 million, or 45.5%, when compared to the prior fiscal year. The increase was due to a $749.9 million, or 30.9%, increase in the average balance of loans receivable, combined with a 51 basis point increase in the average yield earned on loans receivable. The increase in the average yield was attributed to origination and repricing of loans and borrower refinancing as average market interest rates increased over the course of the fiscal year, combined with the partial-year impact of the Citizens merger, in which the acquired loan portfolio was valued based on current market interest rates at the date of merger.

Interest income on the investment portfolio and other interest-earning assets was $14.2 million for fiscal 2023, an increase of $8.8 million, or 164.2%, when compared to the prior fiscal year. This increase was attributable to a 203-basis point increase in the yield on these assets, combined with a $44.1 million, or 12.3%, increase in the average balance of such assets. The increase in average yield was attributable to the partial-year impact of the Citizens merger, in which the acquired securities portfolio was valued based on current market interest rates at the date of merger, a change in the mix of such assets, as cash and cash equivalents decreased while investment and mortgage backed securities increased, and purchases and reinvestment at market interest rates which were increasing over the course of the fiscal year.

Interest Expense. Interest expense was $49.7 million for fiscal 2023, an increase of $36.4 million, or 273.5%, when compared to the prior fiscal year. The increase was due to a 113-basis point increase in the average rate paid on interest-bearing liabilities, to 1.72% in fiscal 2023, from 0.59% in fiscal 2022, combined with an increase of $654.0 million, or 29.2%, in the average balance of interest-bearing liabilities.

Interest expense on deposits was $44.4 million for fiscal 2023, an increase of $32.6 million, or 275.5%, as compared to the prior fiscal year. The increase was due to a 107-basis point increase in the average rate paid on interest-bearing deposits, combined with the $580.5 million, or 26.6%, increase in the average balance of those deposits. The increase in the average rate paid on deposits was attributable primarily to higher market interest rates over the course of fiscal 2023.

Interest expense on FHLB advances was $3.6 million for fiscal 2023, an increase of $2.8 million, or 358.0%, when compared to the prior fiscal year. The increase was due primarily to a $64.3 million, or 148.0%, increase in the average balance of these advances, combined with a 154-basis point increase in the average rate paid on advances. The increase in the average rate paid was attributable primarily to higher market interest rates over the course of the fiscal year, which impacted the costs of overnight borrowings and new term advances taken during the fiscal year.

Interest expense on subordinated debt was $1.4 million for fiscal year 2023, an increase of $753,000, or 109.8%, when compared to the prior fiscal year. The increase was due primarily to a 242-basis point increase in the average rate paid on subordinated debt, combined with a $5.1 million, or 27.8%, increase in the average balance of subordinated debt. The increase in the average rate paid was attributable primarily to higher market interest rates over the course of the fiscal year, which impacted adjustable rate debt, while the increase in the average balance was attributable primarily to the mid-fiscal 2022 assumption of subordinated debt in the Fortune merger.

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $17.1 million for fiscal 2023, as compared to a PCL of $1.5 million for the prior fiscal year. In the current period, the PCL was attributable in part to the $5.2 million charge required to fund the ACL for non-purchased credit deteriorated loans acquired in the Citizens merger, along with a $1.8 million charge to fund to the allowance for off-balance sheet credit exposures acquired in the Citizens merger. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $10.1 million in the current year, reflecting an $9.0 million increase in the Company’s required ACL on outstanding loan balances based on organic loan growth and changes in the current expected credit losses on the portfolio, and a $1.1 million increase in the required allowance for off-balance sheet credit exposure based on increased anticipated draws of available credit and changes in the mix of loan types anticipated to be funded.

Our ACL at June 30, 2023, totaled $47.8 million, representing 1.32% of gross loans and 634% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.22% of gross loans and 806% of nonperforming loans at June 30, 2022.  As a percentage of average loans outstanding, the Company recorded net charge offs of 0.02% during fiscal year 2023, as compared to net charge offs of less than one basis point in the prior fiscal year. (See Note 1 and Note 3 of the Notes to Consolidated Financial Statements, “Critical Accounting Policies” and “Financial Condition – Allowance for Credit Losses” in this Item 7, and “Asset Quality” in Item 1 of this Form 10-K.)

Noninterest Income. Noninterest income was $26.2 million for fiscal 2023, an increase of $5.0 million, or 23.6%, when compared to the prior fiscal year. Increases in deposit service charges, bank card interchange income, income on non-deposit investment products, loan servicing fees, other loan fees, and earnings on BOLI contributed to the year-over year increase, partially offset by a decrease in gains on sale of residential loans originated for sale into the secondary market. Most categories of noninterest income increased due to the impact of the January 2023 Citizens merger and the February 2022 Fortune merger.

Noninterest Expense. Noninterest expense was $86.4 million for fiscal 2023, an increase of $23.0 million, or 36.4%, when compared to the prior fiscal year. The increase included $4.9 million in charges related to merger and acquisition activity, which was primarily attributable to legal and professional fees, data processing and telecommunications, and team member compensation and expenses. In total, the increase in noninterest expense was attributable primarily to compensation and benefits, legal and professional fees, occupancy expenses, data processing expenses, amortization of intangibles, deposit insurance premiums, and other noninterest expenses. The increase in compensation and benefits as compared to the prior year period primarily reflected increased headcount for part of the fiscal year resulting from recent merger activity, compensation adjustments over the prior year, one-time compensation attributable to the Citizens merger, and a continued trend of increasing legacy employee headcount. Compensation adjustments over the last several fiscal years have exceeded historical trends. Data processing expenses increased primarily as a result of data conversion charges associated with the Citizens merger, and also reflected continued investments in new software and systems. Occupancy expenses increased primarily due to facilities added through the Citizens merger. Other noninterest expenses increased due to miscellaneous acquisition-related expenses, expenses related to loan originations, and expenses related to employee travel and training.

Provision for Income Taxes. The Company recorded an income tax provision of $10.2 million for fiscal 2023, a decrease of $2.5 million, or 19.7%, as compared to the prior fiscal year, which was attributable to lower pre-tax income and a decrease in the effective tax rate to 20.7% for fiscal 2023, as compared to 21.3% for fiscal 2022.

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

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $1.5 million for fiscal 2022, as compared to a negative PCL of $1.0 million for the prior fiscal year. In the current period, the PCL was attributable to the $1.9 million charge required to fund the ACL for purchased credit deteriorated (PCD) loans acquired in the Fortune acquisition, along with a charge of $120,000 to fund to the allowance for off-balance sheet credit exposures acquired in the Fortune acquisition. Exclusive of the charges required as a result of the Fortune acquisition, the Company would have recorded a negative PCL of approximately $533,000 in the current year, reflecting a decrease in the Company’s required ACL on outstanding loan balances, partially offset by an increase in the required allowance for off-balance sheet credit exposure. Negative provisioning, exclusive of the impact of the Fortune acquisition, in the year ended June 30, 2022, was attributed primarily to an improved outlook regarding the economic environment resulting as the economy recovers from the effects of the COVID-19 pandemic, and the Company notes less uncertainty regarding the potential adverse impact on its borrowers, generally low and consistent levels of net charge offs, and a reduction in delinquent or adversely classified credits, and nonperforming loans. While the Company assesses that the economic outlook has continued to improve during the current year as compared to the year ended June 30, 2021, there remains significant uncertainty as economic activity recovers from the COVID-19 pandemic and the Federal Reserve withdraws accommodative monetary policy that was put into effect to respond to the pandemic and its economic impact. In the prior period, the negative PCL was due both to a $602,000 reduction in the Company’s required ACL on outstanding loan balances, as well as a $422,000 reduction in the Company’s required allowance for off-balance sheet credit exposure. Our ACL at June 30, 2022, totaled $33.2 million, representing 1.22% of gross loans and 806% of nonperforming loans, as compared to an ACL of $33.2 million, representing 1.49% of gross loans and 566% of nonperforming loans at June 30, 2021.  As a percentage of average loans outstanding, the Company recorded net charge offs of less than one basis point during fiscal year 2022, as compared to net charge offs of 0.04% in the prior fiscal year. (See Note 1 and Note 3 of the Notes to Consolidated Financial Statements, “Critical Accounting Policies” and “Financial Condition – Allowance for Credit Losses” in this Item 7, and “Asset Quality” in Item 1 of this Form 10-K.)

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

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2023, the Bank had outstanding commitments to extend credit of $912.0 million (including $552.1 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $213.3 million at rates ranging from 3.95% to 11.0%, with a weighted-average rate of 6.07%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2023, Southern Missouri increased deposits by $910.5 million, and increased FHLB advances by $95.6 million. During the prior fiscal year, Southern Missouri increased deposits by $484.3 million and decreased FHLB advances by $19.6 million. At June 30, 2023, the Bank reported $1.1 billion of its single-family residential and commercial real estate loan portfolios as eligible collateral to the FHLB for available credit of approximately $675.7 million, of which $133.7 million was advanced, while $417,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $305,000 was utilized for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $344.3 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve Bank of St. Louis’s discount window for available credit of approximately $276.6 million, as of June 30, 2023, none of which was advanced. The Bank has also been approved for participation in the BTFP introduced early in calendar year 2023 by the Federal Reserve Bank, but the Bank has not pledged any securities under the program. In addition, the Bank has the ability to identify eligible loans within several of its other loan portfolios, including, for example, its multi-family residential real estate, home equity, or commercial business loans, for additional credit availability with the FHLB. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $1.9 billion as most recently reported by the FHLB as of June 30, 2023, which means that an amount up to $1.8 billion may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve Bank of St. Louis, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2023, the Bank had $690.5 million in CDs maturing within one year and $2.7 billion in other deposits without a specified maturity, as compared to $377.8 million in CDs maturing within one year and $2.2 billion in other deposits without a specified maturity as of June 30, 2022. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2023, the Bank had $33.5 million in overnight advances from the FHLB, $13.0 million in term FHLB advances maturing within one year, and $87.0 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, none was eligible for early redemption by the lender within one year.

We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. At June 30, 2023, we had other future obligations and accrued expenses of $18.6 million. Based on our current capital allocation objectives, during fiscal 2024 we project expending approximately $6.0 million to $8.0 million of cash for capital investment in technology, property, plant and equipment. In addition, for the fiscal year ending June 30, 2024, we project that our fixed commitments will include (i) $1.0 million of operating and finance lease and other fixed payments and (ii) $1.7 million of scheduled interest payments on subordinate notes. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

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

At June 30, 2023, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $407.8 million, $454.7 million and $407.8 million, respectively. The Bank’s tier 1 capital represented 9.54% of total adjusted assets and 10.56% of total risk-weighted assets, while total risk-based capital was 11.77% of total risk-weighted assets, and tangible common equity capital was 10.56% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5% of risk-weighted assets. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5% of risk-weighted assets.

At June 30, 2023, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $426.6 million, $481.2 million and $411.2 million, respectively. The Company’s tier 1 capital represented 9.95% of total adjusted assets and 11.10% of total risk-weighted assets, while total risk-based capital was 12.52% of total risk-weighted assets, and tangible common equity capital was 10.70% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5% of risk weighted assets.

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

	Years Ended June 30,
	2023			2022			2021
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$2,585,065	$126,315	4.89%	$1,953,460	$90,522	4.63%	$1,664,650	$84,319	5.07%
Other loans (1)	589,625	35,909	6.09	471,350	20,973	4.45	505,350	20,758	4.11
Total net loans	3,174,690	162,224	5.11	2,424,810	111,495	4.60	2,170,000	105,077	4.84
Mortgage-backed securities	241,642	6,967	2.88	152,280	2,738	1.80	121,149	2,042	1.69
Investment securities (2)	118,386	5,324	4.50	77,996	2,197	2.82	71,489	2,130	2.98
Other interest-earning assets	42,287	1,901	4.50	127,958	437	0.34	97,548	226	0.23
TOTAL INTEREST- EARNING ASSETS (1)	3,577,005	176,416	4.93	2,783,044	116,867	4.20	2,460,186	109,475	4.45
Other noninterest-earning assets (3)	234,047	—	—	181,973	—	—	170,336	—	—
TOTAL ASSETS	$3,811,052	176,416	—	$2,965,017	116,867	—	$2,630,522	109,475	—

Interest-bearing liabilities:
Savings accounts	$286,959	1,623	0.57	$253,651	672	0.26	$203,493	566	0.28
NOW accounts	1,280,134	17,756	1.39	1,062,913	5,164	0.49	861,796	5,036	0.58
Money market accounts	382,032	7,846	2.05	276,579	928	0.34	241,534	833	0.34
Certificates of deposit	810,570	17,167	2.12	586,017	5,058	0.86	618,884	8,454	1.37
TOTAL INTEREST- BEARING DEPOSITS	2,759,695	44,392	1.61	2,179,160	11,822	0.54	1,925,707	14,889	0.77
Borrowings:
Securities sold under agreements to repurchase	4,148	213	5.13	—	—	—	—	—	—
FHLB advances	107,661	3,627	3.37	43,410	792	1.83	65,896	1,366	2.07
Junior subordinated debt	23,253	1,439	6.19	18,189	686	3.77	15,193	534	3.51
TOTAL INTEREST- BEARING LIABILITIES	2,894,757	49,671	1.72	2,240,759	13,300	0.59	2,006,796	16,789	0.84
Noninterest-bearing demand deposits	522,159	—	—	408,148	—	—	343,643	—	—
Other liabilities	16,484	—	—	10,651	—	—	13,375	—	—
TOTAL LIABILITIES	3,433,400	49,671	—	2,659,558	13,300	—	2,363,814	16,789	—
Stockholders’ equity	377,652	—	—	305,459	—	—	266,708	—	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,811,052	49,671	—	$2,965,017	13,300	—	$2,630,522	16,789	—

Net interest income		$126,745			$103,567			$92,686
Interest rate spread (4)			3.21%			3.61%			3.61%
Net interest margin (5)			3.54%			3.72%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.57%			124.20%			122.59%
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2023	2023	2022	2021
Weighted-average yield on loan portfolio	5.58%	5.11%	4.60%	4.84%
Weighted-average yield on mortgage-backed securities	3.24	2.88	1.80	1.69
Weighted-average yield on investment securities (1)	5.82	4.50	2.82	2.98
Weighted-average yield on other interest-earning assets	3.02	4.50	0.34	0.23
Weighted-average yield on all interest-earning assets	5.43	4.93	4.20	4.45
Weighted-average rate paid on interest-bearing deposits	2.32	1.61	0.54	0.77
Weighted-average rate paid on FHLB advances	3.95	3.37	1.83	2.07
Weighted-average rate paid on subordinated debt	7.40	6.19	3.77	3.51
Weighted-average rate paid on all interest-bearing liabilities	2.42	1.72	0.59	0.84
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.01	3.21	3.61	3.61
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.48	3.54	3.72	3.77
(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2023 Compared to 2022				2022 Compared to 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$12,664	$34,531	$3,534	$50,729	$(5,452)	$13,232	$(1,362)	$6,418
Mortgage-backed securities	1,653	1,607	969	4,229	136	525	35	696
Investment securities (2)	1,311	1,138	678	3,127	(117)	194	(10)	67
Other interest-earning deposits	5,315	(293)	(3,558)	1,464	108	70	33	211
Total net change in income on interest-earning assets	20,943	36,983	1,623	59,549	(5,325)	14,021	(1,304)	7,392

Interest-bearing liabilities:
Deposits	22,447	3,435	6,688	32,570	(4,011)	986	(42)	(3,067)
Securities sold under agreements to repurchase	—	—	213	213	—	—	—	—
FHLB advances	670	1,173	992	2,835	(163)	(466)	55	(574)
Subordinated debt	440	191	122	753	38	105	9	152
Total net change in expense on interest-bearing liabilities	23,557	4,799	8,015	36,371	(4,136)	625	22	(3,489)
Net change in net interest income	$(2,614)	$32,184	$(6,392)	$23,178	$(1,189)	$13,396	$(1,326)	$10,881
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2023, fixed rate residential loan originations totaled $147.2 million (of which $21.5 million was originated for sale into the secondary market), compared to $269.9 million during the prior year (of which $43.2 million was originated for sale into the secondary market). At June 30, 2023, the fixed-rate, single-family residential loan portfolio totaled $586.4 million, with a weighted average maturity of 188 months, compared to $499.2 million with a weighted average maturity of 183 months at June 30, 2022. The Company originated $38.4 million in adjustable rate residential loans during the fiscal year ended June 30, 2023, compared to $14.9 million during the prior fiscal year. At June 30, 2023, fixed rate loans with remaining maturities in excess of 10 years totaled $365.1 million, or 10.2%, of loans receivable, compared to $338.1 million, or 15.4%, of loans receivable, at June 30, 2022. The Company originated $614.2 million in fixed rate commercial, commercial real estate, and multi-family loans during the year ended June 30, 2023, compared to $580.0 million during the prior fiscal year. The Company also originated $157.0 million in adjustable rate commercial, commercial real estate, and multi-family loans during the fiscal year ended June 30, 2023, compared to $64.2 million during the prior fiscal year. At June 30, 2023, adjustable-rate home equity lines of credit totaled $64.6 million, compared to $45.4 million as of June 30, 2022. At June 30, 2023, the Company’s weighted average life of its investment portfolio was 5.3 years, compared to 5.2 years at June 30, 2022. At June 30, 2023, CDs with original terms of two years or more totaled $383.8 million, compared to $321.5 million at June 30, 2022.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2023 and 2022, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.

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

June 30, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$259,599	$(114,765)	(31)	6.66	(226)
+200 bp	296,514	(77,850)	(21)	7.43	(149)
+100 bp	334,226	(40,138)	(11)	8.17	(75)
0 bp	374,364	—	—	8.92	—
‑100 bp	426,243	51,879	14	9.91	99
‑200 bp	480,345	105,981	28	10.95	203
‑300 bp	518,672	144,307	39	11.64	272

June 30, 2022
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$189,624	$(129,048)	(40)	6.50	(345)
+200 bp	231,603	(87,069)	(27)	7.70	(225)
+100 bp	286,614	(32,058)	(10)	9.20	(75)
0 bp	318,672	—	—	9.95	—
‑100 bp	350,857	32,185	10	10.66	71
‑200 bp	442,479	123,807	39	13.06	311
‑300 bp	523,486	204,814	64	15.09	514

The Company’s growth strategy has included the origination of fixed-rate loans, as discussed under Item 7a “Quantitative and Qualitative Disclosures About Market Risk” above. The Company’s interest rate sensitivity has increased over the recent period as a result of these originations and due to the behavior of fixed-rate borrowers in a higher interest rate environment, but this increased sensitivity was partially offset by the fiscal 2023 Citizens merger, as the acquired balance sheet included a higher percentage of rate sensitive assets.

The Company has worked to limit its exposure to rising rates by (a) increasing the share of funding on its balance sheet obtained from non-maturity transaction accounts, (b) limiting short-term FHLB borrowings and (c) limiting the duration of its available-for-sale investment portfolio.

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (the “Company”) as of June 30, 2023 and 2022 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Credit Losses

The Company’s loan portfolio totaled $3.6 billion as of June 30, 2023 and the associated allowance for credit losses on loans was $47.8 million. The Company’s unfunded loan commitments totaled $757.7 million, with an associated allowance for credit loss of $6.3 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
●	Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans based on similar risk characteristics
o	Use of historical internal data and external peer data
o	Model inputs utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
o	Loan risk ratings
●	Tested the mathematical accuracy of the calculation of the ACL
●	Performed reviews of individual credit files and internally prepared loan review reports and support to evaluate the reasonableness of loan credit risk ratings
●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL
●	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for loan segments
●	Tested the reasonableness of specific allowances on individually reviewed loans
●	Tested the reasonableness of the peer group utilized for inclusion with the selected loss drivers
●	Evaluated analytically credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
●	Evaluated the overall reasonableness of the ACL considering trends identified within peer groups
●	Tested significant assumptions used in the estimation of the ACL of unfunded loan commitments
●	Evaluated qualitative adjustments made to the ACL, including assessing the reasonableness and basis for those adjustments in estimating the ACL
●	Tested management’s estimate surrounding the initial ACL impact of the Citizens’ Bancshares, Co. business combination, including assessing the reasonableness and accuracy of the assumptions included as part of the estimate

Business Combination

Description of the Matter

As described in Note 14 to the consolidated financial statements, the Company completed an acquisition with a bank holding company during the year ended June 30, 2023, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $23 million being recognized on the Company’s consolidated balance sheet. Management determined that the acquisition qualified as a business combination. Accordingly, all identifiable assets acquired and liabilities assumed were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the accounting for the business combinations included:

●	Obtained and reviewed the executed Agreement and Plan of Merger document to gain an understanding of the underlying terms of the completed acquisition

●	Obtained and reviewed management’s business combination memo to gain an understanding of the procedures performed to identify and calculate the fair value of the acquired assets and liabilities

●	Tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocation

●	Obtained valuation estimates related to the core deposit intangible, wealth management intangible, and loan fair value prepared by the Company’s external valuation specialists and challenged management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied, and valuation models utilized

●	Utilized FORVIS’s internal valuation specialists to assist with evaluating the related fair value purchase price allocations made to certain identified assets acquired and liabilities assumed

●	Tested the goodwill calculation resulting from the completed acquisition, which is the difference between the total net consideration paid and the fair value of the net assets acquired

●	Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements

FORVIS

/sig/ FORVIS, LLP

We have served as the Company’s auditor since 2002.

Decatur, Illinois

September 13, 2023

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2023 AND 2022

Southern Missouri Bancorp, Inc.

	2023	2022
(dollars in thousands)

Assets
Cash and cash equivalents	$53,979	$86,792
Interest-bearing time deposits	1,242	4,768
Available for sale securities (Note 2)	417,554	235,394
Stock in FHLB of Des Moines	11,540	5,893
Stock in Federal Reserve Bank of St. Louis	9,061	5,790
Loans receivable, net of ACL of $47,820 and $33,192 at June 30, 2023 and June 30, 2022, respectively (Note 3)	3,571,078	2,686,198
Accrued interest receivable	18,871	11,052
Premises and equipment, net (Note 4)	92,397	71,347
Bank owned life insurance – cash surrender value	71,684	48,705
Goodwill	50,773	27,288
Other intangible assets, net	30,472	8,175
Prepaid expenses and other assets	31,560	23,380
TOTAL ASSETS	$4,360,211	$3,214,782

Liabilities and Stockholders' Equity
Deposits (Note 5)	$3,725,540	$2,815,075
Advances from FHLB (Note 6)	133,514	37,957
Accounts payable and other liabilities	27,271	17,122
Accrued interest payable	4,723	801
Subordinated debt (Note 7)	23,105	23,055
TOTAL LIABILITIES	3,914,153	2,894,010

Commitments and contingencies (Note 12)

Common stock, $.01 par value; 25,000,000 shares authorized; 11,919,087 and 9,815,736 shares issued at June 30, 2023 and June 30, 2022, respectively	119	98
Additional paid-in capital	218,260	119,162
Retained earnings	270,720	240,115
Treasury stock of 588,625 shares at June 30, 2023 and June 30, 2022, at cost	(21,116)	(21,116)
Accumulated other comprehensive loss	(21,925)	(17,487)
TOTAL STOCKHOLDERS' EQUITY	446,058	320,772
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,360,211	$3,214,782

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2023, 2022 AND 2021

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2023	2022	2021

Interest Income
Loans	$162,224	$111,495	$105,077
Investment securities	5,324	2,197	2,130
Mortgage-backed securities	6,967	2,738	2,042
Other interest-earning assets	1,901	437	226
TOTAL INTEREST INCOME	176,416	116,867	109,475
Interest Expense
Deposits	44,392	11,822	14,889
Securities sold under agreements to repurchase	213	—	—
Advances from FHLB	3,627	792	1,366
Subordinated debt	1,439	686	534
TOTAL INTEREST EXPENSE	49,671	13,300	16,789
NET INTEREST INCOME	126,745	103,567	92,686
Provision (benefit) for credit losses (Note 3)	17,061	1,487	(1,024)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	109,684	102,080	93,710
Noninterest Income
Deposit account charges and related fees	7,671	6,450	5,254
Bank card interchange income	5,260	4,224	3,913
Loan late charges	534	553	587
Loan servicing fees	1,483	946	1,454
Other loan fees	3,142	2,369	1,200
Net realized gains on sale of loans	875	1,598	3,980
Net realized gains on sale of AFS securities	—	—	90
Earnings on bank owned life insurance	1,516	1,168	1,800
Other income	5,723	3,895	1,764
TOTAL NONINTEREST INCOME	26,204	21,203	20,042
Noninterest Expense
Compensation and benefits	46,896	35,611	31,010
Occupancy and equipment, net	11,220	9,248	7,880
Data processing expense	7,756	5,996	4,812
Telecommunications expense	1,679	1,273	1,261
Deposit insurance premiums	1,470	743	766
Legal and professional fees	4,051	1,362	1,093
Advertising	1,772	1,496	1,080
Postage and office supplies	1,197	823	796
Intangibles amortization	2,633	1,441	1,395
Foreclosed property expenses/losses	90	522	142
Other operating expense	7,661	4,864	3,812
TOTAL NONINTEREST EXPENSE	86,425	63,379	54,047
INCOME BEFORE INCOME TAXES	49,463	59,904	59,705
Income Taxes (Note 9)
Current	11,200	13,352	10,844
Deferred	(974)	(617)	1,681
TOTAL INCOME TAXES	10,226	12,735	12,525
NET INCOME	$39,237	$47,169	$47,180

Basic earnings per share	$3.86	$5.22	$5.22
Diluted earnings per share	$3.85	$5.21	$5.22
Dividends paid	$0.84	$0.80	$0.62

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2023, 2022 AND 2021

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2023	2022	2021

NET INCOME	$39,237	$47,169	$47,180
Other comprehensive income (loss):
Unrealized losses on securities available-for-sale	(5,696)	(26,100)	(1,925)
Less: reclassification adjustment for realized gains included in net income	—	—	90
Defined benefit pension plan net gain (loss)	5	(11)	6
Tax benefit	1,253	5,742	444
Total other comprehensive loss	(4,438)	(20,369)	(1,565)
COMPREHENSIVE INCOME	$34,799	$26,800	$45,615

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2023, 2022 AND 2021

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

Impact of ASU 2016-13 adoption			(7,151)			(7,151)
Net Income			47,180			47,180
Change in unrealized gain on available for sale securities, net					(1,571)	(1,571)
Defined benefit pension plan net gain					6	6
Dividends paid on common stock ($.62 per share)			(5,598)			(5,598)
Stock option expense		142				142
Stock grant expense		408				408
Common stock issued	1					1
Treasury stock purchased				(8,341)		(8,341)
BALANCE AS OF JUNE 30, 2021	94	95,585	200,140	(15,278)	2,882	283,423

Net Income			47,169			47,169
Change in unrealized loss on available for sale securities, net					(20,358)	(20,358)
Defined benefit pension plan net loss					(11)	(11)
Dividends paid on common stock ($.80 per share)			(7,194)			(7,194)
Stock option expense		165				165
Stock grant expense		532				532
Common stock issued	4	22,880				22,884
Treasury stock purchased				(5,838)		(5,838)
BALANCE AS OF JUNE 30, 2022	98	119,162	240,115	(21,116)	(17,487)	320,772

Net Income			39,237			39,237
Change in unrealized loss on available for sale securities, net					(4,443)	(4,443)
Defined benefit pension plan net gain					5	5
Dividends paid on common stock ($.84 per share)			(8,632)			(8,632)
Stock option expense		255				255
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2023, 2022 AND 2021

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2023	2022	2021

Cash Flows From Operating Activities:
NET INCOME	$39,237	$47,169	$47,180
Items not requiring (providing) cash:
Depreciation	4,923	4,480	4,029
(Gain) loss on disposal of fixed assets	(444)	3	80
Stock option and stock grant expense	839	697	550
(Gain) loss on sale/write-down of REO	(44)	460	55
Amortization of intangible assets	2,633	1,441	1,395
Accretion of purchase accounting adjustments	(3,737)	(1,565)	(1,502)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,516)	(1,168)	(1,800)
Provision (benefit) for credit losses	17,061	1,487	(1,024)
Gains realized on sale of AFS securities	—	—	(90)
Net amortization of premiums and discounts on securities	776	1,198	1,633
Originations of loans held for sale	(21,419)	(42,808)	(151,171)
Proceeds from sales of loans held for sale	21,548	44,004	151,813
Gain on sales of loans held for sale	(875)	(1,598)	(3,980)
Changes in:
Accrued interest receivable	(5,400)	(391)	2,037
Prepaid expenses and other assets	5,449	9,681	1,790
Accounts payable and other liabilities	580	5,016	(47)
Deferred income taxes	(974)	(617)	1,681
Accrued interest payable	3,386	(147)	(867)
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,023	67,342	51,762
Cash flows from investing activities:
Net increase in loans	(447,208)	(281,544)	(62,864)
Net change in interest-bearing deposits	1,227	(1,488)	(7)
Proceeds from maturities of available for sale securities	35,368	40,474	57,723
Proceeds from sales of available for sale securities	136,714	—	16,284
Net (purchases) redemptions of Federal Home Loan Bank stock	(4,473)	691	517
Net purchases of Federal Reserve Bank of St. Louis stock	(3,271)	(759)	(668)
Purchases of available-for-sale securities	(132,032)	(96,144)	(108,057)
Purchases of long-term investment	(195)	(383)	(40)
Purchases of premises and equipment	(6,039)	(4,617)	(2,856)
Net cash received in acquisition	208,336	48,767	—
Investments in state & federal tax credits	(7,867)	(11,276)	(5,325)
Proceeds from sale of fixed assets	3,724	928	580
Proceeds from sale of foreclosed assets	2,041	1,423	1,444
Proceeds from BOLI claim	270	—	1,351
NET CASH USED IN INVESTING ACTIVITIES	(213,405)	(303,928)	(101,918)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(245,130)	273,356	257,876
Net increase (decrease) in certificates of deposits	304,494	(31,221)	(111,885)
Net decrease in securities sold under agreements to repurchase	(27,629)	—	—
Proceeds from Federal Home Loan Bank advances	1,913,830	—	110,100
Repayments of Federal Home Loan Bank advances	(1,818,381)	(29,300)	(122,649)
Purchase of treasury stock	—	(5,838)	(8,341)
Dividends paid on common stock	(8,632)	(7,194)	(5,598)
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,552	199,803	119,503
(Decrease) increase in cash and cash equivalents	(32,830)	(36,783)	69,347
Cash and cash equivalents at beginning of period	86,809	123,592	54,245
Cash and cash equivalents at end of period	$53,979	$86,809	$123,592
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,073	$127	$748
Conversion of foreclosed real estate to loans	960	—	—
Conversion of loans to repossessed assets	108	26	461

Right of use assets obtained in exchange for lease obligations: Operating Leases	216	95	804

The Company purchased all of the Citizens Bancshares Company on January 20, 2023.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,019,722
Less: common stock issued	98,280
Cash paid	34,889
Liabilities assumed	886,553

The Company purchased all of the Fortune Financial Corporation on February 25, 2022.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$267,913
Less: common stock issued		22,885
Cash received		12,663
Liabilities assumed		232,365

The Company assumed the liabilities and purchased associated assets of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired		$1,707
Cash paid for the capital stock		27,151
Liabilities assumed		28,859

Cash paid during the period for:
Interest (net of interest credited)	$5,649	$2,057	$2,654
Income taxes	4,307	361	9,240

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2023, assets of the REIT were approximately $1.4 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $3.8 million and $47.3 million at June 30, 2023 and 2022, respectively. The deposits are held in various commercial banks with a total of $1.3 million and $5.8 million exceeding the FDIC deposit insurance limits at June 30, 2023 and 2022, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

Interest-bearing Time Deposits. Interest bearing deposits in banks mature within three years and are carried at cost.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2023, or June 30, 2022.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 24 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal balance, the Company utilized the remaining life method. The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default as an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. As of June 30, 2023, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.

Intangible Assets. The Company’s intangible assets at June 30, 2023 included gross core deposit intangibles of $39.1 million with $14.0 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $3.9 million, and mortgage and SBA servicing rights of $2.9 million. At June 30, 2022, the Company’s intangible assets included gross core deposit intangibles of $17.0 million with $11.5 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $2.7 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to ten years, with amortization expense expected to be approximately $4.1 million in fiscal 2024, $3.5 million in fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, and $11.5 million thereafter. As of June 30, 2023, and June 30, 2022, there was no impairment indicated.

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

Non-Employee Directors’ Retirement. The Bank entered into directors’ retirement agreements beginning in April 1994 for non-employee directors and continued to do so for new non-employee directors joining the Bank’s board through December 2014. These directors’ retirement agreements provide that each participating non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant’s vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant’s years of service on the Board.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division held fiduciary assets totaling $102.0 million and $0 as of June 30, 2023 and 2022, respectively, and investment management assets totaling $464.2 million and $252.3 million as of June 30, 2023 and 2022, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)," to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR and other interbank offered rates have been widely used benchmarks or reference rates in the United States and globally. Trillions of dollars in loans, derivatives, and other financial contracts reference LIBOR, the benchmark interest rate banks use to make short-term loans to each other. With global capital markets expected to move away from LIBOR and other interbank offered rates and move toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period.

Originally, an entity could apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022. With the issuance of ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2020-04 was extended from December 31, 2022 to December 31, 2024. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB has published ASU 2021-01, “Reference Rate Reform. (Topic 848)”. ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amended the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this update for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. Originally, the amendments in this update did not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022 except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, for entities that have adopted the amendments in ASU 2016-13, and the Company does not expect the ASU to have a material impact on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The ASU is effective for fiscal years beginning after December 15, 2023. The Company does not expect adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

NOTE 2: Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$45,285	$20	$(2,737)	$—	$42,568
Corporate obligations	35,700	19	(3,181)	—	32,538
Asset backed securities	67,897	1,274	(545)	—	68,626
Other securities	3,587	39	(56)	—	3,570
Total debt and equity securities	152,469	1,352	(6,519)	—	147,302

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	97,612	122	(7,610)	—	90,124
Commercial MBS issued by GSEs	60,333	11	(6,959)	—	53,385
CMOs issued by GSEs	135,202	9	(8,468)	—	126,743
Total MBS and CMOs	293,147	142	(23,037)	—	270,252
Total AFS securities	$445,616	$1,494	$(29,556)	$—	$417,554

	June 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$47,383	$77	$(2,981)	$—	$44,479
Corporate obligations	20,818	32	(963)	—	19,887
Other securities	486	—	(43)	—	443
Total debt and equity securities	68,687	109	(3,987)	—	64,809

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	76,345	—	(7,177)	—	69,168
Commercial MBS issued by GSEs	51,435	—	(5,705)	—	45,730
CMOs issued by GSEs	61,293	—	(5,606)	—	55,687
Total MBS and CMOs	189,073	—	(18,488)	—	170,585
Total AFS securities	$257,760	$109	$(22,475)	$—	$235,394

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$3,233	$3,221
After one year but less than five years	24,395	23,380
After five years but less than ten years	59,286	56,089
After ten years	65,555	64,612
Total investment securities	152,469	147,302
MBS and CMOs	293,147	270,252
Total AFS securities	$445,616	$417,554

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $253.9 million and $198.3 million at June 30, 2023 and 2022, respectively. The securities pledged consist of marketable securities, including $129.2 million and $126.3 million of Mortgage-backed Securities, $94.8 million and $27.3 million of Collateralized Mortgage Obligations, $26.5 million and $42.3 million of State and Political Subdivisions Obligations, and $3.4 million and $2.4 million of Other Securities at June 30, 2023 and 2022, respectively.

There were no gains or losses recognized from sales of available-for-sale securities in fiscal 2023 or 2022.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2023.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2023, was $325.5 million, which is approximately 78.0% of the Company’s available for sale investment portfolio, as compared to $219.3 million or approximately 93.2% of the Company’s available for sale investment portfolio at June 30, 2022. Management believes the declines in fair value for these securities to be temporary.

The following tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which ACL has not been recorded at June 30, 2023 and 2022.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2023
Obligations of state and political subdivisions	$11,574	$184	$26,763	$2,553	$38,337	$2,737
Corporate obligations	14,709	1,074	13,821	2,107	28,530	3,181
Asset backed securities	22,628	263	698	282	23,326	545
Other securities	1,970	11	350	45	2,320	56
MBS and CMOs	87,354	1,525	145,673	21,512	233,027	23,037
Total AFS securities	$138,235	$3,057	$187,305	$26,499	$325,540	$29,556

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2022
Obligations of state and political subdivisions	$31,985	$2,639	$1,600	$342	$33,585	$2,981
Corporate obligations	10,944	420	6,911	543	17,855	963
Other securities	418	43	—	—	418	43
MBS and CMOs	137,590	12,482	29,834	6,006	167,424	18,488
Total AFS securities	$180,937	$15,584	$38,345	$6,891	$219,282	$22,475

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 27 individual securities which have been in an unrealized loss position for less than 12 months and 52 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and other Obligations. The unrealized losses on the Company’s investments in corporate obligations include 16 individual securities which have been in an unrealized loss position for less than 12 months and 14 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

At June 30, 2023, corporate obligations included two pooled trust preferred securities with an estimated fair value of $698,000 and unrealized losses of $282,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a reduced demand for these securities, and concerns regarding the issuers of the underlying trust preferred securities.

A cash flow analysis performed as of June 30, 2023, for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed securities. The unrealized losses on the Company’s investments in asset-backed securities includes seven individual securities which has been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of June 30, 2023, the unrealized losses on the Company’s investments in MBS and CMOs include 24 individual securities which have been in an unrealized loss position for less than 12 months, and 122 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of June 30, 2023, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments. There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the periods ended June 30, 2023 and 2022.

NOTE 3: Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2023	June 30, 2022
Real Estate Loans:
Residential	$1,133,417	$904,160
Construction	550,052	258,072
Commercial	1,562,379	1,146,673
Consumer loans	133,515	92,996
Commercial loans	599,030	441,598
	3,978,393	2,843,499
Loans in process	(359,196)	(123,656)
Deferred loan fees, net	(299)	(453)
Allowance for credit losses	(47,820)	(33,192)
Total loans	$3,571,078	$2,686,198

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2023, the Bank had purchased participation interests in 86 loans totaling $155.6 million, as compared to 31 loans totaling $70.0 million at June 30, 2022, with the increase due primarily to participations acquired in the Citizens merger.

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

Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area. Approximately $618.6 million of the Company’s $1.6 billion in commercial real estate loans are secured by properties located outside our primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally. Risks to lending on farmland include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland values.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further provide the Company an opportunity to assess risk. At June 30, 2023, construction loans outstanding included 53 loans, totaling $33.4 million, for which a modification had been agreed to. At June 30, 2022, construction loans outstanding included 57 loans, totaling $13.8 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as troubled debt restructurings (TDRs).

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 90% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage and are typically issued for a term of ten years. Interest rates on the HELOCs are generally adjustable. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Risks related to HELOC lending generally include the stability of borrower income and collateral values.

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

Allowance for Credit Losses. The PCL for the fiscal years ended June 30, 2023, 2022, and 2021, was a charge of $17.1 million, a charge of $1.5 million, and a recovery of $1.0 million, respectively. During the fiscal year ended June 30, 2023, the ACL required for PCD loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $1.8 million due to the Citizens merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $10.1 million for the fiscal year ended June 30, 2023, of which $8.9 million was attributable to the required ACL for loan balances outstanding, while $1.2 million was attributable to the required allowance for off-balance sheet credit exposures. During the fiscal year ended June 30, 2022, the ACL required for PCD loans acquired in the Fortune merger was $120,000, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Fortune merger was $1.9 million, and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $120,000 due to the Fortune merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Fortune merger, the Company would have recorded a negative PCL of approximately $533,000 in the fiscal year ended June 30, 2022. Exclusive of provisioning required by the Citizens merger, increased provisioning for loan balances outstanding in the year ended June 30, 2023 is attributable primarily to loan growth, qualitative adjustments to modeled results based on levels and trends of industry past due loans, and the unguaranteed portion of a small pool of SBA loans exhibiting signs of credit stress, partially offset by a decreased ACL estimate for classified hotel loans that had been slow to recover from the COVID-19 pandemic. Increased provisioning for off-balance sheet credit exposures is attributable primarily to changes in the level and mix of outstanding credit commitments. The Company has estimated its expected credit losses as of June 30, 2023, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.02% (annualized) during the fiscal year ended June 30, 2023, as compared to less than one basis point (annualized) during the same period of the prior fiscal year. Specifically, management considered the following primary items in its estimate of the ACL:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at June 30, 2023. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2022;

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

PCD Loans. In connection with the Citizens Bancshares, Co. (“Citizens”) merger on January 20, 2023, and Fortune Financial Corporation (“Fortune”) merger on February 25, 2022, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Loans that the Company acquired from Citizens and Fortune that, at the time of acquisition, had more-than-insignificant deterioration of credit quality since origination are classified as PCD loans and presented in the table below at acquisition carrying value:

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

The following tables present the balance in the ACL and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment as of June 30, 2023 and 2022, and activity in the ACL for the fiscal years ended June 30, 2023, 2022, and 2021:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2023	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Initial ACL on PCD loans	96	12	628	164	221	1,121
Provision charged to expense	6,655	432	5,605	334	1,105	14,131
Losses charged off	(19)	—	(245)	(327)	(82)	(673)
Recoveries	1	—	12	28	8	49
Balance, end of period	$15,641	$2,664	$22,838	$909	$5,768	$47,820

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2022	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Impact of CECL adoption	23	4	52	—	41	120
Provision (benefit) charged to expense	(2,238)	46	2,251	(205)	80	(66)
Losses charged off	(72)	—	—	(65)	(16)	(153)
Recoveries	3	—	—	64	2	69
Balance, end of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2021	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Impact of CECL adoption	3,521	(121)	3,856	1,065	1,012	9,333
Provision (benefit) charged to expense	2,973	281	(1,364)	(1,232)	(1,260)	(602)
Losses charged off	(180)	—	(90)	(146)	(318)	(734)
Recoveries	3	—	1	47	35	86
Balance, end of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222

The following tables present the balance in the allowance for off-balance credit exposure based on portfolio segment as of June 30, 2023 and 2022, and activity in allowance for the fiscal years ended June 30, 2023, 2022 and 2021:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2023	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision charged to expense	13	2,631	54	12	220	2,930
Balance, end of period	$71	$4,809	$475	$73	$860	$6,288

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2022	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	21	1,676	233	(157)	(220)	1,553
Balance, end of period	$58	$2,178	$421	$61	$640	$3,358

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2021	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$19	$769	$172	$153	$846	$1,959
Impact of CECL adoption	35	(167)	95	197	108	268
Provision (benefit) charged to expense	(17)	(100)	(79)	(132)	(94)	(422)
Balance, end of period	$37	$502	$188	$218	$860	$1,805

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

Substandard – Loans classified as substandard possess weaknesses that jeopardize the ultimate collection of the principal and interest outstanding. These loans may exhibit continued financial losses, ongoing delinquency, overall poor financial condition, and insufficient collateral.

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and year of origination as of June 30, 2023. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)							Revolving
June 30,	2023	2022	2021	2020	2019	Prior	loans	Total
Residential Real Estate
Pass	$328,142	$312,853	$252,077	$103,735	$25,651	$96,035	$9,100	$1,127,593
Watch	1,214	1,136	616	108	198	27	5	3,304
Special Mention	—	—	—	—	—	—	—	—
Substandard	837	316	510	—	—	857	—	2,520
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$330,193	$314,305	$253,203	$103,843	$25,849	$96,919	$9,105	$1,133,417

Construction Real Estate
Pass	$124,479	$50,011	$10,946	$3,190	$—	$—	$941	$189,567
Watch	280	—	—	—	—	—	—	280
Special Mention	—	—	—	—	—	—	—	—
Substandard	330	679	—	—	—	—	—	1,009
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$125,089	$50,690	$10,946	$3,190	$—	$—	$941	$190,856

Commercial Real Estate
Pass	$462,643	$474,140	$279,921	$89,272	$74,653	$83,871	$37,443	$1,501,943
Watch	8,122	5,382	163	3,879	—	117	—	17,663
Special Mention	2,940	—	—	—	—	—	—	2,940
Substandard	7,690	26,465	2,425	288	473	1,735	757	39,833
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$481,395	$505,987	$282,509	$93,439	$75,126	$85,723	$38,200	$1,562,379

Consumer
Pass	$36,003	$14,530	$5,446	$1,692	$717	$1,379	$73,225	$132,992
Watch	71	—	62	—	—	—	—	133
Special Mention	—	—	—	—	—	—	—	—
Substandard	33	2	1	—	—	41	313	390
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$36,107	$14,532	$5,509	$1,692	$717	$1,420	$73,538	$133,515

Commercial
Pass	$138,500	$83,011	$71,054	$10,723	$6,239	$10,657	$272,710	$592,894
Watch	698	211	91	3	—	—	2,549	3,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	860	329	128	184	175	574	334	2,584
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$140,058	$83,551	$71,273	$10,910	$6,414	$11,231	$275,593	$599,030

Total Loans
Pass	$1,089,767	$934,545	$619,444	$208,612	$107,260	$191,942	$393,419	$3,544,989
Watch	10,385	6,729	932	3,990	198	144	2,554	24,932
Special Mention	2,940	—	—	—	—	—	—	2,940
Substandard	9,750	27,791	3,064	472	648	3,207	1,404	46,336
Doubtful	—	—	—	—	—	—	—	—
Total	$1,112,842	$969,065	$623,440	$213,074	$108,106	$195,293	$397,377	$3,619,197

At June 30, 2023, PCD loans comprised $37.4 million of credits rated “Pass”; $12.7 million of credits rated “Watch”; none rated “Special Mention”; $6.3 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past Due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2023 and 2022. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2023
Real Estate Loans:
Residential	$1,984	$401	$483	$2,868	$1,130,549	$1,133,417	$109
Construction	443	311	698	1,452	189,404	190,856	—
Commercial	616	1,854	1,580	4,050	1,558,329	1,562,379	—
Consumer loans	456	124	212	792	132,723	133,515	—
Commercial loans	713	77	789	1,579	597,451	599,030	—
Total loans	$4,212	$2,767	$3,762	$10,741	$3,608,456	$3,619,197	$109

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2022
Real Estate Loans:
Residential	$1,402	$—	$1,064	$2,466	$901,694	$904,160	$—
Construction	—	—	—	—	134,416	134,416	—
Commercial	416	615	288	1,319	1,145,354	1,146,673	—
Consumer loans	340	45	57	442	92,554	92,996	—
Commercial loans	274	72	13	359	441,239	441,598	—
Total loans	$2,432	$732	$1,422	$4,586	$2,715,257	$2,719,843	$—

At June 30, 2023 and 2022 there were no PCD loans that were greater than 90 days past due.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at June 30, 2023 and 2022:

	Amortized cost basis of
(dollars in thousands)	loans determined to be	Related allowance
June 30, 2023	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$6,376	$901
Total loans	$6,376	$901

	Amortized cost basis of
(dollars in thousands)	loans determined to be	Related allowance
June 30, 2022	collateral dependent	for credit losses
Residential real estate loans
1- to 4-family residential loans	$864	$193
Total loans	$864	$193

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at June 30, 2023 and 2022. The table excludes performing TDRs.

(dollars in thousands)	June 30, 2023	June 30, 2022
Residential real estate	$934	$1,647
Construction real estate	698	—
Commercial real estate	4,564	2,259
Consumer loans	256	73
Commercial loans	1,091	139
Total loans	$7,543	$4,118

At June 30, 2023, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the periods ended June 30, 2023 and 2022, was immaterial.

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

During fiscal 2023, there were no loans modified as TDRs. During fiscal 2022, there were six loans modified as TDRs totaling $24.5 million.

Performing loans classified as TDRs at June 30, 2023 and June 30, 2022 segregated by class, are shown in the table below. Nonperforming TDRs are shown in nonaccrual loans.

	June 30, 2023		June 30, 2022
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	10	$3,438	11	$3,625
Construction real estate	—	—	—	—
Commercial real estate	6	24,017	8	25,132
Consumer loans	—	—	—	—
Commercial loans	6	2,310	8	1,849
Total	22	$29,765	27	$30,606

Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure, deed in lieu, or in-substance repossession. As of June 30, 2023 and June 30, 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $580,000, respectively. In addition, as of June 30, 2023 and June 30, 2022, the Company had residential mortgage loans and home equity loans with a carrying value of $1.5 million and $486,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2023 and 2022, respectively:

	June 30,
(dollars in thousands)	2023	2022
Beginning Balance	$10,614	$10,624
Additions	6,374	6,393
Repayments	(7,223)	(6,403)
Change in related party	782	—
Ending Balance	$10,547	$10,614

NOTE 4: Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	June 30, 2023	June 30, 2022
Land	$15,415	$13,532
Buildings and improvements	79,661	64,730
Construction in progress	450	142
Furniture, fixtures, equipment and software	26,404	20,838
Automobiles	122	120
Operating leases ROU asset	6,125	3,849
	128,177	103,211
Less accumulated depreciation	35,780	31,864
	$92,397	$71,347

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

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the years ended June 30, 2023 and 2022, income recognized from these lessor agreements was $228,000 and $279,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense. The operating leases are now included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

In the February 2022 Fortune merger, the Company assumed a ground lease with an entity that is controlled by a Company insider. This property is in St. Louis County, MO and is in its third year of a twenty year term.

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

	At or for the Twelve Months Ended
	June 30,
(dollars in thousands)	2023	2022
Consolidated Balance Sheet
Operating leases right of use asset	$6,125	$3,849
Operating leases liability	$6,125	$3,849

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$720	$451
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$524	$382
ROU assets obtained in exchange for operating lease obligations:	$—	$—

For the years ended June 30, 2023 and 2022, lease expense was $720,000 and $451,000, respectively. At June 30, 2023, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2024	$721
2025	711
2026	707
2027	694
2028	623
Thereafter	7,359
Future lease payments expected	$10,815

NOTE 5: Deposits

Deposits are summarized as follows:

(dollars in thousands)	June 30, 2023	June 30, 2022
Non-interest bearing accounts	$597,600	$426,929
NOW accounts	1,328,423	1,171,620
Money market deposit accounts	452,728	303,612
Savings accounts	282,753	274,283
TOTAL NON-MATURITY DEPOSITS	2,661,504	2,176,444
Certificates
0.00-0.99%	92,533	408,479
1.00-1.99%	109,564	171,997
2.00-2.99%	186,538	51,692
3.00-3.99%	109,780	6,298
4.00-4.99%	472,546	165
5.00-5.99%	93,057	—
6.00% and above	18	—
TOTAL CERTIFICATES	1,064,036	638,631
TOTAL DEPOSITS	$3,725,540	$2,815,075

The aggregate amount of deposits with a minimum denomination of $250,000 was $1.2 billion and $848.9 million at June 30, 2023 and 2022, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2023 to June 30, 2024	$690,500
July 1, 2024 to June 30, 2025	208,578
July 1, 2025 to June 30, 2026	69,336
July 1, 2026 to June 30, 2027	49,439
July 1, 2027 to June 30, 2028	46,083
Thereafter	100
TOTAL	$1,064,036

Brokered certificates totaled $146.5 million and $10.8 million at June 30, 2023 and 2022, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2023 and 2022 totaled approximately $6.6 million and $6.0 million, respectively.

NOTE 6:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Interest	June 30,
Maturity	Rate	2023	2022

		(dollars in thousands)
08/15/22	1.89%	$—	$3,000
11/16/22	0.51%	—	1,994
03/06/23	0.99%	—	3,000
07/24/23	0.59%	998	987
11/15/23	0.57%	993	980
03/06/24	0.95%	3,000	3,000
03/28/24	2.56%	8,000	8,000
07/24/24	0.66%	1,966	1,940
08/13/24	1.88%	3,000	3,000
02/21/25	1.53%	—	5,000
03/06/25	1.01%	3,000	3,000
07/15/25	0.77%	1,939	1,913
07/22/26	1.10%	1,929	1,909
12/14/26	2.65%	189	234
04/20/26	4.39%	5,000	—
06/22/26	4.55%	5,000	—
06/26/26	4.49%	5,000	—
04/12/27	4.04%	5,000	—
04/27/27	4.07%	5,000	—
05/03/27	3.95%	5,000	—
05/12/27	3.86%	5,000	—
06/22/27	4.38%	5,000	—
06/25/27	4.34%	5,000	—
03/23/28	3.85%	10,000	—
03/24/28	3.93%	10,000	—
06/22/28	4.21%	5,000	—
06/26/28	4.18%	5,000	—
Overnight	5.35%	33,500	—
	TOTAL	$133,514	$37,957
Weighted-average rate		3.95%	1.47%

Of the advances outstanding at June 30, 2023, none are callable by the FHLB prior to maturity. In addition to the above advance, the Bank had additional available credit amounting to $541.3 million and $500.6 million with the FHLB at June 30, 2023 and 2022, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $1.1 billion and $889.7 million were pledged to the FHLB at June 30, 2023 and 2022, respectively. The principal maturities of FHLB advances at June 30, 2023, are below:

June 30, 2023
FHLB Advance Maturities	(dollars in thousands)
July 1, 2023 to June 30, 2024	$46,491
July 1, 2024 to June 30, 2025	7,966
July 1, 2025 to June 30, 2026	1,939
July 1, 2026 to June 30, 2027	47,118
July 1, 2027 to June 30, 2028	30,000
TOTAL	$133,514

NOTE 7: Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At June 30, 2023, the Debentures carried an interest rate of 8.26%. The balance of the Debentures outstanding was $7.2 million at June 30, 2023 and June 30, 2022. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2023, the current rate was 8.00%. The carrying value of the debt securities was approximately $2.7 million at June 30, 2023 and 2022.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2023, the current rate was 7.35%. The carrying value of the debt securities was approximately $5.5 million and $5.4 million at June 30, 2023 and 2022, respectively.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $464,000 at June 30, 2023.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.7 million at June 30, 2023 and 2022.

NOTE 8: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2023, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2023. Total 401(k) expense for fiscal 2023, 2022, and 2021 was $2.4 million, $1.9 million, and $1.7 million, respectively. At June 30, 2023, 401(k) plan participants held approximately 421,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (the EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. From fiscal 2012 through fiscal 2017, the Company awarded 122,803 shares, and no awards were made under the plan since fiscal 2017. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2023, there were no EIP shares vested, and during fiscal 2022 and 2021 there were 2,250 and 2,700 EIP shares (split-adjusted) vested each year, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. There was no EIP expense for fiscal 2023, and for fiscal 2022 and 2021 EIP expense was $46,000 and $84,000, respectively. At June 30, 2023, no awards remained outstanding, and there was no unvested compensation expense related to the EIP.

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

As of June 30, 2023, there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. The aggregate intrinsic value of stock options outstanding, all of which were exercisable at June 30, 2023, was $209,000. No options to purchase shares were vested or exercised in fiscal 2023, 2022 or 2021.

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

Under the 2017 Plan, options to purchase 138,000 shares have been issued to employees and directors, of which none have been exercised or forfeited, and 138,000 remain outstanding. As of June 30, 2023, there was $1.1 million in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2017 Plan at June 30, 2023, was $419,000, and 2,900 options were exercisable at June 30, 2023, at a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2023, 2022, and 2021 was $42,000, $150,000, and $87,000, respectively.

Full value awards totaling 28,650, 22,350, and 18,925 shares, respectively, were issued to employees and directors in fiscal 2023, 2022, and 2021. All full value awards were in the form of either:

●	restricted stock vesting at the rate of one-fifth of such shares per year,
●	performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a trailing three-year period, or
●	restricted stock vesting at the rate of one-third of such shares per year,
●	restricted stock vesting after a three-year service requirement.

During fiscal 2023, 2022, and 2021, full value awards of 15,140, 12,860, and 9,770 shares were vested, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the vesting period. Compensation expense for full value awards under the 2017 Plan for fiscal 2023, 2022, and 2021 was $833,000, $548,000, and $351,000, respectively. At June 30, 2023, unvested compensation expense related to full value awards under the 2017 Plan was approximately $2.4 million.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2023		2022		2021
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$36.56	104,000	$33.77	89,500	$33.22	60,500
Granted	38.58	44,000	53.82	14,500	34.91	29,000
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at year-end	$39.63	148,000	$36.56	104,000	$33.77	89,500
Options exercisable at year-end	$33.89	63,700	$31.92	44,900	$29.79	29,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2023, 2022, and 2021:

	2023	2022	2021
Assumptions:
Expected dividend yield	1.79%	1.49%	1.83%
Expected volatility	29.67%	28.02%	27.72%
Risk-free interest rate	3.79%	1.82%	1.14%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$16.68	$16.38	$9.19

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2023:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
14 mo.	10,000	$17.55	10,000	$17.55
55 mo.	13,500	37.31	13,500	37.31
66 mo.	17,500	34.35	14,000	34.35
80 mo.	19,500	37.40	11,700	37.40
91 mo.	29,000	34.91	11,600	34.91
103 mo.	14,500	53.82	2,900	53.82
109 mo.	7,500	46.59	—	46.59
116 mo.	36,500	46.94	—	46.94

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

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	June 30, 2023	June 30, 2022
Deferred tax assets:
Provision for losses on loans	$12,101	$7,761
Accrued compensation and benefits	974	828
NOL carry forwards acquired	709	57
Low income tax credit carry forward	1,192	—
Unrealized loss on other real estate	818	72
Unrealized loss on available for sale securities	6,174	4,921
Total deferred tax assets	21,968	13,639

Deferred tax liabilities:
Purchase accounting adjustments	2,348	224
Depreciation	4,276	1,974
FHLB stock dividends	120	120
Prepaid expenses	728	415
Other	1,636	181
Total deferred tax liabilities	9,108	2,914
Net deferred tax asset	$12,860	$10,725

As of June 30, 2023, the Company had approximately $3.2 million and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 Southern Bank of Commerce merger, the February 2014 Citizens State Bankshares of Bald Knob, Inc. merger, the April 2020 Central Federal Savings and Loan merger, the February 2022 Fortune Bank merger, and the January 2023 Citizens Bank and Trust merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2023	2022	2021
Tax at statutory rate	$10,387	$12,580	$12,538
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(327)	(349)	(453)
State tax, net of Federal benefit	46	812	1,018
Cash surrender value of Bank-owned life insurance	(318)	(245)	(378)
Tax credit benefits	(19)	(45)	(11)
Other, net	457	(18)	(189)
Actual provision	$10,226	$12,735	$12,525

For the years ended June 30, 2023, 2022, and 2021, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR). Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

NOTE 10: Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2023	2022
Net unrealized loss on securities available-for-sale	$(28,062)	$(22,366)
Net unrealized gain on securities available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(1)	(1)
Unrealized gain from defined benefit pension plan	(32)	(37)
	(28,095)	(22,404)
Tax effect	6,170	4,917
Net of tax amount	$(21,925)	$(17,487)

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the years ended June 30, 2023 and 2022, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)			Affected Line Item in the Condensed
	2023	2022	Consolidated Statements of Income
Amortization of defined benefit pension items	$5	$(11)	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	5	(11)
Tax benefit	1	(2)	Provision for income tax
Total reclassification out of AOCI	$4	$(9)	Net Income

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of June 30, 2023 and 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of June 30, 2023, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,236	12.52%	$307,528	8.00%	$	n/a	n/a
Southern Bank	454,699	11.77%	308,932	8.00%		386,166	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	426,644	11.10%	230,646	6.00%		n/a	n/a
Southern Bank	407,764	10.56%	231,699	6.00%		308,932	8.00%
Tier I Capital (to Average Assets)
Consolidated	426,644	9.95%	171,470	4.00%		n/a	n/a
Southern Bank	407,764	9.54%	170,942	4.00%		213,677	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	411,196	10.70%	172,985	4.50%		n/a	n/a
Southern Bank	407,764	10.56%	173,774	4.50%		251,008	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$370,013	13.42%	$220,558	8.00%	$	n/a	n/a
Southern Bank	352,169	12.90%	218,397	8.00%		272,996	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	335,316	12.16%	165,418	6.00%		n/a	n/a
Southern Bank	325,183	11.91%	163,797	6.00%		218,397	8.00%
Tier I Capital (to Average Assets)
Consolidated	335,316	10.41%	128,822	4.00%		n/a	n/a
Southern Bank	325,183	10.22%	127,333	4.00%		159,167	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	319,971	11.61%	124,064	4.50%		n/a	n/a
Southern Bank	325,183	11.91%	122,848	4.50%		177,447	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2023, approximately $29.9 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

NOTE 12: Commitments and Contingencies

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

The Company had total outstanding standby letters of credit amounting to $7.1 million at June 30, 2023, and $3.7 million at June 30, 2022, with terms ranging from 12 to 24 months. At June 30, 2023, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $912.0 million in commitments to extend credit at June 30, 2023, and $707.7 million at June 30, 2022.

At June 30, 2023, total commitments to originate fixed-rate loans with terms in excess of one year were $213.3 million at rates ranging from 3.95% to 11.0%, with a weighted-average rate of 6.07%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $1.5 billion at June 30, 2023, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

Legal proceedings. Periodically, there have been various claims and lawsuits involving the Company or the Bank, mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Company or the Bank holds security interests, claims involving the making and servicing of real property loans and other activities incident to the Company’s or the Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s or the Bank’s ordinary business, the Company and the Bank are not parties to any material pending legal proceedings which, in the pinion of management, are expected to have a material effect on the financial condition or operations of the Company.

NOTE 13: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	June 30,
(dollars in thousands except per share data)	2023	2022	2021

Net income	$39,237	$47,169	$47,180
Less: distributed earnings allocated to participating securities	(42)	(30)	(18)
Less: undistributed earnings allocated to participating securities	(150)	(165)	(135)
Net income available to common shareholders	$39,045	$46,974	$47,027

Denominator for basic earnings per share -
Weighted-average shares outstanding	10,124,766	8,994,022	9,007,814
Effect of dilutive securities stock options or awards	17,033	17,122	2,923
Denominator for diluted earnings per share	10,141,799	9,011,144	9,010,737

Basic earnings per share available to common stockholders	$3.86	$5.22	$5.22
Diluted earnings per share available to common stockholders	$3.85	$5.21	$5.22

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 66,607, 22,750, and 99,825 were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

NOTE 14: Business Combinations

On January 20, 2023, the Company completed the merger with Citizens and its wholly owned subsidiary, Citizens Bank and Trust Company (“Citizens Bank”), in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank with and into the Bank, coincident to the data systems conversion. For the fiscal year ended June 30, 2023, the Company incurred $4.9 million of third-party acquisition-related costs, which are included in noninterest expense in the Company’s condensed consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired based on their estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Citizens merger is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the merger date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Citizens Bancshares Company
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$34,889
Common stock, at fair value	98,280
Total consideration	$133,169

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$243,225
Investment securities	226,451
Loans	447,388
Premises and equipment	23,430
BOLI	21,733
Identifiable intangible assets	24,645
Miscellaneous other assets	9,366

Deposits	(851,140)
Securities sold under agreements to repurchase	(27,629)
Miscellaneous other liabilities	(7,784)
Total identifiable net assets	109,685
Goodwill	$23,484

Of the total purchase price, $22.1 million was allocated to core deposit intangible, and will be amortized over ten years on a straight line basis, $2.6 million was allocated to the intangible related to the acquired trust and wealth management business line and will be amortized over ten years on a straight line basis, and $23.5 million was allocated to goodwill. None of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and Citizens Bank. To the extent that management revises any of the fair value of the above fair value adjustments as a result of continuing evaluation, the amount of goodwill recorded in the merger will change.

The Company acquired the $461.5 million loan portfolio at an estimated fair value discount of $14.1 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $419.5. million and $520.0 million at the date of acquisition. Management identified 48 PCD loans, with a book balance of $27.5 million, associated with the Citizens merger(ASC 310-30).

The Company utilized an outside valuation expert to estimate the fair value of acquired assets and assumed liabilities. This work related primarily to loans, the core deposit intangible, and the intangible related to the acquired trust and wealth management business line.

The acquired business contributed revenues of $11.6 million and earnings of $3.3 million for the period from January 20, 2023 through June 30, 2023.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	For the twelve months ended
	June 30,
(dollars in thousands)	2023	2022
Revenue	$183,878	$166,101
Earnings	$51,156	$56,856

On February 25, 2022, the Company completed its merger with Fortune and its wholly owned subsidiary, FortuneBank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into the Bank simultaneously with the of Fortune merger. For the fiscal years ended June 30, 2023 and 2022, the Company incurred $45,000 and $1.4 million, respectively, of third party acquisition-related costs, which are included in noninterest expense in the Company’s consolidated statements of income.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Fortune merger is detailed in the following table.

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

Of the total purchase price, $1.6 million has been allocated to core deposit intangible, and will be amortized over seven years on a straight line basis. Additionally, $12.8 million has been allocated to goodwill, and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and FB.

The Company acquired the $204.1 million loan portfolio at an estimated fair value discount of $2.1 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Loans acquired that were not subject to guidance relating to purchase credit deteriorated (PCD) loans include loans with a fair value and gross contractual amounts receivable of $187.0 million and $211.0 million at the date of merger. Management identified 31 PCD loans, with a book balance of $15.1 million, associated with the Fortune merger (ASC 310-30).

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in the Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the fiscal years ended June 30, 2023 and 2022, the Company incurred $0 and $50,000, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

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

Recurring Measurements. The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and 2022:

	Fair Value Measurements at June 30, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$42,568	$—	$42,568	$—
Corporate obligations	32,538	—	32,538	—
Asset backed securities	68,626	—	68,626	—
Other securities	3,570	—	3,570	—
MBS and CMOs	270,252	—	270,252	—

	Fair Value Measurements at June 30, 2022, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$44,479	$—	$44,479	$—
Corporate obligations	19,887	—	19,887	—
Other securities	443	—	443	—
MBS and CMOs	170,585	—	170,585	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2023.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2023 and 2022:

Fair Value Measurements at June 30, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,472	$—	$—	$1,472

Fair Value Measurements at June 30, 2022, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$—	$—	$—	$—

The following table presents losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2023 and 2022:

(dollars in thousands)	2023	2022
Foreclosed and repossessed assets held for sale	$60	$(503)
Total gains (losses) on assets measured on a non-recurring basis	$60	$(503)

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

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2023. There were no Level 3 fair value measurements at Junr 30, 2022.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,472	Third party appraisal	Marketability discount	14.9 - 14.9%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2023 and 2022:

	June 30, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$53,979	$53,979	$—	$—
Interest-bearing time deposits	1,242	—	1,242	—
Stock in FHLB	11,540	—	11,540	—
Stock in Federal Reserve Bank of St. Louis	9,061	—	9,061	—
Loans receivable, net	3,571,078	—	—	3,393,791
Accrued interest receivable	18,871	—	18,871	—
Financial liabilities
Deposits	3,725,540	2,661,479	—	1,053,650
Advances from FHLB	133,514	—	131,821	—
Accrued interest payable	4,723	—	4,723	—
Subordinated debt	23,105	—	—	20,318
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2022
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$86,792	$86,792	$—	$—
Interest-bearing time deposits	4,768	—	4,768	—
Stock in FHLB	5,893	—	5,893	—
Stock in Federal Reserve Bank of St. Louis	5,790	—	5,790	—
Loans receivable, net	2,686,198	—	—	2,655,882
Accrued interest receivable	11,052	—	11,052	—
Financial liabilities
Deposits	2,815,075	2,176,444	—	637,163
Securities sold under agreements to repurchase	—	—	—	—
Advances from FHLB	37,957	—	35,916	—
Note payable	—	—	—	—
Accrued interest payable	801	—	801	—
Subordinated debt	23,055	—	—	22,070
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

NOTE 17: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
(dollars in thousands)	2023	2022

Condensed Balance Sheets
Assets
Cash and cash equivalents	$13,442	$8,964
Other assets	52,178	28,691
Investment in common stock of Bank	404,247	306,549
TOTAL ASSETS	$469,867	$344,204

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$704	$377
Subordinated debt	23,105	23,055
TOTAL LIABILITIES	23,809	23,432
Stockholders' equity	446,058	320,772
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$469,867	$344,204

	Year ended June 30,
(dollars in thousands)	2023	2022	2021

Condensed Statements of Income
Interest income	$32	$14	$13
Interest expense	1,439	686	534
Net interest expense	(1,407)	(672)	(521)
Dividends from Bank	48,000	31,000	12,000
Operating expenses	3,041	1,124	599
Income before income taxes and equity in undistributed income of the Bank	43,552	29,204	10,880
Income tax benefit	552	321	235
Income before equity in undistributed income of the Bank	44,104	29,525	11,115
Equity in undistributed income of the Bank	(4,867)	17,644	36,065
NET INCOME	$39,237	$47,169	$47,180
COMPREHENSIVE INCOME	$34,799	$26,800	$45,615

	Year ended June 30,
(dollars in thousands)	2023	2022	2021
Condensed Statements of Cash Flow
Cash Flows from operating activities:
Net income	$39,237	$47,169	$47,180
Changes in:
Equity in undistributed income of the Bank	4,867	(17,644)	(36,065)
Other adjustments, net	388	(698)	(559)
NET CASH PROVIDED BY OPERATING ACTIVITES	44,492	28,827	10,556

Investments in Bank subsidiaries	(31,382)	(8,024)	—
NET CASH USED IN INVESTING ACTIVITIES	(31,382)	(8,024)	—

Cash flows from financing activities:
Dividends on common stock	(8,632)	(7,194)	(5,598)
Payments to acquire treasury stock	—	(5,838)	(8,341)
NET CASH USED IN FINANCING ACTIVITIES	(8,632)	(13,032)	(13,939)

Net increase (decrease) in cash and cash equivalents	4,478	7,771	(3,383)
Cash and cash equivalents at beginning of year	8,964	1,193	4,576
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,442	$8,964	$1,193

NOTE 18: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2023
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,996	$38,851	$48,286	$54,283
Interest expense	6,487	10,600	14,519	18,065

Net interest income	28,509	28,251	33,767	36,218

Provision for credit losses	5,056	1,138	10,072	795
Noninterest income	5,513	5,456	6,284	8,951
Noninterest expense	16,920	17,638	26,992	24,875
Income before income taxes	12,046	14,931	2,987	19,499
Income tax expense	2,442	3,267	578	3,939
NET INCOME	$9,604	$11,664	$2,409	$15,560
Basic earnings per share	$1.04	$1.26	$0.22	$1.37
Diluted earnings per share	$1.04	$1.26	$0.22	$1.37

	June 30, 2022
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$28,860	$28,096	$28,339	$31,572
Interest expense	3,223	3,038	3,225	3,814

Net interest income	25,637	25,058	25,114	27,758

Provision for loan losses	(305)	—	1,552	240
Noninterest income	4,515	5,285	4,904	6,499
Noninterest expense	14,221	15,070	16,757	17,331
Income before income taxes	16,236	15,273	11,709	16,686
Income tax expense	3,487	3,288	2,358	3,602
NET INCOME	$12,749	$11,985	$9,351	$13,084
Basic earnings per share	$1.43	$1.35	$1.03	$1.41
Diluted earnings per share	$1.43	$1.34	$1.03	$1.41

	June 30, 2021
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,972	$27,871	$27,100	$27,532
Interest expense	4,908	4,344	3,951	3,586

Net interest income	22,064	23,527	23,149	23,946

Provision for loan losses	1,000	1,000	(409)	(2,615)
Noninterest income	4,941	5,720	4,524	4,857
Noninterest expense	13,272	13,046	13,528	14,201
Income before income taxes	12,733	15,201	14,554	17,217
Income tax expense	2,747	3,153	3,096	3,529
NET INCOME	$9,986	$12,048	$11,458	$13,688
Basic earnings per share	$1.09	$1.33	$1.27	$1.53
Diluted earnings per share	$1.09	$1.32	$1.27	$1.53

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). As permitted by SEC guidance, management excluded from its assessment, the operations of the Citizens Bancshares Co. merger completed during fiscal year 2023, which is described in Note 14: Business Combinations, of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. The assets acquired in the Citizens Bancshares Co. merger represented approximately 23% of the Company’s consolidated assets as of June 30, 2023. Based on our assessment, we believe that, as of June 30, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Date: September 13, 2023	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew T. Funke
Matthew T. Funke
President and Chief Administrative Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of June 30, 2023 and 2022, and for each of the three years in the period ended June 30, 2023 and our report dated September 13, 2023, expressed an unqualified opinion on those financial statements.

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

As described in Management’s report on the internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of June 30, 2023, has excluded Citizens Bancshares and its wholly owned subsidiary acquired on January 20, 2023. We have also excluded Citizens Bancshares from the scope of our audit of internal control over financial reporting, which represented approximately 23 percent of consolidated total assets as of June 30, 2023.

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

/sig/ FORVIS, LLP

Decatur, Illinois

September 13, 2023

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

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Schalk, Brooks, Hensley, Robison, Tooley, and McClain, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2023, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Change in Control

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2023, with respect to compensation plans under which shares of common stock may be issued.

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	104,000	$36.56	70,525	(1)
(1)	Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 70,525 shares remaining available for future awards under the plan, as of June 30, 2023, reflects the 500,000 shares originally available under the shares authorization, less awards of 138,000 option shares and 122,950 full value shares (counted on a 2.5-for-1 basis, or 307,375), plus forfeitures of 6,360 full value shares (counted on a 2.5-for-1 basis, or 15,900 shares).

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and Director independence required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

	(viii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
9.	Change-in-Control Agreements
	(i)	Change-in -Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(iii)	Change-in -Control Agreement with Lora Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(iv)	Change-in -Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	(v)	Change-in -Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2022 and incorporated herein by reference)
	(vi)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
	(vii)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report n Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
(viii)

Amended and Restated Change-in -Control Agreement with Martin Weishaar (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference)

(ix) Change-in -Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2023
10.2	Director Fee Arrangements for 2023
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2023	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 13, 2023
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 13, 2023
L. Douglas Bagby
Vice-Chairman and Director

By:	/s/ Sammy A. Schalk	September 13, 2023
Sammy A. Schalk
Director

By:	/s/ Rebecca McLane Brooks	September 13, 2023
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 13, 2023
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 13, 2023
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 13, 2023
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 13, 2023
Todd E. Hensley
Director

By:	/s/ Daniel L. Jones	September 13, 2023
Danile L. Jones
Director

By:	/s/ David L. McClain	September 13, 2023
David L. McClain
Director

By:	/s/ William E. Young	September 13, 2023
William E. Young Director

By:	/s/ Matthew T. Funke	September 13, 2023
Matthew T. Funke
President and Chief Administrative Officer
(Principal Financial Officer)