Form 10-Q
period 2023-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2023-11-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2023
Common Stock, Par Value $.01	11,336,462 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND JUNE 30, 2023

	September 30, 2023	June 30, 2023
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$88,193	$53,979
Interest-bearing time deposits	987	1,242
Available for sale securities	405,198	417,554
Stock in FHLB of Des Moines	10,900	11,540
Stock in Federal Reserve Bank of St. Louis	9,060	9,061
Loans receivable, net of ACL of $49,122 and $47,820 at September 30, 2023 and June 30, 2023, respectively	3,650,557	3,571,078
Accrued interest receivable	23,642	18,871
Premises and equipment, net	94,717	92,397
Bank owned life insurance – cash surrender value	72,144	71,684
Goodwill	50,727	50,773
Other intangible assets, net	29,390	30,472
Prepaid expenses and other assets	34,518	31,560
Total assets	$4,470,033	$4,360,211

Liabilities and Stockholders' Equity
Deposits	$3,841,126	$3,725,540
Advances from FHLB	114,026	133,514
Accounts payable and other liabilities	30,733	27,271
Accrued interest payable	7,101	4,723
Subordinated debt	23,118	23,105
Total liabilities	4,016,104	3,914,153

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,925,087 and 11,919,087 shares issued at September 30, 2023 and June 30, 2023, respectively	119	119
Additional paid-in capital	218,593	218,260
Retained earnings	281,491	270,720
Treasury stock of 588,625 shares at September 30, 2023 and June 30, 2023, at cost	(21,116)	(21,116)
Accumulated other comprehensive loss	(25,158)	(21,925)
Total stockholders' equity	453,929	446,058
Total liabilities and stockholders' equity	$4,470,033	$4,360,211

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2023	2022

Interest Income
Loans	$52,974	$33,180
Investment securities	1,713	665
Mortgage-backed securities	3,371	990
Other interest-earning assets	49	162
Total interest income	58,107	34,997
Interest Expense
Deposits	20,440	5,761
Advances from FHLB	1,838	438
Subordinated debt	435	290
Total interest expense	22,713	6,489
Net Interest Income	35,394	28,508
Provision for Credit Losses	900	5,056
Net Interest Income After Provision for Credit Losses	34,494	23,452
Noninterest Income
Deposit account charges and related fees	1,791	1,777
Bank card interchange income	1,345	1,018
Loan late charges	113	122
Loan servicing fees	231	312
Other loan fees	357	882
Net realized gains on sale of loans	213	292
Earnings on bank owned life insurance	458	318
Other income	1,345	793
Total noninterest income	5,853	5,514
Noninterest Expense
Compensation and benefits	12,649	9,752
Occupancy and equipment, net	3,515	2,447
Data processing expense	2,308	1,445
Telecommunications expense	531	331
Deposit insurance premiums	550	215
Legal and professional fees	416	411
Advertising	465	449
Postage and office supplies	302	213
Intangibles amortization	1,018	402
Foreclosed property expenses/losses	(8)	(41)
Other operating expense	1,963	1,296
Total noninterest expense	23,709	16,920
Income Before Income Taxes	16,638	12,046
Income Taxes	3,487	2,443
Net Income	$13,151	$9,603

Basic earnings per share	$1.16	$1.04
Diluted earnings per share	$1.16	$1.04
Dividends paid	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2023	2022

Net Income	$13,151	$9,603
Other comprehensive loss:
Unrealized losses on securities available-for-sale	(4,146)	(2,680)
Tax benefit	913	589
Total other comprehensive loss	(3,233)	(2,091)
Comprehensive Income	$9,918	$7,512

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	For the three-month period ended September 30, 2023
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

Net Income			13,151			13,151
Change in unrealized loss on available for sale securities					(3,233)	(3,233)
Dividends paid on common stock ($.21 per share)			(2,380)			(2,380)
Stock option expense		333				333
BALANCE AS OF SEPTEMBER 30, 2023	$119	$218,593	$281,491	$(21,116)	$(25,158)	$453,929

	For the three-month period ended September 30, 2022
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

Net Income			9,603			9,603
Change in unrealized loss on available for sale securities					(2,091)	(2,091)
Dividends paid on common stock ($.21 per share)			(1,938)			(1,938)
Stock option expense		54				54
BALANCE AS OF SEPTEMBER 30, 2022	$98	$119,216	$247,780	$(21,116)	$(19,578)	$326,400

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2023	2022

Cash Flows From Operating Activities:
Net Income	$13,151	$9,603
Items not requiring (providing) cash:
Depreciation	1,439	1,148
Loss on disposal of fixed assets	1	—
Stock option and stock grant expense	333	54
Loss (gain) on sale/write-down of REO	17	(33)
Amortization of intangible assets	1,018	402
Accretion of purchase accounting adjustments	(1,641)	(456)
Increase in cash surrender value of bank owned life insurance (BOLI)	(458)	(318)
Provision for credit losses	900	5,056
Net (accretion) amortization of premiums and discounts on securities	(101)	248
Originations of loans held for sale	(5,614)	(7,803)
Proceeds from sales of loans held for sale	5,571	7,065
Gain on sales of loans held for sale	(213)	(292)
Changes in:
Accrued interest receivable	(4,771)	(2,818)
Prepaid expenses and other assets	395	(5,507)
Accounts payable and other liabilities	1,800	334
Deferred income taxes	—	6
Accrued interest payable	2,378	371
Net cash provided by operating activities	14,205	7,060
Cash flows from investing activities:
Net increase in loans	(80,558)	(255,749)
Net change in interest-bearing deposits	248	496
Proceeds from maturities of available for sale securities	9,525	6,023
Net redemptions (purchases) of Federal Home Loan Bank stock	640	(7,592)
Net redemptions (purchases) of Federal Reserve Bank of St. Louis stock	1	(15)
Purchases of available-for-sale securities	(1,214)	(6,447)
Purchases of long-term investment	(40)	—
Purchases of premises and equipment	(1,427)	(397)
Investments in state & federal tax credits	(865)	(3,860)
Proceeds from sale of foreclosed assets	10	395
Net cash used in investing activities	(73,680)	(267,146)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(98,627)	17,291
Net increase in certificates of deposits	214,209	18,672
Proceeds from Federal Home Loan Bank advances	271,000	542,650
Repayments of Federal Home Loan Bank advances	(290,513)	(355,663)
Dividends paid on common stock	(2,380)	(1,938)
Net cash provided by financing activities	93,689	221,012
Increase (decrease) in cash and cash equivalents	34,214	(39,074)
Cash and cash equivalents at beginning of period	53,979	86,792
Cash and cash equivalents at end of period	$88,193	$47,718
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,375	$127
Conversion of loans to repossessed assets	77	26
Right of use assets obtained in exchange for lease obligations: Operating Leases	2,333	95

Cash paid during the period for:
Interest (net of interest credited)	$2,380	$719
Income taxes	539	1,126

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2023 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At September 30, 2023, assets of the REIT were approximately $1.4 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $30.6 million and $3.8 million at September 30, 2023 and June 30, 2023, respectively. The deposits are held in various commercial banks with a total of $2.5 million and $1.3 million exceeding the FDIC’s deposit insurance limits at September 30, 2023 and June 30, 2023, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

Interest-bearing Time Deposits. Interest bearing time deposits in banks mature within three years and are carried at cost.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2023, or June 30, 2023.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans, and is established through a provision for credit losses (“PCL”) charged to current earnings. The ACL is increased by the provision for credit losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

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

Foreclosed Real Estate. Real estate acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs, establishing a new cost basis. Any costs for development and improvement of the property that are warranted are capitalized.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2023, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at September 30, 2023.

Intangible Assets. The Company’s intangible assets at September 30, 2023 included gross core deposit intangibles of $39.1 million with $15.0 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.0 million, and mortgage and SBA servicing rights of $2.9 million. At June 30, 2023, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $14.0 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $3.9 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $3.1 million in the remainder of fiscal 2024, $3.5 million in fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, and $11.5 million thereafter. As of June 30, 2023, there was no impairment indicated, and there was no impairment of other intangible assets at September 30, 2023.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive loss, net of applicable income taxes. Other comprehensive income includes unrealized depreciation on available-for-sale securities, unrealized depreciation on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, and changes in the funded status of defined benefit pension plans.

Transfers Between Fair Value Hierarchy Levels. Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $96.8 million and $102.0 million as of September 30, 2023 and June 30, 2023, respectively, and investment management assets totaling $444.9 million and $464.2 million as of September 30, 2023 and June 30, 2023, respectively.

New Accounting Pronouncements:

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

On July 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$44,905	$2	$(3,710)	$—	$41,197
Corporate obligations	35,740	36	(2,640)	—	33,136
Asset backed securities	66,764	1,332	(454)	—	67,642
Other securities	2,662	28	(48)	—	2,642
Total debt and equity securities	150,071	1,398	(6,852)	—	144,617

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	95,058	240	(8,905)	—	86,393
Commercial MBS issued by GSEs	61,188	—	(8,123)	—	53,065
CMOs issued by GSEs	131,090	—	(9,967)	—	121,123
Total MBS and CMOs	287,336	240	(26,995)	—	260,581
Total AFS securities	$437,407	$1,638	$(33,847)	$—	$405,198

	June 30, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$45,285	$20	$(2,737)	$—	$42,568
Corporate obligations	35,700	19	(3,181)	—	32,538
Asset backed securities	67,897	1,274	(545)		68,626
Other securities	3,587	39	(56)	—	3,570
Total debt and equity securities	152,469	1,352	(6,519)	—	147,302

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	97,612	122	(7,610)	—	90,124
Commercial MBS issued by GSEs	60,333	11	(6,959)	—	53,385
CMOs issued by GSEs	135,202	9	(8,468)	—	126,743
Total MBS and CMOs	293,147	142	(23,037)	—	270,252
Total AFS securities	$445,616	$1,494	$(29,556)	$—	$417,554

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2023
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$2,465	$2,459
After one year but less than five years	27,412	26,235
After five years but less than ten years	56,993	53,581
After ten years	63,201	62,342
Total investment securities	150,071	144,617
MBS and CMOs	287,336	260,581
Total AFS securities	$437,407	$405,198

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $261.0 million and $253.9 million at September 30, 2023 and June 30, 2023, respectively. The securities pledged consist of marketable securities, including $140.9 million and $129.2 million of Mortgage-backed Securities, $91.8 million and $94.8 million of Collateralized Mortgage Obligations, $25.2 million and $26.5 million of State and Political Subdivisions Obligations, and $3.1 million and $3.4 million of Other Securities at September 30, 2023 and June 30, 2023, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30, 2023 and June 30, 2023:

	September 30, 2023
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$9,443	$236	$30,959	$3,474	$40,402	$3,710
Corporate obligations	14,235	724	16,015	1,916	30,250	2,640
Asset backed securities	18,683	180	705	274	19,388	454
Other securities	—	—	1,546	48	1,546	48
MBS and CMOs	85,241	2,146	146,151	24,849	231,392	26,995
Total AFS securities	$127,602	$3,286	$195,376	$30,561	$322,978	$33,847

	June 30, 2023
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$11,574	$184	$26,763	$2,553	$38,337	$2,737
Corporate obligations	14,709	1,074	13,821	2,107	28,530	3,181
Asset backed securities	22,628	263	698	282	23,326	545
Other securities	1,970	11	350	45	2,320	56
MBS and CMOs	87,354	1,525	145,673	21,512	233,027	23,037
Total AFS securities	$138,235	$3,057	$187,305	$26,499	$325,540	$29,556

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 23 individual securities which have been in an unrealized loss position for less than 12 months and 64 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

Asset-Backed securities. The unrealized losses on the Company’s investments in asset-backed securities includes six individual securities which has been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of September 30, 2023, the unrealized losses on the Company’s investments in MBS and CMOs include 25 individual securities which have been in an unrealized loss position for less than 12 months, and 124 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of September 30, 2023, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three-month periods ended September 30, 2023 and 2022.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2023	June 30, 2023
Real Estate Loans:
Residential	$1,134,604	$1,133,417
Construction	565,525	550,052
Commercial	1,564,147	1,562,379
Consumer loans	135,263	133,515
Commercial loans	633,055	599,030
	4,032,594	3,978,393
Loans in process	(332,633)	(359,196)
Deferred loan fees, net	(282)	(299)
Allowance for credit losses	(49,122)	(47,820)
Total loans	$3,650,557	$3,571,078

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2023, the Bank had purchased participations in 83 loans totaling $162.7 million, as compared to 86 loans totaling $155.6 million at June 30, 2023.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three-month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest-only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further provide the Company an opportunity to assess risk. At September 30, 2023, construction loans outstanding included 51 loans, totaling $40.1 million, for which a modification had been agreed to. At June 30, 2023, construction loans outstanding included 53 loans, totaling $33.4 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as modifications to borrowers experiencing financial difficulty.

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

Allowance for Credit Losses. The PCL for the three-month period ended September 30, 2023, was $900,000 compared to $5.1 million in the same period of the prior fiscal year. The current period PCL was the result of a $1.6 million provision attributable to the ACL for loan balances outstanding, partially offset by a recovery of $670,000 in provision attributable to the allowance for off-balance sheet credit exposures. The Company’s assessment of the economic outlook at September 30, 2023, was little changed as compared to the assessment as of June 30, 2023. Qualitative adjustments in the Company’s ACL model were slightly decreased based on a reduced pace of loan growth. The Company increased adjustments related to classified hotel loans that have been slow to recover from the COVID-19 pandemic and modestly decreased the ACL attributable to other individually identified loans. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.03% (annualized) during the current period, up slightly from the same period of the prior fiscal year. Decreased provisioning for off-balance sheet credit exposures is attributable primarily to changes in the level and mix of outstanding credit commitments. The Company has estimated its expected credit losses as of September 30, 2023, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. Specifically, management considered the following primary items in its estimate of the ACL:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at September 30, 2023. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2023;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure is considered to be a moderate and decreasing risk factor, relative to June 30, 2023;

● levels and trends for loan delinquencies nationally and in the region. This measure as reported remains relatively stable. This is considered to be a moderate and stable risk factor, relative to June 30, 2023;

● exposure to the hotel industry, in particular, metropolitan area hotels which were negatively impacted by activity restrictions and a lack of business or convention-related travel. Although covid restrictions have been lifted and travel has increased, some hotels have not fully recovered. This is considered to be an elevated and increasing risk factor, relative to June 30, 2023.

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

The following tables present the balance in the ACL based on portfolio segment as of September 30, 2023 and 2022, and activity in the ACL for the three-month periods ended September 30, 2023 and 2022:

	At period end and for the three months ended September 30, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$15,641	$2,664	$22,838	$909	$5,768	$47,820
Provision (benefit) charged to expense	(663)	303	2,166	(12)	(224)	1,570
Losses charged off	(132)	(111)	—	(88)	(4)	(335)
Recoveries	—	—	18	46	3	67
Balance, end of period	$14,846	$2,856	$25,022	$855	$5,543	$49,122

	At period end and for the three months ended September 30, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Provision (benefit) charged to expense	3,030	283	1,048	12	(123)	4,250
Losses charged off	(2)	—	—	(35)	—	(37)
Recoveries	1	—	—	6	6	13
Balance, end of period	$11,937	$2,503	$17,886	$693	$4,399	$37,418

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of September 30, 2023 and 2022, and activity in the allowance for the three-month periods ended September 30, 2023 and 2022:

	At period end and for the three months ended September 30, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$71	$4,809	$475	$73	$860	$6,288
Provision (benefit) charged to expense	7	(616)	(10)	(2)	(49)	(670)
Balance, end of period	$78	$4,193	$465	$71	$811	$5,618

	At period end and for the three months ended September 30, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	135	719	107	—	(155)	806
Balance, end of period	$193	$2,897	$528	$61	$485	$4,164

The current fiscal year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Real Estate Loans:
Residential	$—	$—	$—	$97	$—	$35	$—	$132
Construction	—	—	—	111	—	—	—	111
Commercial	—	—	—	—	—	—	—	—
Consumer loans	6	41	26	10	—	5	—	88
Commercial loans	—	4	—	—	—	—	—	4
Total current-period gross charge-offs	$6	$45	$26	$218	$—	$40	$—	$335

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of September 30, 2023. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Residential Real Estate
Pass	$54,368	$318,276	$301,722	$242,029	$93,759	$109,337	$10,132	$1,129,623
Watch	812	249	567	610	105	221	5	2,569
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	896	371	369	—	776	—	2,412
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$55,180	$319,421	$302,660	$243,008	$93,864	$110,334	$10,137	$1,134,604

Construction Real Estate
Pass	$22,474	$156,274	$40,269	$12,247	$—	$—	$944	$232,208
Watch	—	316	—	—	—	—	—	316
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	368	—	—	—	—	368
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$22,474	$156,590	$40,637	$12,247	$—	$—	$944	$232,892

Commercial Real Estate
Pass	$63,507	$416,287	$477,861	$272,320	$85,115	$137,865	$39,712	$1,492,667
Watch	1,267	21,434	4,558	160	4,139	79	20	31,657
Special Mention	—	2,940	—	—	—	—	—	2,940
Substandard	3,312	2,961	26,137	2,412	1	1,092	968	36,883
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$68,086	$443,622	$508,556	$274,892	$89,255	$139,036	$40,700	$1,564,147

Consumer
Pass	$10,134	$30,197	$11,214	$4,640	$1,403	$1,882	$75,476	$134,946
Watch	—	19	—	59	—	—	—	78
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	9	50	12	—	39	129	239
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$10,134	$30,225	$11,264	$4,711	$1,403	$1,921	$75,605	$135,263

Commercial
Pass	$44,938	$131,924	$73,892	$66,157	$9,773	$15,036	$284,041	$625,761
Watch	1,227	576	337	286	55	20	2,222	4,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	402	524	356	69	148	809	263	2,571
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$46,567	$133,024	$74,585	$66,512	$9,976	$15,865	$286,526	$633,055

Total Loans
Pass	$195,421	$1,052,958	$904,958	$597,393	$190,050	$264,120	$410,305	$3,615,205
Watch	3,306	22,594	5,462	1,115	4,299	320	2,247	39,343
Special Mention	—	2,940	—	—	—	—	—	2,940
Substandard	3,714	4,390	27,282	2,862	149	2,716	1,360	42,473
Doubtful	—	—	—	—	—	—	—	—
Total	$202,441	$1,082,882	$937,702	$601,370	$194,498	$267,156	$413,912	$3,699,961

At September 30, 2023, PCD loans comprised $36.4 million of credits rated “Pass”; $11.8 million rated “Watch”; none rated “Special Mention” $6.8 million of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of June 30, 2023. This table includes PCD loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	loans	Total
Residential Real Estate
Pass	$328,142	$312,853	$252,077	$103,735	$25,651	$96,035	$9,100	$1,127,593
Watch	1,214	1,136	616	108	198	27	5	3,304
Special Mention	—	—	—	—	—	—	—	—
Substandard	837	316	510	—	—	857	—	2,520
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$330,193	$314,305	$253,203	$103,843	$25,849	$96,919	$9,105	$1,133,417

Construction Real Estate
Pass	$124,479	$50,011	$10,946	$3,190	$—	$—	$941	$189,567
Watch	280	—	—	—	—	—	—	280
Special Mention	—	—	—	—	—	—	—	—
Substandard	330	679	—	—	—	—	—	1,009
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$125,089	$50,690	$10,946	$3,190	$—	$—	$941	$190,856

Commercial Real Estate
Pass	$462,643	$474,140	$279,921	$89,272	$74,653	$83,871	$37,443	$1,501,943
Watch	8,122	5,382	163	3,879	—	117	—	17,663
Special Mention	2,940	—	—	—	—	—	—	2,940
Substandard	7,690	26,465	2,425	288	473	1,735	757	39,833
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$481,395	$505,987	$282,509	$93,439	$75,126	$85,723	$38,200	$1,562,379

Consumer
Pass	$36,003	$14,530	$5,446	$1,692	$717	$1,379	$73,225	$132,992
Watch	71	—	62	—	—	—	—	133
Special Mention	—	—	—	—	—	—	—	—
Substandard	33	2	1	—	—	41	313	390
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$36,107	$14,532	$5,509	$1,692	$717	$1,420	$73,538	$133,515

Commercial
Pass	$138,500	$83,011	$71,054	$10,723	$6,239	$10,657	$272,710	$592,894
Watch	698	211	91	3	—	—	2,549	3,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	860	329	128	184	175	574	334	2,584
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$140,058	$83,551	$71,273	$10,910	$6,414	$11,231	$275,593	$599,030

Total Loans
Pass	$1,089,767	$934,545	$619,444	$208,612	$107,260	$191,942	$393,419	$3,544,989
Watch	10,385	6,729	932	3,990	198	144	2,554	24,932
Special Mention	2,940	—	—	—	—	—	—	2,940
Substandard	9,750	27,791	3,064	472	648	3,207	1,404	46,336
Doubtful	—	—	—	—	—	—	—	—
Total	$1,112,842	$969,065	$623,440	$213,074	$108,106	$195,293	$397,377	$3,619,197

At June 30, 2023, PCD loans comprised $37.4 million of credits rated “Pass”; $12.7 million of credits rated “Watch”, none rated “Special Mention”, $6.3 million of credits rated “Substandard” and none rated “Doubtful”.

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30, 2023 and June 30, 2023. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2023
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,221	$120	$501	$1,842	$1,132,762	$1,134,604	$—
Construction	160	—	368	528	232,364	232,892	—
Commercial	840	14,534	61	15,435	1,548,712	1,564,147	—
Consumer loans	592	166	165	923	134,340	135,263	—
Commercial loans	7,662	1,413	641	9,716	623,339	633,055	—
Total loans	$10,475	$16,233	$1,736	$28,444	$3,671,517	$3,699,961	$—

	June 30, 2023
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,984	$401	$483	$2,868	$1,130,549	$1,133,417	$109
Construction	443	311	698	1,452	189,404	190,856	—
Commercial	616	1,854	1,580	4,050	1,558,329	1,562,379	—
Consumer loans	456	124	212	792	132,723	133,515	—
Commercial loans	713	77	789	1,579	597,451	599,030	—
Total loans	$4,212	$2,767	$3,762	$10,741	$3,608,456	$3,619,197	$109

At September 30, 2023, and June 30, 2023 there was no PCD loan that was greater than 90 days past due.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at September 30, 2023, and June 30, 2023:

	September 30, 2023
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Real estate loans
1- to 4-family residential real estate	$822	$141
Commercial real estate	2,140	316
Total loans	$2,962	$457

	June 30, 2023
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Real estate loans
1- to 4-family residential	$837	$156
Construction real estate	642	79
Commercial real estate	4,897	666
Total loans	$6,376	$901

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30, 2023, and June 30, 2023. The table excludes performing modifications to borrowers experiencing financial difficulty at September 30, 2023 and excludes performing TDRs at June 30, 2023.

(dollars in thousands)	September 30, 2023	June 30, 2023
Residential real estate	$949	$934
Construction real estate	368	698
Commercial real estate	3,361	4,564
Consumer loans	164	256
Commercial loans	896	1,091
Total loans	$5,738	$7,543

At September 30, 2023, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three-month periods ended September 30, 2023 and 2022, was immaterial.

Modifications to Borrowers Experiencing Financial Difficulty. The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective July 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

During the three-month period ended September 30, 2023, there were no modifications made to loans for borrowers experiencing financial difficulty.

Performing loans classified as modifications to borrowers experiencing financial difficulty outstanding at September 30, 2023 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

	September 30, 2023
					Total
			Term	Interest	Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
Residential real estate	$—	$—	$3,397	$—	0.09%
Construction real estate	—	—	—	—	—%
Commercial real estate	—	—	23,838	—	0.64%
Consumer loans	—	—	—	—	—%
Commercial loans	—	241	1,824	—	0.06%
Total	$—	$241	$29,059	$—	0.79%

Troubled Debt Restructurings. Prior to the adoption of ASU 2022-02, the Company’s loans that were subject to classification as TDRs were the result of guidance under ASU No. 2011-02, which indicated that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. Certain TDRs were classified as nonperforming at the time of restructuring and typically were returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

During the three-month period ended September 30, 2022, there were no loans modified as TDRs.

Performing loans classified as TDRs and outstanding at June 30, 2023, segregated by class, are shown in the table below. Nonperforming TDRs are included in the nonaccrual loans table above.

	June 30, 2023
	Number of	Recorded
(dollars in thousands)	modifications	Investment
Residential real estate	10	$3,438
Construction real estate	—	—
Commercial real estate	6	24,017
Consumer loans	—	—
Commercial loans	6	2,310
Total	22	$29,765

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2023 and June 30, 2023, the Company had no foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of September 30, 2023, and June 30, 2023, the Company had residential mortgage loans and home equity loans with a carrying value of $667,000 and $1.5 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2023	June 30, 2023
Land	$15,434	$15,415
Buildings and improvements	80,058	79,661
Construction in progress	611	450
Furniture, fixtures, equipment and software	26,085	26,404
Automobiles	122	122
Operating leases ROU asset	8,458	6,125
	130,768	128,177
Less accumulated depreciation	36,051	35,780
	$94,717	$92,397

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has 13 leased properties, which includes banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

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

	September 30, 2023	June 30, 2023
Consolidated Balance Sheet
Operating leases ROU asset	$8,458	$6,125
Operating leases liability	$8,458	$6,125

	At or for the three-month periods ended
	September 30,
(dollars in thousands)	2023	2022
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$280	$136
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187	$103
ROU assets obtained in exchange for operating lease obligations:	$2,445	$—

At September 30, 2023, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2024	$742
2025	958
2026	907
2027	903
2028	882
Thereafter	10,057
Future lease payments expected	$14,449

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three-month periods ended September 30, 2023 and 2022, income recognized from these lessor agreements was $57,000 and $72,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2023	June 30, 2023
Non-interest bearing accounts	$583,353	$597,600
NOW accounts	1,231,005	1,328,423
Money market deposit accounts	435,387	452,728
Savings accounts	313,135	282,753
Certificates	1,278,246	1,064,036
Total Deposit Accounts	$3,841,126	$3,725,540

Brokered certificates totaled $202.7 million at September 30, 2023, compared to $146.5 million at June 30, 2023.

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
(dollars in thousands except per share data)	2023	2022

Net income	$13,151	$9,603
Less: distributed earnings allocated to participating securities	(10)	(9)
Less: undistributed earnings allocated to participating securities	(47)	(34)
Net income available to common shareholders	$13,094	$9,560

Denominator for basic earnings per share -
Weighted-average shares outstanding	11,286,012	9,187,857
Effect of dilutive securities stock options or awards	11,803	22,610
Denominator for diluted earnings per share	11,297,815	9,210,467

Basic earnings per share available to common stockholders	$1.16	$1.04
Diluted earnings per share available to common stockholders	$1.16	$1.04

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 63,706 and 57,250 were excluded from the computation of diluted earnings per share for each of the three-month periods ended September 30, 2023 and 2022, respectively.

Note 8: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2019 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Income taxes
Current	$3,487	$2,436
Deferred	—	7
Total income tax provision	$3,487	$2,443

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	September 30, 2023	June 30, 2023
Deferred tax assets:
Provision for losses on loans	$12,219	$12,101
Accrued compensation and benefits	729	974
NOL carry forwards acquired	465	709
Low income tax credit carry forward	1,041	1,192
Unrealized loss on other real estate	869	818
Unrealized loss on available for sale securities	7,086	6,174
Total deferred tax assets	22,409	21,968

Deferred tax liabilities:
Purchase accounting adjustments	2,478	2,348
Depreciation	4,100	4,276
FHLB stock dividends	120	120
Prepaid expenses	656	728
Other	1,283	1,636
Total deferred tax liabilities	8,637	9,108
Net deferred tax asset	$13,772	$12,860

As of September 30, 2023, the Company had approximately $2.1 million in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger, the February 2014 Citizens State Bankshares of Bald Knob, Inc. merger, the April 2020 Central Federal Savings and Loan merger, the February 2022 Fortune Bank merger, and the January 2023 Citizens Bank and Trust merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Tax at statutory rate	$3,494	$2,530
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(108)	(81)
State tax, net of Federal benefit	164	13
Cash surrender value of Bank-owned life insurance	(96)	(67)
Tax credit benefits	(3)	(2)
Other, net	36	50
Actual provision	$3,487	$2,443

For the three-month periods ended September 30, 2023 and 2022, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2023. For fiscal 2024, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three-month period ended September 30, 2023, retirement plan expenses recognized for the Plan totaled approximately $711,000 as compared to $537,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At September 30, 2023, the Debentures carried an interest rate of 8.42%. The balance of the Debentures outstanding was $7.2 million at September 30, 2023 and June 30, 2023. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2023, the current rate was 8.12%. The carrying value of the debt securities was approximately $2.8 million and $2.7 million at September 30, 2023 and June 30, 2023, respectively.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2023, the current rate was 7.47%. The carrying value of the debt securities was approximately $5.5 million at September 30, 2023 and June 30, 2023.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $465,000 and $464,000 at September 30, 2023 and June 30, 2023, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million and $7.7 million at September 30, 2023 and June 30, 2023, respectively.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and June 30, 2023:

	Fair Value Measurements at September 30, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$41,197	$—	$41,197	$—
Corporate obligations	33,136	—	33,136	—
Asset backed securities	67,642	—	67,642	—
Other securities	2,642	—	2,642	—
MBS and CMOs	260,581	—	260,581	—

	Fair Value Measurements at June 30, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$42,568	$—	$42,568	$—
Corporate obligations	32,538	—	32,538	—
Asset backed securities	68,626	—	68,626	—
Other securities	3,570	—	3,570	—
MBS and CMOs	270,252	—	270,252	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2023 and June 30, 2023:

Fair Value Measurements at September 30, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,609	$—	$—	$1,609

Fair Value Measurements at June 30, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,472	$—	$—	$1,472

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2023 and 2022:

	For the three months ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Foreclosed and repossessed assets held for sale	$—	$34
Total gains (losses) on assets measured on a non-recurring basis	$—	$34

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2023 and June 30, 2023.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	September 30, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,609	Third party appraisal	Marketability discount	0.0 - 5.6%	1.1%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,472	Third party appraisal	Marketability discount	14.9 - 14.9%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2023 and June 30, 2023.

	September 30, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$88,193	$88,193	$—	$—
Interest-bearing time deposits	987	—	987	—
Stock in FHLB	10,900	—	10,900	—
Stock in Federal Reserve Bank of St. Louis	9,060	—	9,060	—
Loans receivable, net	3,650,557	—	—	3,408,166
Accrued interest receivable	23,642	—	23,642	—
Financial liabilities
Deposits	3,841,126	2,562,664	—	1,263,342
Advances from FHLB	114,026	—	111,439	—
Accrued interest payable	7,101	—	7,101	—
Subordinated debt	23,118	—	—	20,845
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$53,979	$53,979	$—	$—
Interest-bearing time deposits	1,242	—	1,242	—
Stock in FHLB	11,540	—	11,540	—
Stock in Federal Reserve Bank of St. Louis	9,061	—	9,061	—
Loans receivable, net	3,571,078	—	—	3,393,791
Accrued interest receivable	18,871	—	18,871	—
Financial liabilities
Deposits	3,725,540	2,661,479	—	1,053,650
Advances from FHLB	133,514	—	131,821	—
Accrued interest payable	4,723	—	4,723	—
Subordinated debt	23,105	—	—	20,318
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On January 20, 2023, the Company completed its acquisition of Citizens Bancshares, Co., Kansas City, Missouri (“Citizens”), and its wholly owned subsidiary, Citizens Bank and Trust Company, in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank and Trust Company with and into Southern Bank, coincident to the data systems conversion. For the three-month periods ended September 30, 2023 and 2022, the Company incurred $125,000 and $134,000 respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

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

Citizens Bancshares Company
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$34,889
Common stock, at fair value	98,280
Total consideration	$133,169

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$243,225
Investment securities	226,497
Loans	447,388
Premises and equipment	23,430
BOLI	21,733
Identifiable intangible assets	24,645
Miscellaneous other assets	9,366

Deposits	(851,140)
Securities sold under agreements to repurchase	(27,629)
Miscellaneous other liabilities	(7,784)
Total identifiable net assets	109,731
Goodwill	$23,438

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

The acquired business contributed revenues of $6.2 million and earnings of $1.7 million for the period from July 1, 2023 through September 30, 2023.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	For the three months ended
	September 30,
(dollars in thousands)	2023	2022
Revenue	$41,428	$47,513
Earnings	$13,151	$14,545

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2023, the Bank operated from its headquarters, 62 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 58 of its other branch offices. The remaining seven branches are either leased or partially owned.

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

The condensed consolidated balance sheet of the Company as of June 30, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2023, and results of operations for the three-month periods ended September 30, 2023 and 2022.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2023 Annual Report on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 64 in the Company’s 2023 Annual Report.

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

During the first three months of fiscal 2024, total assets increased by $109.8 million. The increase was primarily attributable to an increase in loans, net of the allowance for credit losses (ACL), partially offset by a decrease in AFS securities. AFS securities decreased $12.4 million; and loans, net of the ACL, increased $79.5 million. Liabilities increased $102.0 million, as deposits increased $115.6 million and advances from the Federal Home Loan Bank (FHLB) decreased $19.5 million. Equity increased $7.9 million, attributable primarily to earnings retained after cash dividends paid, partially offset by a $3.3 million increase in accumulated other comprehensive loss as the market value of the Company’s investments declined due to increases in market interest rates. For more information, see “Comparison of Financial Condition at September 30, 2023 and June 30, 2023.”

Net income for the first three months of fiscal 2024 was $13.2 million, an increase of $3.5 million, or 36.9% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to an increase in net interest income and a decrease in provision for credit losses, partially offset by increases in noninterest expense and provision for income taxes. Diluted net income was $1.16 per common share for the first three months of fiscal 2024, as compared to $1.04 per common share for the same period of the prior fiscal year. For the first three months of fiscal 2024, as compared to the same period of the prior fiscal year, net interest income increased $6.9 million, or 24.2%; PCL decreased $4.2 million, or 82.2%; noninterest income increased $339,000, or 6.1%; noninterest expense increased $6.8 million, or 40.1%; and provision for income tax increased $1.0 million, or 42.7%. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2024 remained volatile and moved higher, while the yield curve remained inverted, with shorter-term obligations yielding more than longer-term obligations. During the quarter, however, the curve’s inversion began to reverse somewhat, due to the yield increases on the long end of the curve. The Federal Reserve’s Open Market Committee (FOMC) has raised short-term rates significantly since March 2022, and market expectations for economic stability over the next several years has become more optimistic. At September 30, 2023, as compared to June 30, 2023, the yield on two-year treasuries increased from 4.90% to 5.05%; the yield on five-

year treasuries increased from 4.16% to 4.62%; the yield on ten-year treasuries increased from 3.84% to 4.58%; and the yield on 30-year treasuries increased from 3.86% to 4.71%.

As compared to the first three months of the prior fiscal year, our average yield on earning assets increased by 117 basis points, primarily attributable to increases in the market interest rates at which earning assets were originated, acquired, or renewed, as well as a shift in the earning asset mix to loans receivable from cash and cash equivalents from year-ago levels. Our average cost of interest-bearing liabilities increased by 171 basis points, as the Company increased offering rates on nonmaturity accounts and time deposits to grow funding in a more competitive environment. Special deposit rates and some brokered CD funding was utilized to reduce the Company’s overnight borrowing position resulting from deposit growth outpacing loan growth, but the average balance of FHLB advances was higher for the current period and contributed to the increased cost of interest-bearing liabilities. Higher market rates reflected the policy of the FOMC, which has increased overnight funding rates and began a “quantitative tightening” program to reverse some of the additional reserves placed into the financial system since March 2020. (See “Results of Operations: Comparison of the three-month periods ended September 30, 2023 and 2022 – Net Interest Income”.) The rapid increase in the level of short-term market interest rates, along with the yield curve inversion is concerning, as our cost of funds has increased at a faster pace than our asset yields. This trend could continue in the near term, but the recent increase in yields on the long end of the curve could benefit yields for newly-originated or renewed assets.

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

The Company’s noninterest income for the three-month period ended September 30, 2023, was $5.9 million, an increase of $339,000, or 6.1%, as compared to the same period of the prior fiscal year. In the current period, increases in bank card interchange income, earnings on bank owned life insurance, and the addition of trust and wealth management services from the Citizens merger were partially offset by decreases in gains realized on the sale of residential real estate loans originated for that purpose, loan servicing fees, and other loan fees. Interchange revenue has increased as compared to the year ago period due to the increased customer base as a result of the Citizens merger. Fee income from the origination of residential real estate loans for sale on the secondary market was down 52% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights.

Noninterest expense for the three-month period ended September 30, 2023, was $23.7 million, an increase of $6.8 million, or 40.1%, as compared to the same period of the prior fiscal year. In the current quarter, this increase was attributable primarily to increases in compensation and benefits, data processing fees, occupancy expenses, other noninterest expenses, and intangible amortization. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizen merger, an increase in legacy employee headcount, as well as annual merit increases. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. Other noninterest expenses increased primarily due to expenses related to the increase in FDIC deposit insurance premiums and electronic banking expenses. Intangible amortization also increased due to the Citizen merger adding an additional $616,000 in intangible amortization expense. Charges related to merger and acquisition activities totaled $134,000 in the current period, reflected in data processing, and legal and professional fees. In the fourth quarter of 2023, the linked quarter, similar charges totaled $829,000.

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

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

The Company experienced balance sheet growth in the first three months of fiscal 2024, with total assets of $4.5 billion at September 30, 2023, reflecting an increase of $109.8 million, or 2.5%, as compared to June 30, 2023. Growth primarily reflected an increase in net loans receivable and cash and cash equivalents.

Cash equivalents and time deposits were a combined $89.2 million at September 30, 2023, an increase of $34.0 million, or 61.5%, as compared to June 30, 2023. AFS securities were $405.2 million at September 30, 2023, down $12.4 million, or 3.0%, as compared to June 30, 2023, attributable to normal principal repayments.

Loans, net of the allowance for credit losses (“ACL”), were $3.7 billion at September 30, 2023, increasing by $79.5 million, or 2.2%, as compared to June 30, 2023. The Company noted growth in drawn construction loan balances and commercial loans. Residential real estate loans were little changed as growth in loans secured by single family residences were offset by paydowns in loans secured by multifamily property. Commercial loan balances increased as the Company experienced seasonal draws on agriculture lines and modest growth in commercial and industrial loans.

Loans anticipated to fund in the next 90 days totaled $158.2 million at September 30, 2023, as compared to $134.8 million at June 30, 2023, and $229.6 million at September 30, 2022.

Deposits were $3.8 billion at September 30, 2023, an increase of $115.6 million, or 3.1%, as compared to June 30, 2023. The deposit portfolio saw increases in certificates of deposit and savings accounts, as customer willingness to move balances into time deposits continued to increase in the higher rate environment, and as depositors responded to special rates offered during the quarter. Public unit balances totaled $544.9 million at September 30, 2023, a decrease of $33.7 million compared to June 30, 2023. Brokered deposits totaled $223.0 million at September 30, 2023, an increase of $63.3 million compared to June 30, 2023. The loan-to-deposit ratio for the first quarter of fiscal 2024 was 96.3%, as compared to 97.1% for the linked quarter.

FHLB advances were $114.0 million at September 30, 2023, a decrease of $19.5 million, or 14.6%, from June 30, 2023, as the Company utilized deposit growth to repay all FHLB overnight borrowings outstanding as of the prior fiscal year end.

The Company’s stockholders’ equity was $453.9 million at September 30, 2023, an increase of $7.9 million, or 1.8%, as compared to June 30, 2023. The increase was attributable primarily to earnings retained after cash dividends paid, partially offset by a modest increase in accumulated other comprehensive losses (“AOCL”) as the market value of the Company’s investments declined due to increases in market interest rates. The AOCL increased from $21.9 million at June 30, 2023, to $25.2 million at September 30, 2023. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2023 and 2022

The table below presents certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2023 and 2022. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,937,949	$39,690	5.40	$2,281,661	$26,116	4.58
Other loans (1)	707,199	13,284	7.51	542,625	7,064	5.21
Total net loans	3,645,148	52,974	5.81	2,824,286	33,180	4.70
Mortgage-backed securities	290,113	3,371	4.65	188,645	990	2.10
Investment securities (2)	172,631	1,713	3.97	83,746	665	3.18
Other interest-earning assets	5,479	49	3.57	28,192	162	2.29
TOTAL INTEREST- EARNING ASSETS (1)	4,113,371	58,107	5.65	3,124,869	34,997	4.48
Other noninterest-earning assets (3)	284,847	—		188,584	—
TOTAL ASSETS	$4,398,218	$58,107		$3,313,453	$34,997

Interest-bearing liabilities:
Savings accounts	$287,666	$668	0.93	$268,586	$307	0.46
NOW accounts	1,238,006	5,924	3.64	1,185,648	2,806	0.95
Money market accounts	457,442	3,399	2.97	327,417	1,098	1.34
Certificates of deposit	1,149,087	10,449	1.91	652,284	1,550	0.95
TOTAL INTEREST- BEARING DEPOSITS	3,132,201	20,440	2.61	2,433,935	5,761	0.95
Borrowings:
FHLB advances	167,836	1,838	4.38	83,265	438	2.10
Junior subordinated debt	23,111	435	7.52	23,061	290	5.02
TOTAL INTEREST- BEARING LIABILITIES	3,323,148	22,713	2.73	2,540,261	6,489	1.02
Noninterest-bearing demand deposits	600,202	—		432,959	—
Other liabilities	24,555	—		13,283	—
TOTAL LIABILITIES	3,947,905	22,713		2,986,503	6,489
Stockholders’ equity	450,313	—		326,950	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,398,218	$22,713		$3,313,453	$6,489

Net interest income		$35,394			$28,508
Interest rate spread (4)			2.92%			3.46%
Net interest margin (5)			3.44%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.78%			123.01%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $92.2 million and $71.8 million, respectively, for the three-month period ended September 30, 2023, as compared to $70.7 million and $48.8 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2023, compared to the three-month period ended September 30, 2022. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2023
	Compared to three-month period ended September 30, 2022
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$7,865	$9,644	$2,285	$19,794
Mortgage-backed securities	1,202	533	646	2,381
Investment securities (2)	165	707	176	1,048
Other interest-earning deposits	90	(130)	(73)	(113)
Total net change in income on interest-earning assets	9,322	10,754	3,034	23,110

Interest-bearing liabilities:
Deposits	8,900	1,762	4,017	14,679
FHLB advances	474	445	481	1,400
Subordinated debt	144	1	—	145
Total net change in expense on interest-bearing liabilities	9,518	2,208	4,498	16,224
Net change in net interest income	$(196)	$8,546	$(1,464)	$6,886

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2023 and 2022

General. Net income for the first three months of fiscal 2024 was $13.2 million, an increase of $3.5 million, or 36.9%, as compared to the same period of the prior fiscal year. The increase was attributable to an increase in net interest income and a decrease in provision for credit losses, partially offset by increases in noninterest expense and provision for income taxes.

For the three-month period ended September 30, 2023, basic and fully-diluted net income per share available to common shareholders was $1.16 under both measures, as compared to $1.04 under both measures for the same period of the prior fiscal year, which represented increases of $0.12, or 11.5% under both measures. Our annualized return on average assets for the three-month period ended September 30, 2023, was 1.20%, as compared to 1.16% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2023, was 11.7%, as compared to 11.7% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2023, was $35.4 million, an increase of $6.9 million, or 24.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 31.6% increase in the average balance of interest-earning assets in the current three-month period, as compared to the same period a year ago, partially offset by a 21 basis point decrease in net interest margin from 3.65% to 3.44%.

Loan discount accretion and deposit premium amortization related to the Company’s May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of Fortune Bank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $1.7 million in net interest income for the three-month period ended September 30,

2023, as compared to $520,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed 16 basis points to net interest margin in the three-month period ended September 30, 2023, as compared to a seven basis point contribution for the same period of the prior fiscal year, and as compared to a 16 basis point contribution in the linked quarter ended June 30, 2023, when net interest margin was 3.60%.

For the three-month period ended September 30, 2023, our net interest rate spread, the difference between interest bearing assets and liabilities, was 2.92%, as compared to 3.46% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 171 basis point increase in the average cost of interest-bearing liabilities, compared to only an increase of 117 basis points in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended September 30, 2023, was $58.1 million, an increase of $23.1 million, or 66%, as compared to the same period of the prior fiscal year. The increase was attributed to a 31.6% increase in the average balance of assets and by a 117 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, mortgage-backed securities, and other investment securities, partially offset by decreases in other interest-earning assets. The increase in interest-earning asset yield was attributable primarily to an increase in market interest rates.

Interest Expense. Total interest expense for the three-month period ended September 30, 2023, was $22.7 million, an increase of $16.2 million, or 250%, as compared to the same period of the prior fiscal year. The increase was attributable to a 171 basis point increase in the average cost of interest-bearing liabilities, combined with a 30.8% increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was attributable primarily to the increased rates paid on certificates of deposit, nonmaturity deposit accounts, and FHLB advances, while the increased average balance was attributable primarily to growth in interest-bearing nonmaturity deposit accounts, certificates of deposit, and FHLB advances.

Provision for Credit Losses. The PCL was $900,000 in the three-month period ended September 30, 2023, as compared to a PCL of $5.1 million in the same period of the prior fiscal year. The current period PCL was the result of a $1.6 million provision attributable to the ACL for loan balances outstanding, partially offset by a recovery of $670,000 in provision attributable to the allowance for off-balance sheet credit exposures. The Company’s assessment of the economic outlook at September 30, 2023, was little changed as compared to the assessment as of June 30, 2023. Qualitative adjustments in the Company’s ACL model were slightly decreased based on a reduced pace of loan growth. The Company increased adjustments related to classified hotel loans that have been slow to recover from the COVID-19 pandemic and modestly decreased the ACL attributable to other individually identified loans. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.03% (annualized) during the current period, up slightly from the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended September 30, 2023, was $5.9 million, an increase of $339,000, or 6.1%, as compared to the same period of the prior fiscal year. In the current period, increases in bank card interchange income, earnings on bank owned life insurance, and the addition of trust and wealth management services from the Citizens merger were partially offset by decreases in gains realized on the sale of residential real estate loans originated for that purpose, loan servicing fees, and other loan fees. Interchange revenue has increased as compared to the year ago period due to the increased customer base as a result of the Citizens merger. Fee income from the origination of residential real estate loans for sale on the secondary market was down 52% as compared to the year ago period, as both refinancing and purchase activity declined due to the increase in market interest rates, resulting in a decrease to both gains on sale of these loans and recognition of new mortgage servicing rights.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2023, was $23.7 million, an increase of $6.8 million, or 40.1%, as compared to the same period of the prior fiscal year. In the current quarter, this increase in noninterest expense was attributable primarily to increases in compensation and benefits, data processing fees, occupancy expenses, other noninterest expenses, and intangible amortization expense. Charges attributable to merger activity totaled $134,000, as compared to $169,000 in the same quarter a year ago, and as compared to $829,000 in the fourth quarter of fiscal 2023, the linked quarter. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizen merger, and a trend increase in legacy employee headcount, as well as annual merit increases. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. Other noninterest expenses increased primarily due to expenses related to the increase in FDIC deposit insurance premiums and electronic banking expenses. Intangible amortization also increased due to the Citizen merger adding an additional $616,000 in intangible amortization expense.

Income Taxes. The income tax provision for the three-month period ended September 30, 2023, was $3.5 million, an increase of 42.7%, as compared to the same period of the prior fiscal year, primarily due to the increase of net income before income taxes. The effective tax rate was 21.0% as compared to 20.3% in the same quarter of the prior fiscal year.

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

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three-month periods ended September 30, 2023 and 2022:

	For the three months ended
	September 30,
(dollars in thousands)	2023	2022
Balance, beginning of period	$47,820	$33,192
Loans charged off:
Residential real estate	(132)	(2)
Construction	(111)	—
Commercial business	(4)	—
Commercial real estate	—	—
Consumer	(88)	(35)
Gross charged off loans	(335)	(37)
Recoveries of loans previously charged off:
Residential real estate	—	1
Construction	—	—
Commercial business	3	6
Commercial real estate	18	—
Consumer	46	6
Gross recoveries of charged off loans	67	13
Net charge offs	(268)	(24)
Provision charged to expense	1,570	4,250
Balance, end of period	$49,122	$37,418

Our ACL at September 30, 2023, totaled $49.1 million, representing 1.33% of gross loans and 856% of nonperforming loans, as compared to an ACL of $47.8 million, representing 1.32% of gross loans and 625% of nonperforming loans, at June 30, 2023. The increase in our ACL relative to gross loans was attributable primarily to adjustments related to classified hotel loans that have been slow to recover from the COVID-19 pandemic as well as growth in drawn construction loan balances and commercial loans. This was partially offset by a modest decrease to other individually identified loans as well as a decrease in qualitative adjustments based on a reduced pace of loan growth. For the three-month period ended September 30, 2023, the ACL was increased by $1.3 million and the allowance for off-balance sheet credit exposures was decreased by $670,000, reflecting a PCL of $900,000 and net charge offs of $268,000.

The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2023, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve tightens monetary policy to address inflation risks. Management continues to closely monitor borrowers in the hotel industry that were slow to recover from the COVID-19 pandemic.

At September 30, 2023, the Bank had accrued within other liabilities an allowance for off-balance sheet credit exposures of $5.6 million, as compared to $6.3 million at June 30, 2023. The decrease reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $670,000 decrease in the estimated allowance for off-balance sheet credit exposures was primarily the result of a decrease in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	September 30, 2023	ACL	June 30, 2023	ACL
Real Estate Loans:
Residential	$14,846	30.2%	$15,641	32.7%
Construction	2,856	5.8%	2,664	5.6%
Commercial	25,022	50.9%	22,838	47.8%
Consumer loans	855	1.8%	909	1.8%
Commercial loans	5,543	11.3%	5,768	12.1%
	$49,122	100.0%	$47,820	100.0%

For loans that do not exhibit similar risk characteristics, the Company evaluates the loan on an individual basis. Loans that are classified with an adverse internal credit rating or identified as modifications to borrowers experiencing financial difficulty are most commonly considered for individual evaluation. The ACL for individually evaluated loans may be estimated based on the fair value of the underlying collateral, or based on the present value of expected cash flows.

At September 30, 2023, the Company had loans of $42.5 million, or 1.15% of total loans, adversely classified ($42.5 million classified “substandard”; none classified “doubtful”), as compared to loans of $46.3 million, or 1.28% of total loans, adversely classified ($46.3 million classified “substandard”; none classified “doubtful”) at June 30, 2023, and $27.7 million, or 0.93% of total loans, adversely classified ($27.7 million classified “substandard”; none classified “doubtful”) at September 30, 2022. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.7 million at September 30, 2023. As reported in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $10.7 million at June 30, 2023, to $28.4 million at September 30, 2023. Of this increase, 96% relates to a single borrower group relationship with notes that are past maturity and non-renewed due to a dispute among the partnership preventing timely renewal. The relationship is not criticized or classified, and the guarantor has substantial liquidity as well as net worth. Due to these items, no loss to the Bank is expected to occur. Total past due loans were $6.3 million at September 30, 2022. See Note 4 – “Loans and Allowance for Credit Losses – Past Due Loans” in the Notes to Consolidated Financial Statements.

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

	September 30, 2023	June 30, 2023	September 30, 2022

Nonaccruing loans:
Residential real estate	$949	$934	$1,222
Construction	368	698	—
Commercial real estate	3,361	4,564	1,901
Consumer	164	256	86
Commercial business	896	1,091	389
Total	5,738	7,543	3,598

Loans 90 days past due accruing interest:
Residential real estate	—	109	301
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	109	301

Total nonperforming loans	5,738	7,652	3,899
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	4,981	3,606	1,830
Other nonperforming assets	83	32	—
Total nonperforming assets	$10,802	$11,290	$5,729

The Bank adopted ASU No. 2022-02 in fiscal 2024, which eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. At September 30, 2023, modifications to borrowers experiencing financial difficulty totaled $30.0 million, of which $722,000 was considered nonperforming and included in the nonaccrual loan total above. The $29.3 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, these loans were subject to classification as modifications due to term extensions given to borrowers experiencing financial difficulty at September 30, 2023. At June 30, 2023, these modifications totaled $30.5 million, of which $727,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $29.8 million in modifications at June 30, 2023, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2023, nonperforming assets totaled $10.8 million, as compared to $11.3 million at June 30, 2023, and $5.7 million at September 30, 2022. The reduction in nonperforming assets since June 30, 2023, was attributable primarily to a decrease of $1.9 million in nonperforming loans, partially offset by a net increase of $1.4 million in other real estate owned.

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

At September 30, 2023, the Company had outstanding commitments and approvals to extend credit of approximately $1.0 billion (including $720.4 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window, and the new Bank Term Funding Program (“BTFP”). At September 30, 2023, the Bank had pledged $1.1 billion of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $675.5 million, of which $114.2 million was advanced, while $451,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and $305,000 was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.9 billion, subject to available collateral. Also, at September 30, 2023, the Bank had pledged a total of $380.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $313.5 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at September 30, 2023. Of our AFS securities carrying value of $405.2 million, investment and mortgage-backed securities pledged as collateral to secure public deposits totaled $261.0 million at September 30, 2023. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30, 2023 and June 30, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2023, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$493,094	12.67%	$311,385	8.00%	n/a	n/a
Southern Bank	464,798	12.06%	308,392	8.00%	385,491	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	436,767	11.22%	233,539	6.00%	n/a	n/a
Southern Bank	416,590	10.81%	231,294	6.00%	308,392	8.00%
Tier I Capital (to Average Assets)
Consolidated	436,767	10.00%	174,789	4.00%	n/a	n/a
Southern Bank	416,590	9.56%	174,257	4.00%	217,822	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	421,306	10.82%	175,154	4.50%	n/a	n/a
Southern Bank	416,590	10.81%	173,471	4.50%	250,569	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,236	12.52%	$307,528	8.00%	n/a	n/a
Southern Bank	454,699	11.77%	308,932	8.00%	386,166	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	426,644	11.10%	230,646	6.00%	n/a	n/a
Southern Bank	407,764	10.56%	231,699	6.00%	308,932	8.00%
Tier I Capital (to Average Assets)
Consolidated	426,644	9.95%	171,470	4.00%	n/a	n/a
Southern Bank	407,764	9.54%	170,942	4.00%	193,083	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	411,196	10.70%	172,985	4.50%	n/a	n/a
Southern Bank	407,764	10.56%	173,774	4.50%	251,008	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2024, fixed rate 1-to 4-family residential loan production totaled $36.4 million (of which $5.6 million was originated for sale into the secondary market), as compared to $45.1 million during the same period of the prior fiscal year (of which $7.8 million was originated for sale into the secondary market). At September 30, 2023, the fixed rate residential loan portfolio was $599.6 million with a weighted average maturity of 186 months, as compared to $510.9 million at September 30, 2022, with a weighted average maturity of 196 months. The Company originated $20.4 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2023, as compared to $10.1 million during the same period of the prior fiscal year. The Company originated $60.8 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2023, as compared to $286.8 million during the same period of the prior fiscal year. The Company also originated $21.3 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2023, as compared to $27.4 million during the same period of the prior fiscal year. At September 30, 2023, adjustable-rate home equity lines of credit increased to $67.0 million, as compared to $48.6 million at September 30, 2022. At September 30, 2023, all fixed rate loans with remaining maturities in excess of 10 years totaled $370.4 million, or 10.1% of net loans receivable, as compared to $340.5 million, or 11.6% of net loans receivable at September 30, 2022. At September 30, 2023, the Company’s investment portfolio had a weighted-average life of 5.2 years, compared to 5.6 years at September 30, 2022, while the effective duration of the portfolio declined to 2.7 at September 30, 2023, as compared to 3.6 at September 30, 2022. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2023, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$241,513	$(101,733)	(30)	6.11	(198)
+200 bp	275,832	(67,414)	(20)	6.82	(127)
+100 bp	312,184	(31,062)	(9)	7.54	(55)
0 bp	343,246	—	—	8.09	—
‑100 bp	387,546	44,300	13	8.90	81
‑200 bp	425,358	82,112	24	9.57	148
‑300 bp	445,940	102,694	30	9.87	178

June 30, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$259,599	$(114,765)	(31)	6.66	(226)
+200 bp	296,514	(77,850)	(21)	7.43	(149)
+100 bp	334,226	(40,138)	(11)	8.17	(75)
0 bp	374,364	—	—	8.92	—
‑100 bp	426,243	51,879	14	9.91	99
‑200 bp	480,345	105,981	28	10.95	203
‑300 bp	518,672	144,307	39	11.64	272

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. This fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment in fiscal 2023 and in the first quarter of fiscal 2024 has pressured our NPV. The Company’s sensitivity, which has increased over recent periods, was partially offset by Citizens merger in the third quarter of fiscal 2023, as the acquired balance sheet included a higher percentage of rate sensitive assets, as well as continued new loan originations at higher market interest rates. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2023 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, Issuer Purchases of Equity Securities

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2023.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
07/01/23 - 07/31/23 period	—	$—	—	306,375
08/01/23 - 08/31/23 period	—	—	—	306,375
09/01/23 - 09/30/23 period	—	—	—	306,375

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

		(viii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in-control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in-control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(v)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(vii)	Change-in-Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference)
	10.	Named Executive Officer Salary and Bonus Arrangements for 2023 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023 and incorporated herein by reference)
11. Director Fee Arrangements for 2023 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023 and incorporated herein by reference)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2023	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: November 9, 2023	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)