Form 10-Q
period 2023-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2024-02-09
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2024
Common Stock, Par Value $.01	11,355,762 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND JUNE 30, 2023

	December 31, 2023	June 30, 2023
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$216,353	$53,979
Interest-bearing time deposits	737	1,242
Available for sale securities	417,406	417,554
Stock in FHLB of Des Moines	8,958	11,540
Stock in Federal Reserve Bank of St. Louis	9,065	9,061
Loans receivable, net of ACL of $50,084 and $47,820 at December 31, 2023 and June 30, 2023, respectively	3,681,806	3,571,078
Accrued interest receivable	24,491	18,871
Premises and equipment, net	94,519	92,397
Bank owned life insurance – cash surrender value	72,618	71,684
Goodwill	50,727	50,773
Other intangible assets, net	28,361	30,472
Prepaid expenses and other assets	38,461	31,560
Total assets	$4,643,502	$4,360,211

Liabilities and Stockholders' Equity
Deposits	$3,994,898	$3,725,540
Advances from FHLB	113,036	133,514
Accounts payable and other liabilities	31,518	27,271
Accrued interest payable	10,738	4,723
Subordinated debt	23,130	23,105
Total liabilities	4,173,320	3,914,153

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,925,087 and 11,919,087 shares issued at December 31, 2023 and June 30, 2023, respectively	119	119
Additional paid-in capital	218,675	218,260
Retained earnings	291,304	270,720
Treasury stock of 588,625 shares at December 31, 2023 and June 30, 2023, at cost	(21,116)	(21,116)
Accumulated other comprehensive loss	(18,800)	(21,925)
Total stockholders' equity	470,182	446,058
Total liabilities and stockholders' equity	$4,643,502	$4,360,211

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2023 AND 2022 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2023	2022	2023	2022

Interest Income
Loans	$55,137	$36,993	$108,111	$70,173
Investment securities	1,776	778	3,489	1,443
Mortgage-backed securities	3,485	1,013	6,857	2,003
Other interest-earning assets	1,178	67	1,227	228
Total interest income	61,576	38,851	119,684	73,847
Interest Expense
Deposits	25,571	8,594	46,011	14,356
Advances from FHLB	1,079	1,657	2,918	2,095
Subordinated debt	440	349	874	638
Total interest expense	27,090	10,600	49,803	17,089
Net Interest Income	34,486	28,251	69,881	56,758
Provision for Credit Losses	900	1,138	1,800	6,194
Net Interest Income After Provision for Credit Losses	33,586	27,113	68,081	50,564
Noninterest Income
Deposit account charges and related fees	1,784	1,713	3,574	3,489
Bank card interchange income	1,329	1,079	2,673	2,097
Loan late charges	146	119	259	241
Loan servicing fees	285	257	515	569
Other loan fees	644	612	1,001	1,494
Net realized gains on sale of loans	304	127	517	419
Net realized losses on sale of AFS securities	(682)	—	(682)	—
Earnings on bank owned life insurance	472	319	931	637
Insurance brokerage commissions	310	293	573	550
Wealth management	668	430	1,463	778
Other income	380	507	668	696
Total noninterest income	5,640	5,456	11,492	10,970
Noninterest Expense
Compensation and benefits	12,961	9,793	25,610	19,545
Occupancy and equipment, net	3,478	2,442	6,992	4,890
Data processing expense	2,382	1,430	4,690	2,875
Telecommunications expense	465	347	996	677
Deposit insurance premiums	598	263	1,147	478
Legal and professional fees	387	852	803	1,263
Advertising	392	216	857	665
Postage and office supplies	283	235	586	448
Intangibles amortization	1,018	402	2,035	803
Foreclosed property expenses (gains)	44	35	36	(6)
Other operating expense	1,852	1,623	3,816	2,919
Total noninterest expense	23,860	17,638	47,568	34,557
Income Before Income Taxes	15,366	14,931	32,005	26,977
Income Taxes	3,173	3,267	6,660	5,710
Net Income	$12,193	$11,664	$25,345	$21,267

Basic earnings per share	$1.08	$1.26	$2.24	$2.30
Diluted earnings per share	$1.07	$1.26	$2.23	$2.30
Dividends paid	$0.21	$0.21	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2023 AND 2022 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022

Net Income	$12,193	$11,664	$25,345	$21,267
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	7,470	1,023	3,324	(1,657)
Less: reclassification adjustment for realized losses included in net income	(682)	—	(682)	—
Tax (expense) benefit	(1,794)	(225)	(881)	364
Total other comprehensive income (loss)	6,358	798	3,125	(1,293)
Comprehensive Income	$18,551	$12,462	$28,470	$19,974

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2023 AND 2022 (Unaudited)

	For the three- and six- month period ended December 31, 2023
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF SEPTEMBER 30, 2023	$119	$218,593	$281,491	$(21,116)	$(25,158)	$453,929

Net Income			12,193			12,193
Change in unrealized loss on available for sale securities					6,358	6,358
Dividends paid on common stock ($.21 per share)			(2,380)			(2,380)
Stock option expense		82				82
BALANCE AS OF DECEMBER 31, 2023	$119	$218,675	$291,304	$(21,116)	$(18,800)	$470,182

BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

Net Income			25,345			25,345
Change in unrealized loss on available for sale securities					3,125	3,125
Dividends paid on common stock ($.42 per share)			(4,761)			(4,761)
Stock option expense		415				415
BALANCE AS OF DECEMBER 31, 2023	$119	$218,675	$291,304	$(21,116)	$(18,800)	$470,182

	For the three- and six- month period ended December 31, 2022
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF SEPTEMBER 30, 2022	$98	$119,216	$247,780	$(21,116)	$(19,578)	$326,400

Net Income			11,664			11,664
Change in unrealized loss on available for sale securities					798	798
Dividends paid on common stock ($.21 per share)			(1,938)			(1,938)
Stock option expense		55				55
BALANCE AS OF DECEMBER 31, 2022	$98	$119,271	$257,506	$(21,116)	$(18,780)	$336,979

BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

Net Income			21,267			21,267
Change in unrealized loss on available for sale securities					(1,293)	(1,293)
Dividends paid on common stock ($.42 per share)			(3,876)			(3,876)
Stock option expense		109				109
BALANCE AS OF DECEMBER 31, 2022	$98	$119,271	$257,506	$(21,116)	$(18,780)	$336,979

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX- MONTH PERIODS ENDED DECEMBER 31, 2023 AND 2022 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2023	2022

Cash Flows From Operating Activities:
Net Income	$25,345	$21,267
Items not requiring (providing) cash:
Depreciation	2,925	2,247
Loss (gain) on disposal of fixed assets	2	(317)
Stock option and stock grant expense	415	109
Loss (gain) on sale/write-down of REO	28	(30)
Amortization of intangible assets	2,035	803
Accretion of purchase accounting adjustments	(3,074)	(868)
Increase in cash surrender value of bank owned life insurance (BOLI)	(931)	(637)
Provision for credit losses	1,800	6,194
Loss realized on sale of AFS securities	682	—
Net (accretion) amortization of premiums and discounts on securities	(237)	481
Originations of loans held for sale	(11,967)	(11,395)
Proceeds from sales of loans held for sale	11,653	11,362
Gain on sales of loans held for sale	(517)	(419)
Changes in:
Accrued interest receivable	(5,620)	(3,321)
Prepaid expenses and other assets	(1,099)	(776)
Accounts payable and other liabilities	3,700	2,507
Deferred income taxes	—	13
Accrued interest payable	6,015	1,339
Net cash provided by operating activities	31,155	28,559
Cash flows from investing activities:
Net increase in loans	(111,447)	(274,628)
Net change in interest-bearing deposits	496	496
Proceeds from maturities of available for sale securities	18,852	10,540
Proceeds from sales of available for sale securities	11,750	—
Net redemptions (purchases) of Federal Home Loan Bank stock	2,582	(1,121)
Net purchases of Federal Reserve Bank of St. Louis stock	(4)	(17)
Purchases of available-for-sale securities	(26,893)	(6,446)
Purchases of long-term investment	(70)	(75)
Purchases of premises and equipment	(2,811)	(1,582)
Investments in state & federal tax credits	(6,275)	(3,860)
Proceeds from sale of fixed assets	—	3,464
Proceeds from sale of foreclosed assets	961	400
Proceeds from BOLI claim	—	270
Net cash used in investing activities	(112,859)	(272,559)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(50,970)	50,894
Net increase in certificates of deposits	320,334	139,850
Proceeds from Federal Home Loan Bank advances	271,000	1,507,630
Repayments of Federal Home Loan Bank advances	(291,526)	(1,484,155)
Dividends paid on common stock	(4,760)	(3,876)
Net cash provided by financing activities	244,078	210,343
Increase (decrease) in cash and cash equivalents	162,374	(33,657)
Cash and cash equivalents at beginning of period	53,979	86,792
Cash and cash equivalents at end of period	$216,353	$53,135
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,742	$10
Conversion of loans to repossessed assets	137	41
Right of use assets obtained in exchange for lease obligations: Operating Leases	2,238	82

Cash paid during the period for:
Interest (net of interest credited)	$4,387	$3,081
Income taxes	1,032	1,662

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2023, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2023 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At December 31, 2023, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $152.7 million and $3.8 million at December 31, 2023 and June 30, 2023, respectively. The deposits are held in various commercial banks with a total of $1.3 million exceeding the FDIC’s deposit insurance limits at both December 31, 2023 and June 30, 2023, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2023, or June 30, 2023.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 24 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal, the Company utilizes the remaining life method. The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined based on statistical analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default to include an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2023, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at December 31, 2023.

Intangible Assets. The Company’s intangible assets at December 31, 2023 included gross core deposit intangibles of $39.1 million with $15.9 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.1 million, and mortgage and SBA servicing rights of $2.9 million. At June 30, 2023, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $14.0 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $3.9 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $2.0 million in the remainder of fiscal 2024, $3.5 million in fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, and $11.5 million thereafter. As of June 30, 2023, there was no impairment indicated, and there was no impairment of other intangible assets at December 31, 2023.

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

The Company files consolidated income tax returns with its subsidiaries, the Bank and SB Real Estate Investments, LLC, with a tax year ended June 30. Southern Bank Real Estate Investments, LLC files a separate REIT return for federal tax purposes, and also files state income tax returns, with a tax year ended December 31.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized depreciation on available-for-sale securities, unrealized depreciation on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, and changes in the funded status of defined benefit pension plans.

Transfers Between Fair Value Hierarchy Levels. Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $107.2 million and $102.0 million as of December 31, 2023 and June 30, 2023, respectively, and investment management assets totaling $475.1 million and $464.2 million as of December 31, 2023 and June 30, 2023, respectively.

New Accounting Pronouncements:

In January 2021, the Financial Accounting Standards Board (“FASB”), published ASU 2021-01, “Reference Rate Reform. (Topic 848)”. ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amended the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this update for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. Originally, the amendments in this update did not apply to contract modifications made after December 31,

2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022 except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 was issued to address requests by investors and creditors for enhanced transparency and decision usefulness of income tax disclosures. Public business entities (PBEs) would be required to prepare an annual detailed, tabular tax rate reconciliation. All other entities would be required to provide qualitative disclosure on specific categories and individual jurisdictions that result in significant differences between the statutory and effective tax rates. All entities would be required to annually disclose taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregating taxes by individual jurisdiction if taxes paid exceed 5% of total income taxes paid. The ASU is effective for PBEs for fiscal years beginning after December 15, 2024. The Company does not expect adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$41,965	$55	$(2,021)	$—	$39,999
Corporate obligations	35,781	66	(2,501)	—	33,346
Asset backed securities	65,491	1,324	(401)	—	66,414
Other securities	6,319	21	(69)	—	6,271
Total debt and equity securities	149,556	1,466	(4,992)	—	146,030

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	90,452	273	(6,758)	—	83,967
Commercial MBS issued by GSEs	66,026	328	(6,075)	—	60,279
CMOs issued by GSEs	135,428	40	(8,338)	—	127,130
Total MBS and CMOs	291,906	641	(21,171)	—	271,376
Total AFS securities	$441,462	$2,107	$(26,163)	$—	$417,406

	June 30, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$45,285	$20	$(2,737)	$—	$42,568
Corporate obligations	35,700	19	(3,181)	—	32,538
Asset backed securities	67,897	1,274	(545)		68,626
Other securities	3,587	39	(56)	—	3,570
Total debt and equity securities	152,469	1,352	(6,519)	—	147,302

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	97,612	122	(7,610)	—	90,124
Commercial MBS issued by GSEs	60,333	11	(6,959)	—	53,385
CMOs issued by GSEs	135,202	9	(8,468)	—	126,743
Total MBS and CMOs	293,147	142	(23,037)	—	270,252
Total AFS securities	$445,616	$1,494	$(29,556)	$—	$417,554

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2023
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,230	$1,229
After one year but less than five years	25,637	24,465
After five years but less than ten years	60,602	58,494
After ten years	62,087	61,842
Total investment securities	149,556	146,030
MBS and CMOs	291,906	271,376
Total AFS securities	$441,462	$417,406

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $265.9 million and $253.9 million at December 31, 2023 and June 30, 2023, respectively. The securities pledged consist of marketable securities, including $133.2 million and $129.2 million of Mortgage-backed Securities, $100.4 million and $94.8 million of Collateralized Mortgage Obligations, $28.1 million and $26.5 million of State and Political Subdivisions Obligations, and $4.2 million and $3.4 million of Other Securities at December 31, 2023 and June 30, 2023, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at December 31, 2023 and June 30, 2023:

	December 31, 2023
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$3,422	$14	$29,272	$2,007	$32,694	$2,021
Corporate obligations	14,140	853	16,284	1,648	30,424	2,501
Asset backed securities	18,720	136	715	265	19,435	401
Other securities	5,338	25	309	44	5,647	69
MBS and CMOs	85,433	1,552	138,389	19,619	223,822	21,171
Total AFS securities	$127,053	$2,580	$184,969	$23,583	$312,022	$26,163

	June 30, 2023
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$11,574	$184	$26,763	$2,553	$38,337	$2,737
Corporate obligations	14,709	1,074	13,821	2,107	28,530	3,181
Asset backed securities	22,628	263	698	282	23,326	545
Other securities	1,970	11	350	45	2,320	56
MBS and CMOs	87,354	1,525	145,673	21,512	233,027	23,037
Total AFS securities	$138,235	$3,057	$187,305	$26,499	$325,540	$29,556

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include eight individual securities which have been in an unrealized loss position for less than 12 months and 58 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

Asset-Backed securities. The unrealized losses on the Company’s investments in asset-backed securities include six individual securities which has been in an unrealized loss position for less than 12 months and four individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 24 individual securities which have been in an unrealized loss position for less than 12 months, and 109 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is likely that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of December 31, 2023, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three- and six- month periods ended December 31, 2023 and 2022.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2023	June 30, 2023
Real Estate Loans:
Residential	$1,160,264	$1,133,417
Construction	508,710	550,052
Commercial	1,558,600	1,562,379
Consumer loans	139,163	133,515
Commercial loans	629,899	599,030
	3,996,636	3,978,393
Loans in process	(264,483)	(359,196)
Deferred loan fees, net	(263)	(299)
Allowance for credit losses	(50,084)	(47,820)
Total loans	$3,681,806	$3,571,078

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At December 31, 2023, the Bank had purchased participations in 74 loans totaling $170.6 million, as compared to 86 loans totaling $155.6 million at June 30, 2023.

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

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three-month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest-only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further provide the Company an opportunity to assess risk. At December 31, 2023, construction loans outstanding included 49 loans, totaling $40.5 million, for which a modification had been agreed to. At June 30, 2023, construction loans outstanding included 53 loans, totaling $33.4 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as modifications to borrowers experiencing financial difficulty.

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

Allowance for Credit Losses. The PCL for the three- and six- month periods ended December 31, 2023, was $900,000 and $1.8 million, respectively, compared to $1.1 million and $6.2 million in the same periods of the prior fiscal year. The PCL for the six- month period ended December 31, 2023 was the result of a $3.5 million provision attributable to the ACL for loan balances outstanding, partially offset by a recovery of $1.7 million in provision attributable to the allowance for off-balance sheet credit exposures, compared to a $4.6 million provision attributable to the ACL for loan balances outstanding, and a $1.6 million provision attributable to the allowance for off-balance sheet credit exposures for the same period of the prior fiscal year. The Company’s assessment of the economic outlook at December 31, 2023, was slightly improved as compared to the assessment as of June 30, 2023. Qualitative adjustments in the Company’s ACL model were slightly decreased based on a reduction in the level and trend of industry past due loans and a reduced pace of growth in the Company’s loan portfolio. The Company modestly increased ACL adjustments to some individually analyzed classified loans that have been slow to recover from the COVID-19 pandemic and other smaller balance loans. As a percentage of average loans outstanding, the Company recorded net charge offs of seven basis points (annualized) for the first six months of fiscal 2024 compared to two basis points in the same period of the prior fiscal year. Decreased provisioning for off-balance sheet credit exposures is attributable primarily to changes in the level of outstanding credit commitments. The Company has estimated its expected credit losses as of December 31, 2023, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. Specifically, management considered the following primary qualitative items in its estimate of the ACL:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at December 31, 2023. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and moderately decreasing risk factor, relative to June 30, 2023;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure is considered to be a moderate and slightly decreasing risk factor, relative to June 30, 2023;

● levels and trends for loan delinquencies nationally and in the region. This is considered to be a low and slightly decreasing risk factor, relative to June 30, 2023;

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

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, the net premium or net discount is adjusted to reflect the Company’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans. The Company records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.

Loans that the Company acquired from Citizens and Fortune, that at the time of acquisition had more-than-insignificant deterioration of credit quality since origination, are classified as PCD loans and presented in the tables below at acquisition carrying value:

(dollars in thousands)	January 20, 2023
PCD Loans – Citizens
Purchase price of PCD loans at acquisition	$27,481
Allowance for credit losses at acquisition	(1,121)
Fair value of PCD loans at acquisition	$26,360

(dollars in thousands)	February 25, 2022
PCD Loans – Fortune
Purchase price of PCD loans at acquisition	$15,055
Allowance for credit losses at acquisition	(120)
Fair value of PCD loans at acquisition	$14,935

The following tables present the balance in the ACL based on portfolio segment as of December 31, 2023 and 2022, and activity in the ACL for the three- and six- month periods ended December 31, 2023 and 2022:

	At period end and for the six months ended December 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$15,641	$2,664	$22,838	$909	$5,768	$47,820
Provision (benefit) charged to expense	(413)	489	2,817	132	467	3,492
Losses charged off	(132)	(289)	(496)	(215)	(184)	(1,316)
Recoveries	—	—	18	64	6	88
Balance, end of period	$15,096	$2,864	$25,177	$890	$6,057	$50,084

	At period end and for the three months ended December 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$14,846	$2,856	$25,022	$855	$5,543	$49,122
Provision charged to expense	250	186	651	143	692	1,922
Losses charged off	—	(178)	(496)	(126)	(180)	(980)
Recoveries	—	—	—	18	2	20
Balance, end of period	$15,096	$2,864	$25,177	$890	$6,057	$50,084

	At period end and for the six months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Provision charged to expense	3,592	534	213	118	158	4,615
Losses charged off	(2)	—	(245)	(76)	(17)	(340)
Recoveries	1	—	—	9	6	16
Balance, end of period	$12,499	$2,754	$16,806	$761	$4,663	$37,483

	At period end and for the three months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,937	$2,503	$17,886	$693	$4,399	$37,418
Provision (benefit) charged to expense	562	251	(835)	106	281	365
Losses charged off	—	—	(245)	(41)	(17)	(303)
Recoveries	—	—	—	3	—	3
Balance, end of period	$12,499	$2,754	$16,806	$761	$4,663	$37,483

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of December 31, 2023 and 2022, and activity in the allowance for the three- and six- month periods ended December 31, 2023 and 2022:

	At period end and for the six months ended December 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$71	$4,809	$475	$73	$860	$6,288
Provision (benefit) charged to expense	6	(1,726)	(6)	(5)	39	(1,692)
Balance, end of period	$77	$3,083	$469	$68	$899	$4,596

	At period end and for the three months ended December 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$78	$4,193	$465	$71	$811	$5,618
Provision (benefit) charged to expense	(1)	(1,110)	4	(3)	88	(1,022)
Balance, end of period	$77	$3,083	$469	$68	$899	$4,596

	At period end and for the six months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	12	1,451	59	(5)	62	1,579
Balance, end of period	$70	$3,629	$480	$56	$702	$4,937

	At period end and for the three months ended December 31, 2022
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$193	$2,897	$528	$61	$485	$4,164
Provision (benefit) charged to expense	(123)	732	(48)	(5)	217	773
Balance, end of period	$70	$3,629	$480	$56	$702	$4,937

The current fiscal year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Real Estate Loans:
Residential	$—	$—	$—	$97	$—	$35	$—	$132
Construction	—	100	78	111	—	—	—	289
Commercial	—	496	—	—	—	—	—	496
Consumer loans	6	98	85	20	—	6	—	215
Commercial loans	—	4	180	—	—	—	—	184
Total current-period gross charge-offs	$6	$698	$343	$228	$—	$41	$—	$1,316

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of December 31, 2023. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Residential Real Estate
Pass	$107,789	$308,760	$299,089	$234,225	$90,643	$104,976	$11,005	$1,156,487
Watch	715	249	416	562	104	217	—	2,263
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	814	—	198	—	502	—	1,514
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$108,504	$309,823	$299,505	$234,985	$90,747	$105,695	$11,005	$1,160,264

Construction Real Estate
Pass	$42,047	$155,663	$32,518	$13,059	$—	$—	$940	$244,227
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$42,047	$155,663	$32,518	$13,059	$—	$—	$940	$244,227

Commercial Real Estate
Pass	$107,362	$403,559	$467,990	$264,588	$82,406	$119,031	$41,984	$1,486,920
Watch	4,865	22,004	3,117	158	4,126	78	20	34,368
Special Mention	—	2,920	—	—	—	—	—	2,920
Substandard	4,341	2,153	25,899	—	1	1,070	928	34,392
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$116,568	$430,636	$497,006	$264,746	$86,533	$120,179	$42,932	$1,558,600

Consumer
Pass	$18,143	$25,520	$10,244	$3,986	$1,184	$1,528	$78,450	$139,055
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	5	25	—	21	7	50	108
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$18,143	$25,525	$10,269	$3,986	$1,205	$1,535	$78,500	$139,163

Commercial
Pass	$114,849	$101,038	$66,276	$61,085	$8,415	$14,115	$248,115	$613,893
Watch	250	4,426	113	286	72	19	7,527	12,693
Special Mention	—	—	—	—	—	—	—	—
Substandard	482	503	1,006	71	201	787	263	3,313
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$115,581	$105,967	$67,395	$61,442	$8,688	$14,921	$255,905	$629,899

Total Loans
Pass	$390,190	$994,540	$876,117	$576,943	$182,648	$239,650	$380,494	$3,640,582
Watch	5,830	26,679	3,646	1,006	4,302	314	7,547	49,324
Special Mention	—	2,920	—	—	—	—	—	2,920
Substandard	4,823	3,475	26,930	269	223	2,366	1,241	39,327
Doubtful	—	—	—	—	—	—	—	—
Total	$400,843	$1,027,614	$906,693	$578,218	$187,173	$242,330	$389,282	$3,732,153

At December 31, 2023, PCD loans comprised $37.0 million of credits rated “Pass”; $11.7 million rated “Watch”; none rated “Special Mention” $3.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31, 2023 and June 30, 2023. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2023
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,970	$348	$617	$2,935	$1,157,329	$1,160,264	$—
Construction	240	—	—	240	243,987	244,227	—
Commercial	2,208	275	36	2,519	1,556,081	1,558,600	—
Consumer loans	857	171	173	1,201	137,962	139,163	—
Commercial loans	599	364	449	1,412	628,487	629,899	—
Total loans	$5,874	$1,158	$1,275	$8,307	$3,723,846	$3,732,153	$—

	June 30, 2023
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,984	$401	$483	$2,868	$1,130,549	$1,133,417	$109
Construction	443	311	698	1,452	189,404	190,856	—
Commercial	616	1,854	1,580	4,050	1,558,329	1,562,379	—
Consumer loans	456	124	212	792	132,723	133,515	—
Commercial loans	713	77	789	1,579	597,451	599,030	—
Total loans	$4,212	$2,767	$3,762	$10,741	$3,608,456	$3,619,197	$109

At December 31, 2023, and June 30, 2023 there was no PCD loan that was greater than 90 days past due.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at December 31, 2023, and June 30, 2023:

	December 31, 2023
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Real estate loans
1- to 4-family residential real estate	$814	$133
Commercial real estate	25,142	7,250
Commercial	868	370
Total loans	$26,824	$7,753

The increase in commercial real estate collateral dependent loans is due primarily to two metropolitan area hotel relationships being individually analyzed as of December 31, 2023; the Company was previously evaluating its non-owner occupied commercial real estate pool for qualitative adjustments related to similar loans.

	June 30, 2023
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Real estate loans
1- to 4-family residential	$837	$156
Construction real estate	642	79
Commercial real estate	4,897	666
Total loans	$6,376	$901

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at December 31, 2023, and June 30, 2023. The table excludes performing modifications to borrowers experiencing financial difficulty at December 31, 2023 and excludes performing troubled debt restructurings (“ TDRs”) at June 30, 2023.

(dollars in thousands)	December 31, 2023	June 30, 2023
Residential real estate	$809	$934
Construction real estate	—	698
Commercial real estate	3,274	4,564
Consumer loans	205	256
Commercial loans	1,634	1,091
Total loans	$5,922	$7,543

At December 31, 2023, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and six- month periods ended December 31, 2023 and 2022, was immaterial.

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

During the three- and six- month periods ended December 31, 2023, certain loan modifications were made to loans for borrowers experiencing financial difficulty. They are shown, segregated by class, in the tables below:

For the three-month periods ended
December 31, 2023
	Number of	Recorded
(dollars in thousands)	modifications	Investment
Residential real estate	—	$—
Construction real estate	—	—
Commercial real estate	—	—
Consumer loans	—	—
Commercial loans	2	867
Total	2	$867

For the six-month periods ended
December 31, 2023
	Number of	Recorded
(dollars in thousands)	modifications	Investment
Residential real estate	—	$—
Construction real estate	—	—
Commercial real estate	—	—
Consumer loans	—	—
Commercial loans	2	867
Total	2	$867

Performing loans classified as modifications to borrowers experiencing financial difficulty outstanding at December 31, 2023 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

	December 31, 2023
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
Residential real estate	$—	$—	$814	$—	0.02%
Construction real estate	—	—	—	—	—%
Commercial real estate	—	—	23,010	—	0.62%
Consumer loans	—	—	—	—	—%
Commercial loans	—	239	174	—	0.01%
Total	$—	$239	$23,998	$—	0.65%

Troubled Debt Restructurings. Prior to the adoption of ASU 2022-02, the Company’s loans that were subject to classification as TDRs were generally the result of guidance under ASU No. 2011-02, which indicated that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. Certain TDRs were classified as nonperforming at the time of restructuring and typically were returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

During the three- and six- month periods ended December 31, 2022, there were no loans modified as TDRs.

Performing loans classified as TDRs and outstanding at June 30, 2023, segregated by class, are shown in the table below. Nonperforming TDRs at June 30, 2023, are included in the nonaccrual loans table above.

	June 30, 2023
	Number of	Recorded
(dollars in thousands)	modifications	Investment
Residential real estate	10	$3,438
Construction real estate	—	—
Commercial real estate	6	24,017
Consumer loans	—	—
Commercial loans	6	2,310
Total	22	$29,765

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2023 and June 30, 2023, the Company had no foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of December 31, 2023, and June 30, 2023, the Company had residential mortgage loans and home equity loans with a carrying value of $419,000 and $1.5 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2023	June 30, 2023
Land	$15,311	$15,415
Buildings and improvements	80,440	79,661
Construction in progress	460	450
Furniture, fixtures, equipment and software	26,642	26,404
Automobiles	112	122
Operating leases ROU asset	8,363	6,125
	131,328	128,177
Less accumulated depreciation	36,809	35,780
	$94,519	$92,397

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has 13 leased properties, which include banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

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

	December 31, 2023	June 30, 2023
Consolidated Balance Sheet
Operating leases ROU asset	$8,363	$6,125
Operating leases liability	$8,363	$6,125

	For the three-month periods ended		For the six-month periods ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$307	$143	$586	$279
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243	$103	$414	$206
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$2,445	$—

At December 31, 2023, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2024	$488
2025	921
2026	870
2027	865
2028	852
Thereafter	10,477
Future lease payments expected	$14,473

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and six- month periods ended December 31, 2023, income recognized from these lessor agreements was $76,000 and $133,000, respectively. For the three- and six- month periods ended December 31, 2022, income recognized from these lessor agreements was $61,000 and $132,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2023	June 30, 2023
Non-interest bearing accounts	$534,194	$597,600
NOW accounts	1,304,371	1,328,423
Money market deposit accounts	399,138	452,728
Savings accounts	372,824	282,753
Certificates	1,384,371	1,064,036
Total Deposit Accounts	$3,994,898	$3,725,540

Brokered certificates totaled $180.0 million at December 31, 2023, compared to $146.5 million at June 30, 2023.

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2023	2022	2023	2022

Net income	$12,193	$11,664	$25,345	$21,267
Less: distributed earnings allocated to participating securities	(10)	(9)	(21)	(17)
Less: undistributed earnings allocated to participating securities	(43)	(43)	(90)	(78)
Net income available to common shareholders	$12,140	$11,612	$25,234	$21,172

Denominator for basic earnings per share -
Weighted-average shares outstanding	11,286,786	9,187,881	11,286,399	9,187,790
Effect of dilutive securities stock options or awards	14,695	22,369	11,803	22,512
Denominator for diluted earnings per share	11,301,481	9,210,250	11,298,202	9,210,302

Basic earnings per share available to common stockholders	$1.08	$1.26	$2.24	$2.30
Diluted earnings per share available to common stockholders	$1.07	$1.26	$2.23	$2.30

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 55,000 were excluded from the computation of diluted earnings per share for each of the three- and six- month periods ended December 31, 2023, while 22,000 were excluded from the computation of diluted earnings per share for each of the three- and six- month periods ended December 31, 2022.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Income taxes
Current	$3,173	$3,261	$6,660	$5,697
Deferred	—	6	—	13
Total income tax provision	$3,173	$3,267	$6,660	$5,710

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	December 31, 2023	June 30, 2023
Deferred tax assets:
Provision for losses on loans	$12,185	$12,101
Accrued compensation and benefits	844	974
NOL carry forwards acquired	216	709
Low income tax credit carry forward	794	1,192
Unrealized loss on other real estate	944	818
Unrealized loss on available for sale securities	5,292	6,174
Total deferred tax assets	20,275	21,968

Deferred tax liabilities:
Purchase accounting adjustments	2,572	2,348
Depreciation	3,916	4,276
FHLB stock dividends	120	120
Prepaid expenses	775	728
Other	914	1,636
Total deferred tax liabilities	8,297	9,108
Net deferred tax asset	$11,978	$12,860

As of December 31, 2023, the Company had approximately $982,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger, the February 2014 Citizens State Bankshares of Bald Knob, Inc. merger, the April 2020 Central Federal Savings and Loan merger, the February 2022 Fortune Bank merger, and the January 2023 Citizens Bank & Trust Company (“Citizens Bank”) merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Tax at statutory rate	$3,227	$3,136	$6,721	$5,665
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(117)	(76)	(225)	(157)
State tax, net of Federal benefit	131	165	295	179
Cash surrender value of Bank-owned life insurance	(99)	(67)	(195)	(134)
Tax credit benefits	(4)	(2)	(7)	(4)
Other, net	35	111	71	161
Actual provision	$3,173	$3,267	$6,660	$5,710

For the three- and six- month periods ended December 31, 2023 and 2022, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2023. For fiscal 2024, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and six- month period ended December 31, 2023, retirement plan expenses recognized for the Plan totaled approximately $678,000 and $1.4 million, as compared to $523,000 and $1.1 million for the same periods of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At December 31, 2023, the Debentures carried an interest rate of 8.39%. The balance of the Debentures outstanding was $7.2 million at December 31, 2023 and June 30, 2023. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At December 31, 2023, the current rate was 8.10%. The carrying value of the debt securities was approximately $2.8 million and $2.7 million at December 31, 2023 and June 30, 2023, respectively.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At December 31, 2023, the current rate was 7.45%. The carrying value of the debt securities was approximately $5.5 million at December 31, 2023 and June 30, 2023.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $466,000 and $464,000 at December 31, 2023 and June 30, 2023, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million and $7.7 million at December 31, 2023 and June 30, 2023, respectively.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and June 30, 2023:

	Fair Value Measurements at December 31, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$39,999	$—	$39,999	$—
Corporate obligations	33,346	—	33,346	—
Asset backed securities	66,414	—	66,414	—
Other securities	6,271	—	6,271	—
MBS and CMOs	271,376	—	271,376	—

	Fair Value Measurements at June 30, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$42,568	$—	$42,568	$—
Corporate obligations	32,538	—	32,538	—
Asset backed securities	68,626	—	68,626	—
Other securities	3,570	—	3,570	—
MBS and CMOs	270,252	—	270,252	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2023 and June 30, 2023:

Fair Value Measurements at December 31, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$782	$—	$—	$782

Fair Value Measurements at June 30, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,472	$—	$—	$1,472

The following table presents losses recognized on assets measured on a non-recurring basis for the six -month periods ended December 31, 2023 and 2022:

	For the six months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Foreclosed and repossessed assets held for sale	$(664)	$35
Total gains (losses) on assets measured on a non-recurring basis	$(664)	$35

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2023 and June 30, 2023.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	December 31, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$782	Third party appraisal	Marketability discount	15.5 - 15.5%	15.5%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,472	Third party appraisal	Marketability discount	14.9 - 14.9%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2023 and June 30, 2023.

	December 31, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$216,353	$216,353	$—	$—
Interest-bearing time deposits	737	—	737	—
Stock in FHLB	8,958	—	8,958	—
Stock in Federal Reserve Bank of St. Louis	9,065	—	9,065	—
Loans receivable, net	3,681,806	—	—	3,562,353
Accrued interest receivable	24,491	—	24,491	—
Financial liabilities
Deposits	3,994,898	2,610,460	—	1,380,309
Advances from FHLB	113,036	—	112,729	—
Accrued interest payable	10,738	—	10,738	—
Subordinated debt	23,130	—	—	20,949
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$53,979	$53,979	$—	$—
Interest-bearing time deposits	1,242	—	1,242	—
Stock in FHLB	11,540	—	11,540	—
Stock in Federal Reserve Bank of St. Louis	9,061	—	9,061	—
Loans receivable, net	3,571,078	—	—	3,393,791
Accrued interest receivable	18,871	—	18,871	—
Financial liabilities
Deposits	3,725,540	2,661,479	—	1,053,650
Advances from FHLB	133,514	—	131,821	—
Accrued interest payable	4,723	—	4,723	—
Subordinated debt	23,105	—	—	20,318
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On January 20, 2023, the Company completed its acquisition of Citizens and its wholly owned subsidiary, Citizens Bank, in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank with and into Southern Bank, coincident to the data systems conversion. For the three- and six- month periods ended December 31, 2023 and 2022, the Company incurred a credit of ($39,000) and a charge of $95,000, respectively, compared to $605,000 and $730,000 in the same periods of the prior fiscal year, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

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

The acquired business contributed revenues of $10.9 million and earnings of $2.5 million for the period from July 1, 2023 through December 31, 2023. The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	For the three months ended
	December 31,
(dollars in thousands)	2023	2022
Revenue	$40,126	$48,218
Earnings	$12,193	$13,834

	Pro Forma
	For the six months ended
	December 31,
(dollars in thousands)	2023	2022
Revenue	$81,373	$95,590
Earnings	$25,345	$28,123

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2023, the Bank operated from its headquarters, 62 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 58 of its other branch offices. The remaining seven branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2023, and results of operations for the three-and six- month periods ended December 31, 2023 and 2022.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the remaining effects of the COVID-19 pandemic on general economic conditions, either nationally or in the Company’s market and lending areas;

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

•	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;

•

the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding and maintain sufficient liquidity;

•

the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;

•demand for loans and deposits;

•legislative or regulatory changes that adversely affect our business;

•	natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;

•changes in accounting principles, policies, or guidelines;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require an increase in our reserve for loan losses or a write-down of assets;

•the impact of technological changes; and

•our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2023 Annual Report on Form 10-K and more recent changes, if any, would be included in Note 2 of the “Notes to the Consolidated Financial Statements” in this Form 10-Q. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 64 in the Company’s 2023 Annual Report.

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

During the first six months of fiscal 2024, total assets increased by $283.3 million. The increase was primarily attributable to an increase in cash equivalents and loans, net of the allowance for credit losses (ACL). Cash equivalents and time deposits increased by a combined $161.9 million; AFS securities decreased $148,000; and loans, net of the ACL, increased $110.7 million. Liabilities increased $259.2 million, as deposits increased $269.4 million and advances from the Federal Home Loan Bank (FHLB) decreased $20.5 million. Equity increased $24.1 million, attributable primarily to earnings retained after cash dividends paid, in combination with a $3.1 million reduction in accumulated other comprehensive losses (“AOCL”) as the market value of the Company’s investments appreciated due to the decrease in market interest rates.

Net income for the first six months of fiscal 2024 was $25.3 million, an increase of $4.1 million, or 19.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to an increase in net interest income, noninterest income, and a lower provision for credit losses (“PCL”) that was partially offset by an increase in noninterest expense and provision for income taxes. Diluted net income was $2.23 per common share for the first six months of fiscal 2024, as compared to $2.30 per common share for the same period of the prior fiscal year. For the first six months of fiscal 2024, as compared to the same period of the prior fiscal year, net interest income increased $13.1 million or 23.1%; PCL decreased $4.4 million; noninterest income increased $522,000, or 4.8%; noninterest expense increased $13.0 million, or 37.7%; and provision for income tax increased $950,000, or 16.6%. During the December quarter, the Bank’s second quarter of the fiscal year, the Bank sold bonds with a book value of $12.4 million, realizing a loss of $682,000 recognized in noninterest income. These proceeds were reinvested into $11.9 million in higher yielding fixed rate securities, which is expected to result in an earn back of the realized loss in under two years. Recognition of this loss during the quarter reduced after-tax net income by $541,000. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2024 remained volatile, while the yield curve remained inverted, with shorter-term obligations yielding more than longer-term obligations. During the period, however, the curve’s inversion began to reverse somewhat, as yields decreased at the short end of the curve. The Federal Reserve’s Open Market Committee (FOMC) has raised short-term rates significantly since March 2022. Recently, market expectations for economic stability over the next several years have improved, while economic measures have shown a reduced pace of inflation, which has led to relatively stable longer-term yields and modestly reduced yields at the shorter end of the yield curve. At December 31, 2023, as compared to June 30, 2023, the yield on two-year treasuries decreased from 4.87% to 4.23%; the yield on five-year treasuries decreased from 4.13% to 3.84%; the yield on ten-year treasuries increased from 3.81% to 3.88%; and the yield on 30-year treasuries increased from 3.85% to 4.03%.

As compared to the first six months of the prior fiscal year, our average yield on earning assets increased by 110 basis points, primarily attributable to increased yields on loans receivable, available for sale securities, and cash and cash equivalents, as compared to year-ago levels. Our cost of interest-bearing liabilities increased by 162 basis points, as the Company increased offering rates on nonmaturity accounts and maturing time deposits to maintain funding in a more competitive environment. Special deposit rates and some brokered CD funding was utilized to reduce the Company’s overnight borrowing position early in the period. Higher market rates reflected the policy of the FOMC, which has increased overnight funding rates and began a “quantitative tightening” program to reverse some of the excess reserves placed into the financial system since March 2020. (See “Results of Operations: Comparison of the six-month periods ended December 31, 2023 and 2022 – Net Interest Income”.) The impact of the prior fiscal year’s rapid increase in the level of short-term market interest rates, along with the yield curve inversion has been concerning, as our cost of funds has increased at a faster pace than our asset yields over recent periods, and may continue to do so; however the recent decrease in yields on the shorter end of the yield curve, in combination with more stable longer term rates at higher levels may provide some relief to net interest income and net interest margin compression in future periods.

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

The Company’s noninterest income for the six-month period ended December 31, 2023, was $11.5 million, an increase $522,000, or 4.8%, as compared to the same period of the prior fiscal year. In the current period, the addition of trust and wealth management services from the Citizens merger, increases in bank card interchange income, and earnings on bank owned life insurance were partially offset by realized losses on the sale of AFS securities, decreases in other loan fees and loan servicing fees. Interchange revenue has increased as compared to the year ago period due to the increased customer base as a result of the Citizens merger. Other loan fees were down due to the decrease in loan origination volume of 34.3% compared to the year ago period, which in combination with a decrease specifically in residential real estate loans also resulted in declining recognition of new mortgage servicing rights. Although deposit account charges and related fees have grown in this time period, growth has been constrained due to changes adopted in July 2023 as to how fees are assessed on NSF items.

Noninterest expense for the six-month period ended December 31, 2023, was $47.6 million, an increase of $13.0 million, or 37.7%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing fees, intangible amortization, and other noninterest expenses. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, an increase in legacy employee headcount, as well as annual merit increases. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. The Company’s increase in data processing costs relates to the growing volume of transaction activity, increased costs of software licensing, and new programs for lending and fiduciary and asset management.

Intangible amortization also increased due to the Citizens merger adding an additional $1.2 million in intangible amortization expense. Increased deposit insurance premiums were primarily due to the increase in the assessment base following the Citizens merger as well as the FDIC’s increased base assessment rates effective January 2023. Charges related to merger and acquisition activities were immaterial in the current period, as compared to charges in the year ago period totaling $777,000 reflected in data processing, legal and professional fees.

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

Comparison of Financial Condition at December 31 and June 30, 2023

The Company experienced balance sheet growth in the first six months of fiscal 2024, with total assets of $4.6 billion at December 31, 2023, reflecting an increase of $283.3 million, or 6.5%, as compared to June 30, 2023. Growth primarily reflected an increase in cash equivalents and net loans receivable.

Cash and cash equivalents were a combined $217.1 million at December 31, 2023, an increase of $161.9 million, or 293.1%, as compared to June 30, 2023. The increase was primarily the result of strong deposit generation that outpaced loan growth during the period. AFS securities were $417.4 million at December 31, 2023, down $148,000, or roughly unchanged as compared to June 30, 2023.

Loans, net of the allowance for credit losses (ACL), were $3.7 billion at December 31, 2023, an increase of $110.7 million, or 3.1%, as compared to June 30, 2023. Gross loans increased by $113.0 million, while the ACL attributable to outstanding loan balances increased $2.3 million, or 4.7%, as compared to June 30, 2023. The increase in loan balances was attributable to growth in drawn construction loan balances, residential real estate loans, commercial loans, and commercial real estate loans. Our residential real estate loans, which are comprised of single-family and multi-family loans, increased due to increased single-family owner occupied and non-owner occupied real estate loans, which was partially offset by paydowns in loans secured by multi-family property. Commercial loan balances increased as the Company experienced growth in agriculture lines and commercial and industrial loans. Commercial real estate loan balances increased primarily from an increase in loans secured by non-owner occupied properties, partially offset by a decrease in loans secured by owner-occupied properties.

Loans anticipated to fund in the next 90 days totaled $140.5 million at December 31, 2023, as compared to $134.8 million at June 30, 2023, and $121.6 million at December 31, 2022.

Deposits were $4.0 billion at December 31, 2023, an increase of $269.4 million, or 7.2%, as compared to June 30, 2023. The deposit portfolio saw year-to-date increases in certificates of deposit and savings accounts, as customers remained willing to move balances into time deposits in the higher rate environment, and responded to special rates offered during the quarter. Public unit balances totaled $594.1 million at December 31, 2023, an increase of $15.6 million compared to June 30, 2023, and as compared to $524.0 million at December 31, 2022. Brokered deposits totaled $200.5 million at December 31, 2023, an increase of $40.9 million as compared to June 30, 2023. Compared to December 31, 2022, brokered deposits increased $91.3 million. The average loan-to-deposit ratio for the second quarter of fiscal 2024 was 94.1%, as compared to 97.8% for the quarter ended June 30, 2023.

FHLB advances were $113.0 million at December 31, 2023, a decrease of $20.5 million, or 15.3%, as compared to June 30, 2023, as the Company utilized deposit growth to repay maturing FHLB advances and all overnight borrowings.

The Company’s stockholders’ equity was $470.2 million at December 31, 2023, an increase of $24.1 million, or 5.4%, as compared to June 30, 2023. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $3.1 million reduction in accumulated other comprehensive losses (“AOCL”) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. The AOCL totaled $18.8 million at December 31, 2023, compared $21.9 million at June 30, 2023. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six- Month Periods Ended

December 31, 2023 and 2022

The tables below present certain information regarding our financial condition and net interest income for the three- and six- month periods ended December 31, 2023 and 2022. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2023			December 31, 2022
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,991,354	$41,900	5.60	$2,439,885	$28,823	4.73
Other loans (1)	700,232	13,237	7.56	553,267	8,170	5.91
Total net loans	3,691,586	55,137	5.97	2,993,152	36,993	4.94
Mortgage-backed securities	295,667	3,485	4.72	187,238	1,013	2.16
Investment securities (2)	172,831	1,776	4.11	87,820	778	3.55
Other interest-earning assets	89,123	1,178	5.29	5,026	67	5.33
TOTAL INTEREST- EARNING ASSETS (1)	4,249,207	61,576	5.80	3,273,236	38,851	4.75
Other noninterest-earning assets (3)	301,415	—		179,585	—
TOTAL ASSETS	$4,550,622	$61,576		$3,452,821	$38,851

Interest-bearing liabilities:
Savings accounts	$344,504	$1,622	1.88	$254,353	$365	0.57
NOW accounts	1,237,532	6,357	2.05	1,158,197	3,683	1.27
Money market accounts	418,336	3,318	3.17	350,917	1,729	1.97
Certificates of deposit	1,350,247	14,274	4.23	700,626	2,817	1.61
TOTAL INTEREST- BEARING DEPOSITS	3,350,619	25,571	3.05	2,464,093	8,594	1.40
Borrowings:
FHLB advances	113,519	1,079	3.80	186,098	1,657	3.56
Junior subordinated debt	23,124	440	7.60	23,074	349	6.04
TOTAL INTEREST- BEARING LIABILITIES	3,487,262	27,090	3.11	2,673,265	10,600	1.59
Noninterest-bearing demand deposits	572,101	—		439,114	—
Other liabilities	31,807	—		11,165	—
TOTAL LIABILITIES	4,091,170	27,090		3,123,544	10,600
Stockholders’ equity	459,452	—		329,277	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,550,622	$27,090		$3,452,821	$10,600

Net interest income		$34,486			$28,251
Interest rate spread (4)			2.69%			3.16%
Net interest margin (5)			3.25%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.85%			122.44%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $94.3 million and $72.3 million, respectively, for the three-month period ended December 31, 2023, as compared to $70.3 million and $49.1 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six- month period ended			Six- month period ended
	December 31, 2023			December 31, 2022
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,964,651	$81,590	5.50	$2,360,773	$54,939	4.65
Other loans (1)	703,716	26,521	7.54	547,946	15,234	5.56
Total net loans	3,668,367	108,111	5.89	2,908,719	70,173	4.83
Mortgage-backed securities	292,890	6,857	4.68	187,941	2,003	2.13
Investment securities (2)	172,731	3,489	4.04	85,783	1,443	3.37
Other interest-earning assets	47,301	1,227	5.19	16,609	228	2.75
TOTAL INTEREST- EARNING ASSETS (1)	4,181,289	119,684	5.72	3,199,052	73,847	4.62
Other noninterest-earning assets (3)	293,131	—		184,085	—
TOTAL ASSETS	$4,474,420	$119,684		$3,383,137	$73,847

Interest-bearing liabilities:
Savings accounts	$316,085	$2,290	1.45	$261,469	$672	0.51
NOW accounts	1,237,769	12,281	1.98	1,171,922	6,489	1.11
Money market accounts	437,889	6,717	3.07	339,167	2,827	1.67
Certificates of deposit	1,249,667	24,723	3.96	676,455	4,368	1.29
TOTAL INTEREST- BEARING DEPOSITS	3,241,410	46,011	2.84	2,449,013	14,356	1.17
Borrowings:
FHLB advances	140,678	2,918	4.15	134,682	2,095	3.11
Junior subordinated debt	23,117	874	7.56	23,068	638	5.53
TOTAL INTEREST- BEARING LIABILITIES	3,405,205	49,803	2.93	2,606,763	17,089	1.31
Noninterest-bearing demand deposits	586,152	—		436,036	—
Other liabilities	28,180	—		12,224	—
TOTAL LIABILITIES	4,019,537	49,803		3,055,023	17,089
Stockholders’ equity	454,883	—		328,114	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,474,420	$49,803		$3,383,137	$17,089

Net interest income		$69,881			$56,758
Interest rate spread (4)			2.79%			3.31%
Net interest margin (5)			3.34%			3.55%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.79%			122.72%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $93.3 million and $72.1 million, respectively, for the six-month period ended December 31, 2023, as compared to $70.5 million and $49.0 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six- month periods ended December 31, 2023, compared to the three- and six- month periods ended December 31, 2022. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2023
	Compared to three-month period ended December 31, 2022
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$7,712	$8,632	$1,800	$18,144
Mortgage-backed securities	1,195	586	691	2,472
Investment securities (2)	124	753	121	998
Other interest-earning deposits	—	1,120	(9)	1,111
Total net change in income on interest-earning assets	9,031	11,091	2,603	22,725

Interest-bearing liabilities:
Deposits	8,743	3,326	4,908	16,977
FHLB advances	113	(646)	(45)	(578)
Subordinated debt	90	1	—	91
Total net change in expense on interest-bearing liabilities	8,946	2,681	4,863	16,490
Net change in net interest income	$85	$8,410	$(2,260)	$6,235

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Six-month period ended December 31, 2023
	Compared to six-month period ended December 31, 2022
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$15,448	$18,384	$4,106	$37,938
Mortgage-backed securities	2,397	1,118	1,339	4,854
Investment securities (2)	289	1,463	294	2,046
Other interest-earning deposits	202	422	375	999
Total net change in income on interest-earning assets	18,336	21,387	6,114	45,837

Interest-bearing liabilities:
Deposits	17,751	5,029	8,875	31,655
FHLB advances	699	93	31	823
Subordinated debt	235	1	—	236
Total net change in expense on interest-bearing liabilities	18,685	5,123	8,906	32,714
Net change in net interest income	$(349)	$16,264	$(2,792)	$13,123

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2023 and 2022

General. Net income for the three-month period ended December 31, 2023, was $12.2 million, an increase of $529,000, or 4.5%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, and lower provision for credit losses and income taxes, partially offset by an increase in noninterest expense.

For the three-month period ended December 31, 2023, fully-diluted net income per share available to common shareholders was $1.07, down $0.19, or 15.1%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended December 31, 2023, was 1.07%, as compared to 1.35% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2023, was 10.6%, as compared to 14.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2023, was $34.5 million, an increase of $6.2 million, or 22.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 29.8% increase in the average balance of interest-earning assets due primarily to the Citizens merger, partially offset by a decrease in net interest margin to 3.25% in the current three-month period, from 3.45% in the same period a year ago. The decrease in net interest margin was attributable to a 152 basis point increase in the average cost of interest-bearing liabilities, which was partially offset with a 105 basis point increase in the average yield on interest-earning assets. The increase in the cost of funding was due to savings and CD specials that were offered in recent periods in a competitive deposit environment.

Loan discount accretion and deposit premium amortization related to the Company’s November 2018 merger with First Commercial Bank, the May 2020 merger with Central Federal Savings & Loan Association, the February 2022 merger with FortuneBank, and the January 2023 merger with Citizens resulted in $1.5 million in net interest income for the three-month period ended December 31, 2023, as compared to $493,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed 14 basis points to net interest margin in the three-month period ended December 31, 2023, compared to six basis points during the same period of the prior fiscal year.

Provision for Credit Losses. The PCL for the three-month period ended December 31, 2023, was a charge of $900,000, as compared to $1.1 million in the same period of the prior fiscal year. The current period PCL was the result of a $1.9 million provision attributable to the ACL for loan balances outstanding, partially offset by a recovery of $1.0 million in provision attributable to the allowance for off-balance sheet credit exposures, as construction draws reduced available credit and increased on-balance sheet exposure. Compared to the year ago period, the Company’s modeled assessment of the economic outlook was slightly improved, and the trend during the second quarter of fiscal 2024 was slightly higher, as compared to the year ago period when the trend was stable. Additionally, the required ACL for December 31, 2023, reflected stable qualitative factor adjustments as compared to September 30, 2023, while the ACL as of December 31, 2022, reflected modestly increased qualitative factor adjustments as compared to September 30, 2022. As a percentage of average loans outstanding, the Company recorded net charge offs of 10 basis points (annualized) during the current period, compared to four basis points (annualized) during the same period of the prior fiscal year. In the current period, about half of the realized losses were attributable to one real estate relationship acquired in the Citizens merger. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended December 31, 2023, was $5.6 million, an increase of $184,000, or 3.4%, as compared to the same period of the prior fiscal year. In the current quarter, increases in bank card interchange income; increased fiduciary and investment management fees resulting from the Citizens merger; increased gains on sales from both residential and SBA loans; and earnings on bank owned life insurance were partially offset by losses realized on sales of AFS securities and a decrease in other noninterest income. Interchange revenue has increased as compared to the year ago period as a result of the Citizens merger. The decrease in other income as compared to the three-month period ended December 31, 2022, was attributable to the inclusion in the prior-year period of a one-time gain on the sale of fixed assets of $317,000.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2023, was $23.9 million, an increase of $6.2 million, or 35.3%, as compared to the same period of the prior fiscal year. In the current quarter, the increase in noninterest expense was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing fees, increased amortization of intangible assets resulting from the Citizens merger, and deposit insurance premiums. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, and a trend increase in legacy employee headcount, as well as annual merit increases. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. The increase in deposit insurance premiums was primarily due to the increase in the assessment base following the Citizens merger as well as the FDIC’s increased base assessment rates effective January 2023. Partially offsetting these increases from the prior year period are lower legal and professional fees attributable to the Citizens merger.

Income Taxes. The income tax provision for the three-month period ended December 31, 2023, was $3.2 million, relatively unchanged as compared to the same period of the prior fiscal year. The current period effective tax rate was 20.6%, as compared to 21.9% in the same quarter of the prior fiscal year. The effective tax rate for the December 31, 2022, quarter was slightly elevated due to higher non-deductible expenses associated with the Citizens merger.

Results of Operations – Comparison of the six-month periods ended December 31, 2023 and 2022

General. Net income for the six-month period ended December 31, 2023, was $25.3 million, an increase of $4.1 million, or 19.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to an increase in net interest income and noninterest income, and a lower PCL, partially offset by an increase in noninterest expense and provision for income taxes.

For the six-month period ended December 31, 2023, fully-diluted net income per share available to common shareholders was $2.23, as compared to $2.30 for the same period of the prior fiscal year, a decrease of $0.07, or 3.0%. Our annualized return on average assets for the six-month period ended December 31, 2023, was 1.13%, as compared to 1.26% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2023, was 11.1%, as compared to 13.0% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2023, was $69.9 million, an increase of $13.1 million, or 23.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 30.7% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin to 3.34%, as compared to 3.55% in the same period a year ago. The decrease in net interest margin was attributable to a 162 basis point increase in the average cost of interest-bearing liabilities, which was partially offset by a 110 basis point increase in the average yield on interest-earning assets. The increase in the cost of funding was due to savings and CD specials that were offered over recent periods in a competitive deposit environment.

Loan discount accretion and deposit premium amortization related to the Company’s May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of Fortune Bank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $3.2 million in net interest income for the six-month period ended December 31, 2023, as compared to $1.0 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed 15 basis points to net interest margin in the six-month period ended December 31, 2P023, as compared to a six basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The PCL for the six-month period ended December 31, 2023, was a charge of $1.8 million, a decrease of $4.4 million in the same period of the prior fiscal year. Compared to the year ago period, the Company’s loan growth over the fiscal year to date was reduced, requiring less PCL. Additionally, the modeled assessment of the economic outlook was slightly improved, and the trend during the fiscal 2024 year to date was also slightly higher, as compared to the year ago period when the trend was slightly lower. The required ACL for December 31, 2023, also reflected modestly reduced qualitative factor adjustments as compared to June 30, 2023, while the ACL as of December 31, 2022, reflected modestly increased qualitative factor adjustments as compared to June 30, 2022. As a percentage of average loans outstanding, the Company recorded net charge offs of seven basis points (annualized) during the current period, compared to two basis points during the same period of the prior fiscal year. In the current period, about 40% of the realized losses were attributable to one real estate relationship acquired in the Citizens merger. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the six-month period ended December 31, 2023, was $11.5 million, an increase $522,000, or 4.8%, as compared to the same period of the prior fiscal year. In the current period, the addition of trust and wealth management services from the Citizens merger, increases in bank card interchange income, and earnings on bank owned life insurance were partially offset by realized losses on the sale of AFS securities, and reduction in other loan fees and loan servicing fees. Interchange revenue has increased as compared to the year ago period due to the increased customer base as a result of the Citizens merger. Other loan fees were down due to the decrease in loan origination volume of 34.3% compared to the year ago period, which in combination with a decrease specifically in residential real estate loans, also resulted in declining recognition of new mortgage servicing rights. Although deposit account charges and related fees have grown in this time period, growth has been constrained due to changes adopted in July 2023 as to how fees are assessed on NSF items.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2023, was $47.6 million, an increase of $13.0 million, or 37.7%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing fees, intangible amortization, and other noninterest expenses. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, an increase in legacy employee headcount, as well as annual merit increases. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. The Company’s increase in data processing costs relates to the growing volume of transaction activity, increased costs of software licensing, and new programs for lending and fiduciary and asset management. Intangible amortization also increased due to the Citizen merger adding an additional $1.2 million in intangible amortization expense. Other noninterest expenses increased primarily due to expenses related to deposit insurance premiums was primarily due to the increase in the assessment base following the Citizens merger as well as the FDIC’s increased base assessment rates effective January 2023. Charges related to merger and acquisition activities were immaterial in the current period, as compared to charges in the year ago period totaling $777,000 reflected in data processing, legal and professional fees.

Income Taxes. The income tax provision for the six-month period ended December 31, 2023, was $6.7 million, an increase of $950,000, or 16.6%, as compared to the same period of the prior fiscal year, due primarily to increased pre-tax income. The effective tax rate declined to 20.8% as compared to 21.2% over the same period last year.

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

The estimate involves consideration of quantitative and qualitative factors relevant to loans as segmented by the Company, and is based on an evaluation, at the reporting date, of historical loss experience, coupled with qualitative adjustments to address current economic conditions and credit quality, and reasonable and supportable forecasts. Specific qualitative factors considered include, but may not be limited to:

•Changes in lending policies and/or loan review system

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and six- month periods ended December 31, 2023 and 2022:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$49,122	$37,418	$47,820	$33,192
Loans charged off:
Residential real estate	—	—	(132)	(2)
Construction	(178)	—	(289)	—
Commercial business	(496)	(17)	(184)	(17)
Commercial real estate	(126)	(245)	(496)	(245)
Consumer	(180)	(41)	(215)	(76)
Gross charged off loans	(980)	(303)	(1,316)	(340)
Recoveries of loans previously charged off:
Residential real estate	—	—	—	1
Construction	—	—	—	—
Commercial business	—	—	6	6
Commercial real estate	18	—	18	—
Consumer	2	3	64	9
Gross recoveries of charged off loans	20	3	88	16
Net charge offs	(960)	(300)	(1,228)	(324)
Provision charged to expense	1,922	365	3,492	4,615
Balance, end of period	$50,084	$37,483	$50,084	$37,483

Our ACL at December 31, 2023, totaled $50.1 million, representing 1.34% of gross loans and 846% of nonperforming loans, as compared to an ACL of $47.8 million, representing 1.32% of gross loans and 625% of nonperforming loans at June 30, 2023. The ACL relative to gross loans was slightly increased, which was primarily attributable to a relatively stable economic outlook modeled in our ACL methodology and little change in net qualitative adjustments and individually-evaluated loans. For the six-month period ended December 31, 2023, the ACL was increased by $2.3 million and the allowance for off-balance sheet credit exposures had a recovery of $1.7 million, reflecting a net PCL of $1.8 million and net charge offs of $1.2 million.

The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at December 31, 2023, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve tightens monetary policy to address inflation risks. Management continues to closely monitor borrowers in the hotel industry that were slow to recover from the COVID-19 pandemic.

For the three-month period ended December 31, 2023, the ACL increased by $962,000 and the allowance for off-balance sheet credit exposures decreased by $1.0 million, as compared to the linked quarter September 30, 2023, reflecting a PCL of $900,000, and net charge offs of $960,000.

At December 31, 2023, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.6 million, as compared to $6.3 million at June 30, 2023. The decrease reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $1.7 million decrease in the estimated allowance for off-

balance sheet credit exposures was primarily the result of a decrease in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	December 31, 2023	ACL	June 30, 2023	ACL
Real Estate Loans:
Residential	$15,096	30.1%	$15,641	32.7%
Construction	2,864	5.7%	2,664	5.6%
Commercial	25,177	50.3%	22,838	47.8%
Consumer loans	890	1.8%	909	1.8%
Commercial loans	6,057	12.1%	5,768	12.1%
	$50,084	100.0%	$47,820	100.0%

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

At December 31, 2023, the Company had loans of $39.3 million, or 1.05% of total loans, adversely classified ($39.3 million classified “substandard”; none classified “doubtful”), as compared to loans of $46.3 million, or 1.28% of total loans, adversely classified ($46.3 million classified “substandard”; none classified “doubtful”) at June 30, 2023, and $37.6 million, or 1.25% of total loans, adversely classified ($37.6 million classified “substandard”; none classified “doubtful”), at December 31, 2022. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.9 million at December 31, 2023. The Company’s total past due loans decreased from $10.7 million at June 30, 2023, to $8.3 million at December 31, 2023. Total past due loans were $8.9 million at December 31, 2022. See Note 4 – “Loans and Allowance for Credit Losses – Past Due Loans” in the Notes to Consolidated Financial Statements.

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

	December 31, 2023	June 30, 2023	December 31, 2022

Nonaccruing loans:
Residential real estate	$809	$934	$1,771
Construction	—	698	—
Commercial real estate	3,274	4,564	1,706
Consumer	205	256	257
Commercial business	1,634	1,091	725
Total	5,922	7,543	4,459

Loans 90 days past due accruing interest:
Residential real estate	—	109	331
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	—	109	331

Total nonperforming loans	5,922	7,652	4,790
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	3,814	3,606	1,830
Other nonperforming assets	40	32	25
Total nonperforming assets	$9,776	$11,290	$6,645

The Company adopted ASU No. 2022-02 in fiscal 2024, which eliminates the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. At December 31, 2023, modifications to borrowers experiencing financial difficulty totaled $25.8 million, of which $1.6 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.2 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, these loans were subject to classification as modifications due to term extensions, with only $239,000 being due to payment delay, given to borrowers experiencing financial difficulty at December 31, 2023. At June 30, 2023, these modifications totaled $30.5 million, of which $727,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $29.8 million in modifications at June 30, 2023, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2023, nonperforming assets totaled $9.8 million, as compared to $11.3 million at June 30, 2023, and $6.6 million at December 31, 2022. The decrease in NPAs was due to the decrease in NPLs, primarily attributable to the payoff of a $1.5 million NPL secured by commercial real estate acquired through the Citizens merger, which was partially offset by an increase in other real estate owned.

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

At December 31, 2023, the Company had outstanding commitments and approvals to extend credit of approximately $959.6 million (including $677.0 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2023, the Bank had pledged $1.1 billion of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $686.5 million, of which $113.2 million was advanced, while an additional $466,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, and $15.0 million was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $2.1 billion, subject to available collateral. Also, at December 31, 2023, the Bank had pledged a total of $362.4 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $300.0 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at December 31, 2023. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of December 31, 2023 and June 30, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2023, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$504,651	12.88%	$313,475	8.00%	n/a	n/a
Southern Bank	475,094	12.28%	309,401	8.00%	386,751	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	448,002	11.43%	235,106	6.00%	n/a	n/a
Southern Bank	426,731	11.03%	232,051	6.00%	309,401	8.00%
Tier I Capital (to Average Assets)
Consolidated	448,002	9.90%	181,100	4.00%	n/a	n/a
Southern Bank	426,731	9.45%	180,568	4.00%	225,711	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	432,529	11.04%	176,330	4.50%	n/a	n/a
Southern Bank	426,731	11.03%	174,038	4.50%	251,388	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,236	12.52%	$307,528	8.00%	n/a	n/a
Southern Bank	454,699	11.77%	308,932	8.00%	386,166	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	426,644	11.10%	230,646	6.00%	n/a	n/a
Southern Bank	407,764	10.56%	231,699	6.00%	308,932	8.00%
Tier I Capital (to Average Assets)
Consolidated	426,644	9.95%	171,470	4.00%	n/a	n/a
Southern Bank	407,764	9.54%	170,942	4.00%	193,083	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	411,196	10.70%	172,985	4.50%	n/a	n/a
Southern Bank	407,764	10.56%	173,774	4.50%	251,008	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2024, fixed rate 1- to 4-family residential loan production totaled $62.5 million (of which $6.4 million was originated for sale into the secondary market), as compared to $82.3 million during the same period of the prior fiscal year (of which $11.5 million was originated for sale into the secondary market). At December 31, 2023, the fixed rate residential loan portfolio was $606.5 million with a weighted average maturity of 182 months, as compared to $520.0 million at December 31, 2022, with a weighted average maturity of 196 months. The Company originated $29.4 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2023, as compared to $16.1 million during the same period of the prior fiscal year. At December 31, 2023, fixed rate loans with remaining maturities in excess of 10 years totaled $368.3 million, or 10.0% of net loans receivable, as compared to $335.6 million, or 11.3% of net loans receivable at December 31, 2022. The Company originated $151.4 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2023, as compared to $407.2 million during the same period of the prior fiscal year. The Company also originated $46.9 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2023, as compared to $82.8 million during the same period of the prior fiscal year. At December 31, 2023, adjustable-rate home equity lines of credit increased to $69.8 million, as compared to $50.6 million at December 31, 2022. At December 31, 2023, the Company’s investment portfolio had an expected weighted-average life of 5.3 years, compared to 5.8 years at December 31, 2022. Effective duration of the portfolio indicates a decreased price sensitivity of approximately 2.7% per 100 basis points movement in market rates at December 31, 2023, as compared to 5.2% at December 31, 2022. The decrease in effective duration is attributable to the Citizens merger, as investment securities retained from the acquired portfolio, or re-positioned from that portfolio had a relatively low duration on average. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2023, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$422,854	$(51,711)	(11)	9.93	(52)
+200 bp	448,995	(25,570)	(5)	10.31	(14)
+100 bp	466,275	(8,290)	(2)	10.48	3
0 bp	474,565	—	—	10.45	—
‑100 bp	466,653	(7,911)	(2)	10.10	(35)
‑200 bp	437,818	(36,747)	(8)	9.32	(113)
‑300 bp	393,356	(81,209)	(17)	8.26	(219)

June 30, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$259,599	$(114,765)	(31)	6.66	(226)
+200 bp	296,514	(77,850)	(21)	7.43	(149)
+100 bp	334,226	(40,138)	(11)	8.17	(75)
0 bp	374,364	—	—	8.92	—
‑100 bp	426,243	51,879	14	9.91	99
‑200 bp	480,345	105,981	28	10.95	203
‑300 bp	518,672	144,307	39	11.64	272

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. As a result of an independent model review, some key drivers were updated in our NPV calculation to align more closely with industry standards and best practices. The results reflected in the NPV table above for December 31, 2023, are based on some assumptions which differ as compared to those utilized in our model at June 30, 2023, and comparison of the results may not reflect actual changes in underlying interest rate sensitivity. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. This fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023, pressured our NPV. The Company’s sensitivity, which generally increased over recent periods, was partially offset by the Citizens merger in the third quarter of fiscal

2023, as the acquired balance sheet included a higher percentage of rate sensitive assets, and also by continued new loan originations at higher market interest rates. Since June 30, 2023, market interest rates have declined modestly, as noted in the “Executive Summary,” resulting in an improved NPV attributable to loan and investment portfolio appreciation as of December 31, 2023. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2023 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended December 31, 2023.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
10/01/23 - 10/31/23 period	—	$—	—	306,375
11/01/23 - 11/30/23 period	—	—	—	306,375
12/01/23 - 12/31/23 period	—	—	—	306,375

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 9, 2024	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2024	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: February 9, 2024	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)