Form 10-Q
period 2024-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2024-05-10
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2024
Common Stock, Par Value $.01	11,355,266 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND JUNE 30, 2023

	March 31, 2024	June 30, 2023
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$168,273	$53,979
Interest-bearing time deposits	490	1,242
Available for sale securities	433,689	417,554
Stock in FHLB of Des Moines	8,667	11,540
Stock in Federal Reserve Bank of St. Louis	9,067	9,061
Loans receivable, net of ACL of $51,336 and $47,820 at March 31, 2024 and June 30, 2023, respectively	3,719,858	3,571,078
Accrued interest receivable	21,807	18,871
Premises and equipment, net	95,801	92,397
Bank owned life insurance – cash surrender value	73,101	71,684
Goodwill	50,727	50,773
Other intangible assets, net	27,322	30,472
Prepaid expenses and other assets	38,190	31,560
Total assets	$4,646,992	$4,360,211

Liabilities and Stockholders' Equity
Deposits	$3,995,510	$3,725,540
Advances from FHLB	102,043	133,514
Accounts payable and other liabilities	34,747	27,271
Accrued interest payable	11,965	4,723
Subordinated debt	23,143	23,105
Total liabilities	4,167,408	3,914,153

Common stock, $.01 par value; 25,000,000 shares authorized; 11,959,157 and 11,919,087 shares issued at March 31, 2024 and June 30, 2023, respectively	120	119
Additional paid-in capital	219,591	218,260
Retained earnings	300,227	270,720
Treasury stock of 593,063 and 588,625 shares at March 31, 2024 and June 30, 2023, respectively, at cost	(21,303)	(21,116)
Accumulated other comprehensive loss	(19,051)	(21,925)
Total stockholders' equity	479,584	446,058
Total liabilities and stockholders' equity	$4,646,992	$4,360,211

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2024	2023	2024	2023

Interest Income
Loans	$55,952	$43,115	$164,063	$113,288
Investment securities	1,729	2,076	5,217	3,519
Mortgage-backed securities	3,757	1,652	10,614	3,654
Other interest-earning assets	2,587	1,443	3,813	1,672
Total interest income	64,025	48,286	183,707	122,133
Interest Expense
Deposits	28,021	13,705	74,032	28,061
Securities sold under agreements to repurchase	—	213	—	213
Advances from FHLB	1,060	206	3,978	2,300
Subordinated debt	435	395	1,309	1,033
Total interest expense	29,516	14,519	79,319	31,607
Net Interest Income	34,509	33,767	104,388	90,526
Provision for Credit Losses	900	10,072	2,700	16,266
Net Interest Income After Provision for Credit Losses	33,609	23,695	101,688	74,260
Noninterest Income
Deposit account charges and related fees	1,847	2,089	5,421	5,578
Bank card interchange income	1,301	1,374	3,974	3,471
Loan late charges	150	161	409	402
Loan servicing fees	267	265	783	834
Other loan fees	757	465	1,758	1,959
Net realized gains on sale of loans	99	132	616	550
Net realized losses on sale of AFS securities	(807)	—	(1,489)	—
Earnings on bank owned life insurance	483	368	1,413	1,006
Insurance brokerage commissions	312	349	886	899
Wealth management	866	463	2,329	1,241
Other income	309	618	977	1,314
Total noninterest income	5,584	6,284	17,077	17,254
Noninterest Expense
Compensation and benefits	13,750	14,188	39,360	33,733
Occupancy and equipment, net	3,623	3,024	10,615	7,914
Data processing expense	2,349	2,505	7,039	5,380
Telecommunications expense	464	449	1,460	1,127
Deposit insurance premiums	677	231	1,824	710
Legal and professional fees	412	2,324	1,215	3,587
Advertising	622	409	1,479	1,074
Postage and office supplies	344	331	929	779
Intangibles amortization	1,018	812	3,053	1,615
Foreclosed property expenses	60	280	96	275
Other operating expense	1,730	2,439	5,546	5,356
Total noninterest expense	25,049	26,992	72,616	61,550
Income Before Income Taxes	14,144	2,987	46,149	29,964
Income Taxes	2,837	578	9,497	6,288
Net Income	$11,307	$2,409	$36,652	$23,676

Basic earnings per share	$1.00	$0.22	$3.23	$2.42
Diluted earnings per share	$0.99	$0.22	$3.22	$2.41
Dividends paid	$0.21	$0.21	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023

Net Income	$11,307	$2,409	$36,652	$23,676
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(1,130)	901	2,195	(756)
Less: reclassification adjustment for realized losses included in net income	(807)	—	(1,489)	—
Tax (expense) benefit	72	(198)	(810)	166
Total other comprehensive income (loss)	(251)	703	2,874	(590)
Comprehensive Income	$11,056	$3,112	$39,526	$23,086

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	For the three- and nine- month period ended March 31, 2024
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF DECEMBER 31, 2023	$119	$218,675	$291,304	$(21,116)	$(18,800)	$470,182

Net Income			11,307			11,307
Change in unrealized loss on available for sale securities					(251)	(251)
Dividends paid on common stock ($.21 per share)			(2,384)			(2,384)
Stock option expense		84				84
Stock grant expense		657				657
Stock options exercised		175				175
Common stock issued	1					1
Treasury stock purchased				(187)		(187)
BALANCE AS OF MARCH 31, 2024	$120	$219,591	$300,227	$(21,303)	$(19,051)	$479,584

BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

Net Income			36,652			36,652
Change in unrealized loss on available for sale securities					2,874	2,874
Dividends paid on common stock ($.63 per share)			(7,145)			(7,145)
Stock option expense		283				283
Stock grant expense		657				657
Stock options exercised		391				391
Common stock issued	1					1
Treasury stock purchased				(187)		(187)
BALANCE AS OF MARCH 31, 2024	$120	$219,591	$300,227	$(21,303)	$(19,051)	$479,584

	For the three- and nine- month period ended March 31, 2023
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF DECEMBER 31, 2022	$98	$119,271	$257,506	$(21,116)	$(18,780)	$336,979

Net Income			2,409			2,409
Change in unrealized loss on available for sale securities					703	703
Dividends paid on common stock ($.21 per share)			(2,376)			(2,376)
Stock option expense		68				68
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF MARCH 31, 2023	$119	$218,182	$257,539	$(21,116)	$(18,077)	$436,647

BALANCE AS OF JUNE 30, 2022	$98	$119,162	$240,115	$(21,116)	$(17,487)	$320,772

Net Income			23,676			23,676
Change in unrealized loss on available for sale securities					(590)	(590)
Dividends paid on common stock ($.63 per share)			(6,252)			(6,252)
Stock option expense		177				177
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF MARCH 31, 2023	$119	$218,182	$257,539	$(21,116)	$(18,077)	$436,647

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2024	2023

Cash Flows From Operating Activities:
Net Income	$36,652	$23,676
Items not requiring (providing) cash:
Depreciation	4,452	3,429
Gain on disposal of fixed assets	(13)	(317)
Stock option and stock grant expense	940	761
Loss on sale/write-down of REO	55	140
Amortization of intangible assets	3,053	1,615
Accretion of purchase accounting adjustments	(4,277)	(2,166)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,413)	(1,006)
Provision for credit losses	2,700	16,266
Loss realized on sale of AFS securities	1,489	—
Net (accretion) amortization of premiums and discounts on securities	(500)	646
Originations of loans held for sale	(16,263)	(14,673)
Proceeds from sales of loans held for sale	16,021	14,723
Gain on sales of loans held for sale	(616)	(550)
Changes in:
Accrued interest receivable	(2,936)	(2,901)
Prepaid expenses and other assets	(848)	(815)
Accounts payable and other liabilities	8,889	136
Deferred income taxes	420	(1,981)
Accrued interest payable	7,242	2,383
Net cash provided by operating activities	55,047	39,366
Cash flows from investing activities:
Net increase in loans	(149,660)	(311,095)
Net change in interest-bearing deposits	744	1,244
Proceeds from maturities of available for sale securities	28,032	27,987
Proceeds from sales of available for sale securities	29,375	136,714
Net redemptions (purchases) of Federal Home Loan Bank stock	2,873	(788)
Net purchases of Federal Reserve Bank of St. Louis stock	(6)	(2,701)
Purchases of available-for-sale securities	(70,848)	(131,827)
Purchases of long-term investment	(160)	(165)
Purchases of premises and equipment	(7,125)	(4,225)
Net cash received in acquisition	—	210,704
Investments in state & federal tax credits	(6,494)	(4,423)
Proceeds from sale of fixed assets	16	3,464
Proceeds from sale of foreclosed assets	992	1,122
Proceeds from BOLI claim	—	270
Net cash used in investing activities	(172,261)	(73,719)
Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(10,304)	(104,729)
Net increase in certificates of deposits	280,292	193,749
Net decrease in securities sold under agreements to repurchase	—	(27,629)
Proceeds from Federal Home Loan Bank advances	271,000	1,579,630
Repayments of Federal Home Loan Bank advances	(302,539)	(1,572,668)
Exercise of stock options	391	—
Purchase of treasury stock	(187)	—
Dividends paid on common stock	(7,145)	(6,252)
Net cash provided by financing activities	231,508	62,101
Increase in cash and cash equivalents	114,294	27,748
Cash and cash equivalents at beginning of period	53,979	86,792
Cash and cash equivalents at end of period	$168,273	$114,540
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,742	$1,073
Conversion of loans to repossessed assets	191	58
Right of use assets obtained in exchange for lease obligations: Operating Leases	734	82

The Company purchased all of the Citizens Bancshares Company on January 20, 2023.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$1,019,722
Less: common stock issued	—	98,280
Cash paid	—	34,889
Liabilities assumed	—	886,553

Cash paid during the period for:
Interest (net of interest credited)	$5,984	$3,717
Income taxes	1,882	4,062

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2023, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2023 Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At March 31, 2024, assets of the REIT were approximately $1.4 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $112.5 million and $3.8 million at March 31, 2024 and June 30, 2023, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $1.3 million exceeding the FDIC’s deposit insurance limits at March 31, 2024 and June 30, 2023, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2024, or June 30, 2023.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2023, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at March 31, 2024.

Intangible Assets. The Company’s intangible assets at March 31, 2024 included gross core deposit intangibles of $39.1 million with $16.9 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.1 million, and mortgage and SBA servicing rights of $2.8 million. At June 30, 2023, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $14.0 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $3.9 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $1.0 million in the remainder of fiscal 2024, $3.5 million in fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, and $11.5 million thereafter. As of June 30, 2023, there was no impairment indicated, and there was no impairment of other intangible assets at March 31, 2024.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $104.8 million and $102.0 million as of March 31, 2024 and June 30, 2023, respectively, and investment management assets totaling $480.0 million and $464.2 million as of March 31, 2024 and June 30, 2023, respectively.

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

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$30,008	$25	$(1,925)	$—	$28,108
Corporate obligations	35,826	126	(2,139)	—	33,813
Asset backed securities	63,561	1,514	(280)	—	64,795
Other securities	5,657	21	(70)	—	5,608
Total debt and equity securities	135,052	1,686	(4,414)	—	132,324

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	107,807	645	(7,471)	—	100,981
Commercial MBS issued by GSEs	65,311	150	(6,404)	—	59,057
CMOs issued by GSEs	149,899	58	(8,630)	—	141,327
Total MBS and CMOs	323,017	853	(22,505)	—	301,365
Total AFS securities	$458,069	$2,539	$(26,919)	$—	$433,689

	June 30, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt and equity securities:
Obligations of states and political subdivisions	$45,285	$20	$(2,737)	$—	$42,568
Corporate obligations	35,700	19	(3,181)	—	32,538
Asset backed securities	67,897	1,274	(545)		68,626
Other securities	3,587	39	(56)	—	3,570
Total debt and equity securities	152,469	1,352	(6,519)	—	147,302

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	97,612	122	(7,610)	—	90,124
Commercial MBS issued by GSEs	60,333	11	(6,959)	—	53,385
CMOs issued by GSEs	135,202	9	(8,468)	—	126,743
Total MBS and CMOs	293,147	142	(23,037)	—	270,252
Total AFS securities	$445,616	$1,494	$(29,556)	$—	$417,554

The amortized cost and estimated fair value of investment and MBS, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2024
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,455	$1,438
After one year but less than five years	25,465	24,522
After five years but less than ten years	59,624	57,701
After ten years	48,508	48,663
Total investment securities	135,052	132,324
MBS and CMOs	323,017	301,365
Total AFS securities	$458,069	$433,689

The carrying value of investment and MBS pledged as collateral to secure public deposits amounted to $268.0 million and $253.9 million at March 31, 2024 and June 30, 2023, respectively. The securities pledged consist of marketable securities, including $137.3 million and $129.2 million of MBS, $107.5 million and $94.8 million of CMOs, $18.7 million and $26.5 million of State and Political Subdivisions Obligations, and $4.5 million and $3.4 million of Other Securities at March 31, 2024 and June 30, 2023, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at March 31, 2024 and June 30, 2023:

	March 31, 2024
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$1,831	$8	$21,855	$1,917	$23,686	$1,925
Corporate obligations	—	—	26,908	2,139	26,908	2,139
Asset backed securities	—	—	10,464	280	10,464	280
Other securities	4,709	24	284	46	4,993	70
MBS and CMOs	72,766	831	188,120	21,674	260,886	22,505
Total AFS securities	$79,306	$863	$247,631	$26,056	$326,937	$26,919

	June 30, 2023
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$11,574	$184	$26,763	$2,553	$38,337	$2,737
Corporate obligations	14,709	1,074	13,821	2,107	28,530	3,181
Asset backed securities	22,628	263	698	282	23,326	545
Other securities	1,970	11	350	45	2,320	56
MBS and CMOs	87,354	1,525	145,673	21,512	233,027	23,037
Total AFS securities	$138,235	$3,057	$187,305	$26,499	$325,540	$29,556

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include five individual securities which have been in an unrealized loss position for less than 12 months and 45 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and other Obligations. The unrealized losses on the Company’s investments in corporate obligations include one security which has been in an unrealized loss position for less than 12 months and 19 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed securities. The unrealized losses on the Company’s investments in asset-backed securities include no individual securities which have been in an unrealized loss position for less than 12 months and six individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 21 individual securities which have been in an unrealized loss position for less than 12 months, and 113 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of March 31, 2024, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three- and nine- month periods ended March 31, 2024 and 2023.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2024	June 30, 2023
Real Estate Loans:
Residential	$1,200,723	$1,133,417
Construction	432,030	550,052
Commercial	1,608,935	1,562,379
Consumer loans	140,123	133,515
Commercial loans	616,603	599,030
	3,998,414	3,978,393
Loans in process	(226,969)	(359,196)
Deferred loan fees, net	(251)	(299)
Allowance for credit losses	(51,336)	(47,820)
Total loans	$3,719,858	$3,571,078

The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At March 31, 2024, the Bank had purchased participations in 69 loans totaling $174.6 million, as compared to 86 loans totaling $155.6 million at June 30, 2023.

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within our primary market area. The majority of the multi-family residential loans that have been originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand and supply, rental rates, and vacancies, as well as collateral values and borrower leverage.

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally to finance the construction of owner-occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three-month periods to facilitate project completion. The Company’s average term of construction loans is approximately 12 months. During construction, loans typically require monthly interest-only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further provide the Company an opportunity to assess risk. At March 31, 2024, construction loans outstanding included 41 loans, totaling $18.0 million, for which a modification had been agreed to. At June 30, 2023, construction loans outstanding included 53 loans, totaling $33.4 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as modifications to borrowers experiencing financial difficulty.

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

Allowance for Credit Losses. The PCL for the three- and nine- month periods ended March 31, 2024, was $900,000 and $2.7 million, respectively, compared to $10.1 million and $16.3 million in the same periods of the prior fiscal year. The PCL for the nine- month period ended March 31, 2024 was the result of a $4.9 million provision attributable to the ACL for loan balances outstanding, partially offset by a recovery of $2.2 million in provision attributable to the allowance for off-balance sheet credit exposures. In the same period of the prior fiscal year, the ACL required for PCD loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million, and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures in the prior period was increased by $1.8 million due to the Citizens merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $3.1 million and $9.3 million for the three- and nine-month periods ended March 31, 2023, respectively, of which $2.0 million and $6.6 million, respectively, were attributable to the required ACL for loan balances outstanding, while $1.1 million and $2.7 million, respectively, were attributable to the required allowance for off-balance sheet credit exposures, for the three- and nine-month periods. The Company’s assessment of the economic outlook at March 31, 2024, was slightly improved as compared to the assessment as of June 30, 2023. Qualitative adjustments in the Company’s ACL model were slightly decreased based on a reduction in the pace of growth in the Company’s loan portfolio. The Company modestly increased ACL adjustments to some individually analyzed classified loans that have been slow to recover from the COVID-19 pandemic and other smaller balance loans. As a percentage of average loans outstanding, the Company recorded net charge offs of five basis points (annualized) for the first nine months of fiscal 2024 compared to two basis points in the same period of the prior fiscal year. Decreased provisioning for off-balance sheet credit exposures is attributable primarily to changes in the level of outstanding credit commitments. The Company has estimated its expected credit losses as of March 31, 2024, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. Specifically, management considered the following primary qualitative items in its estimate of the ACL:

●  economic conditions and projections as provided by Moody’s Analytics, including baseline and downside scenarios, were utilized in the Company’s estimate at March 31, 2024. Economic factors considered in the projections included national and state levels of unemployment, and national and state rates of inflation-adjusted growth in the gross domestic product. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2023;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure is considered to be a moderate and slightly decreasing risk factor, relative to June 30, 2023;

● levels and trends for loan delinquencies nationally and in the region. This is considered to be a low and stable risk factor, relative to June 30, 2023;

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

The following tables present the balance in the ACL based on portfolio segment as of March 31, 2024 and 2023, and activity in the ACL for the three- and nine- month periods ended March 31, 2024 and 2023:

	At period end and for the nine months ended March 31, 2024
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$15,641	$2,664	$22,838	$909	$5,768	$47,820
Provision (benefit) charged to expense	(151)	(28)	4,250	185	594	4,850
Losses charged off	(133)	(289)	(496)	(263)	(249)	(1,430)
Recoveries	—	—	18	69	9	96
Balance, end of period	$15,357	$2,347	$26,610	$900	$6,122	$51,336

	At period end and for the three months ended March 31, 2024
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$15,096	$2,864	$25,177	$890	$6,057	$50,084
Provision (benefit) charged to expense	262	(517)	1,433	53	127	1,358
Losses charged off	(1)	—	—	(48)	(65)	(114)
Recoveries	—	—	—	5	3	8
Balance, end of period	$15,357	$2,347	$26,610	$900	$6,122	$51,336

	At period end and for the nine months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Initial ACL on PCD loans	96	12	628	164	221	1,121
Provision charged to expense	4,462	1,406	1,324	283	4,325	11,800
Losses charged off	(2)	—	(245)	(189)	(17)	(453)
Recoveries	1	—	—	18	6	25
Balance, end of period	$13,465	$3,638	$18,545	$986	$9,051	$45,685

	At period end and for the three months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$12,499	$2,754	$16,806	$761	$4,663	$37,483
Initial ACL on PCD loans	96	12	628	164	221	1,121
Provision charged to expense	870	872	1,111	165	4,167	7,185
Losses charged off	—	—	—	(113)	—	(113)
Recoveries	—	—	—	9	—	9
Balance, end of period	$13,465	$3,638	$18,545	$986	$9,051	$45,685

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of March 31, 2024 and 2023, and activity in the allowance for the three- and nine- month periods ended March 31, 2024 and 2023:

	At period end and for the nine months ended March 31, 2024
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$71	$4,809	$475	$73	$860	$6,288
Provision (benefit) charged to expense	32	(2,179)	(59)	—	56	(2,150)
Balance, end of period	$103	$2,630	$416	$73	$916	$4,138

	At period end and for the three months ended March 31, 2024
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$77	$3,083	$469	$68	$899	$4,596
Provision (benefit) charged to expense	26	(453)	(53)	5	17	(458)
Balance, end of period	$103	$2,630	$416	$73	$916	$4,138

	At period end and for the nine months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	47	3,400	(80)	41	1,058	4,466
Balance, end of period	$105	$5,578	$341	$102	$1,698	$7,824

	At period end and for the three months ended March 31, 2023
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$70	$3,629	$480	$56	$702	$4,937
Provision (benefit) charged to expense	35	1,949	(139)	46	996	2,887
Balance, end of period	$105	$5,578	$341	$102	$1,698	$7,824

The current fiscal year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Real Estate Loans:
Residential	$—	$—	$—	$97	$—	$36	$—	$133
Construction	—	100	78	111	—	—	—	289
Commercial	—	496	—	—	—	—	—	496
Consumer loans	7	123	97	29	—	7	—	263
Commercial loans	—	59	180	10	—	—	—	249
Total current-period gross charge-offs	$7	$778	$355	$247	$—	$43	$—	$1,430

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and fiscal year of origination as of March 31, 2024. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Residential Real Estate
Pass	$144,167	$321,471	$291,486	$240,540	$88,617	$99,045	$11,265	$1,196,591
Watch	772	248	87	543	100	212	—	1,962
Special Mention	—	—	—	—	—	—	—	—
Substandard	30	869	467	190	94	520	—	2,170
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$144,969	$322,588	$292,040	$241,273	$88,811	$99,777	$11,265	$1,200,723

Construction Real Estate
Pass	$53,463	$131,996	$19,602	$—	$—	$—	$—	$205,061
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$53,463	$131,996	$19,602	$—	$—	$—	$—	$205,061

Commercial Real Estate
Pass	$199,494	$404,802	$459,603	$250,979	$79,670	$104,358	$43,014	$1,541,920
Watch	1,019	23,038	1,392	155	4,112	77	520	30,313
Special Mention	—	—	—	—	—	—	—	—
Substandard	5,083	1,482	28,198	162	34	929	814	36,702
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$205,596	$429,322	$489,193	$251,296	$83,816	$105,364	$44,348	$1,608,935

Consumer
Pass	$24,221	$21,497	$8,513	$3,436	$1,002	$1,175	$79,919	$139,763
Watch	3	—	—	—	—	—	—	3
Special Mention	—	—	—	—	—	—	—	—
Substandard	1	23	18	4	20	193	98	357
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$24,225	$21,520	$8,531	$3,440	$1,022	$1,368	$80,017	$140,123

Commercial
Pass	$136,749	$87,926	$58,761	$57,240	$7,220	$12,207	$249,891	$609,994
Watch	1,525	323	101	—	—	17	537	2,503
Special Mention	—	—	—	—	—	—	—	—
Substandard	564	751	1,182	108	261	905	335	4,106
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$138,838	$89,000	$60,044	$57,348	$7,481	$13,129	$250,763	$616,603

Total Loans
Pass	$558,094	$967,692	$837,965	$552,195	$176,509	$216,785	$384,089	$3,693,329
Watch	3,319	23,609	1,580	698	4,212	306	1,057	34,781
Special Mention	—	—	—	—	—	—	—	—
Substandard	5,678	3,125	29,865	464	409	2,547	1,247	43,335
Doubtful	—	—	—	—	—	—	—	—
Total	$567,091	$994,426	$869,410	$553,357	$181,130	$219,638	$386,393	$3,771,445

At March 31, 2024, PCD loans comprised $40.0 million of credits rated “Pass”; $8.5 million of credits rated “Watch”; none rated “Special Mention”; $3.4 million of credits rated “Substandard”; and none rated “Doubtful”.

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2024 and June 30, 2023. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2024
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,068	$334	$879	$2,281	$1,198,442	$1,200,723	$81
Construction	486	69	—	555	204,506	205,061	—
Commercial	442	129	1,112	1,683	1,607,252	1,608,935	—
Consumer loans	795	257	193	1,245	138,878	140,123	—
Commercial loans	1,613	333	930	2,876	613,727	616,603	—
Total loans	$4,404	$1,122	$3,114	$8,640	$3,762,805	$3,771,445	$81

	June 30, 2023
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
(dollars in thousands)
Real Estate Loans:
Residential	$1,984	$401	$483	$2,868	$1,130,549	$1,133,417	$109
Construction	443	311	698	1,452	189,404	190,856	—
Commercial	616	1,854	1,580	4,050	1,558,329	1,562,379	—
Consumer loans	456	124	212	792	132,723	133,515	—
Commercial loans	713	77	789	1,579	597,451	599,030	—
Total loans	$4,212	$2,767	$3,762	$10,741	$3,608,456	$3,619,197	$109

At March 31, 2024, and June 30, 2023 there was no PCD loan that was greater than 90 days past due.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at March 31, 2024, and June 30, 2023:

	March 31, 2024
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Real estate loans
1- to 4-family residential real estate	$807	$126
Commercial real estate	23,230	9,269
Commercial	1,178	494
Total loans	$25,215	$9,889

	June 30, 2023
	Amortized cost basis of
	loans determined to be	Related allowance
(dollars in thousands)	collateral dependent	for credit losses
Real estate loans
1- to 4-family residential	$837	$156
Construction real estate	642	79
Commercial real estate	4,897	666
Total loans	$6,376	$901

The increase in commercial real estate collateral dependent loans is due primarily to two metropolitan area hotel relationships being individually analyzed as of March 31, 2024; the Company was previously evaluating its non-owner occupied commercial real estate pool for qualitative adjustments related to similar loans.

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at March 31, 2024, and June 30, 2023. The table excludes performing modifications to borrowers experiencing financial difficulty at March 31, 2024 and excludes performing troubled debt restructurings (“TDRs”) at June 30, 2023.

(dollars in thousands)	March 31, 2024	June 30, 2023
Residential real estate	$1,416	$934
Construction real estate	—	698
Commercial real estate	3,250	4,564
Consumer loans	674	256
Commercial loans	1,989	1,091
Total loans	$7,329	$7,543

At March 31, 2024, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and nine- month periods ended March 31, 2024 and 2023, was immaterial.

Modifications to Borrowers Experiencing Financial Difficulty. The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective July 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

During the three- month period ended March 31, 2024, there were no loan modifications made for borrowers experiencing financial difficulty. During the nine- month period ended March 31, 2024, certain loan modifications were made to loans for borrowers experiencing financial difficulty. They are shown, segregated by class, in the table below:

For the nine-month periods ended
March 31, 2024
	Number of	Recorded
(dollars in thousands)	modifications	Investment
Residential real estate	—	$—
Construction real estate	—	—
Commercial real estate	—	—
Consumer loans	—	—
Commercial loans	2	859
Total	2	$859

Performing loans classified as modifications to borrowers experiencing financial difficulty outstanding at March 31, 2024 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

	March 31, 2024
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
Residential real estate	$—	$—	$807	$—	0.07%
Construction real estate	—	—	—	—	—%
Commercial real estate	—	—	23,627	—	1.47%
Consumer loans	—	—	—	—	—%
Commercial loans	—	235	179	—	0.07%
Total	$—	$235	$24,613	$—	0.66%

TDRs. Prior to the adoption of ASU 2022-02, the Company’s loans that were subject to classification as TDRs were generally the result of guidance under ASU No. 2011-02, which indicated that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. Certain TDRs were classified as nonperforming at the time of restructuring and typically were returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

During the three- and nine- month periods ended March 31, 2023, there were no loans modified as TDRs.

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

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2024 and June 30, 2023, the Company had no foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of March 31, 2024, and June 30, 2023, the Company had residential mortgage loans and home equity loans with a carrying value of $2.1 million and $1.5 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2024	June 30, 2023
Land	$15,380	$15,415
Buildings and improvements	83,982	79,661
Construction in progress	347	450
Furniture, fixtures, equipment and software	27,095	26,404
Automobiles	112	122
Operating leases ROU asset	6,859	6,125
	133,775	128,177
Less accumulated depreciation	37,974	35,780
	$95,801	$92,397

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At March 31, 2024, the Company had 13 leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

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

	March 31, 2024	June 30, 2023
Consolidated Balance Sheet
Operating leases ROU asset	$6,859	$6,125
Operating leases liability	$6,859	$6,125

	For the three-month periods ended		For the nine-month periods ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$294	$189	$880	$467
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$208	$148	$623	$354
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$2,445	$—

At March 31, 2024, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2024	$215
2025	806
2026	754
2027	742
2028	728
Thereafter	8,930
Future lease payments expected	$12,175

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine- month periods ended March 31, 2024, income recognized from these lessor agreements was $79,000 and $212,000, respectively. For the three- and nine- month periods ended March 31, 2023, income recognized from these lessor agreements was $39,000 and $171,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2024	June 30, 2023
Non-interest bearing accounts	$525,959	$597,600
NOW accounts	1,300,358	1,328,423
Money market deposit accounts	369,653	452,728
Savings accounts	455,212	282,753
Certificates	1,344,328	1,064,036
Total Deposit Accounts	$3,995,510	$3,725,540

Brokered certificates totaled $176.9 million at March 31, 2024, compared to $146.5 million at June 30, 2023.

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2024	2023	2024	2023

Net income	$11,307	$2,409	$36,652	$23,676
Less: distributed earnings allocated to participating securities	(12)	(10)	(37)	(31)
Less: undistributed earnings allocated to participating securities	(46)	(8)	(151)	(89)
Net income available to common shareholders	$11,249	$2,391	$36,464	$23,556

Denominator for basic earnings per share -
Weighted-average shares outstanding	11,301,577	10,843,689	11,298,174	9,739,673
Effect of dilutive securities stock options or awards	10,971	14,652	9,260	20,459
Denominator for diluted earnings per share	11,312,548	10,858,341	11,307,434	9,760,132

Basic earnings per share available to common stockholders	$1.00	$0.22	$3.23	$2.42
Diluted earnings per share available to common stockholders	$0.99	$0.22	$3.22	$2.41

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 75,000 and 79,830 were excluded from the computation of diluted earnings per share for the three- and nine- month periods ended March 31, 2024, respectively, while outstanding options and shares of restricted stock totaling 84,740 and 66,440 were excluded from the computation of diluted earnings per share for the three- and nine- month periods ended March 31, 2023, respectively.

Note 8: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal examinations by tax authorities for tax years ending June 30, 2019 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Income taxes
Current	$2,417	$2,572	$9,077	$8,269
Deferred	420	(1,994)	420	(1,981)
Total income tax provision	$2,837	$578	$9,497	$6,288

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	March 31, 2024	June 30, 2023
Deferred tax assets:
Provision for losses on loans	$12,070	$12,101
Accrued compensation and benefits	969	974
NOL carry forwards acquired	123	709
Low income tax credit carry forward	595	1,192
Unrealized loss on other real estate	949	818
Unrealized loss on available for sale securities	5,363	6,174
Total deferred tax assets	20,069	21,968

Deferred tax liabilities:
Purchase accounting adjustments	2,449	2,348
Depreciation	4,684	4,276
FHLB stock dividends	120	120
Prepaid expenses	677	728
Other	509	1,636
Total deferred tax liabilities	8,439	9,108
Net deferred tax asset	$11,630	$12,860

As of March 31, 2024, the Company had approximately $557,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger, the February 2014 Citizens State Bankshares of Bald Knob, Inc. merger, the April 2020 Central Federal Savings and Loan merger, the February 2022 Fortune merger, and the January 2023 Citizens merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Tax at statutory rate	$2,970	$627	$9,692	$6,292
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(124)	(54)	(349)	(211)
State tax, net of Federal benefit	61	(179)	356	—
Cash surrender value of Bank-owned life insurance	(101)	(77)	(297)	(211)
Tax credit benefits	(3)	(3)	(10)	(7)
Other, net	34	264	105	425
Actual provision	$2,837	$578	$9,497	$6,288

For the three- and nine- month periods ended March 31, 2024 and 2023, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2023. For fiscal 2024, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine- month period ended March 31, 2024, retirement plan expenses recognized for the Plan totaled approximately $683,000 and $2.1 million, respectively, as compared to $619,000 and $1.7 million for the same periods of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At March 31, 2024, the Debentures carried an interest rate of 8.34%. The balance of the Debentures outstanding was $7.2 million at both March 31, 2024 and June 30, 2023. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At March 31, 2024, the current rate was 8.04%. The carrying value of the debt securities was approximately $2.8 million and $2.7 million at March 31, 2024 and June 30, 2023, respectively.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At March 31, 2024, the current rate was 7.39%. The carrying value of the debt securities was approximately $5.5 million at both March 31, 2024 and June 30, 2023.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $467,000 and $464,000 at March 31, 2024 and June 30, 2023, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million and $7.7 million at March 31, 2024 and June 30, 2023, respectively.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and June 30, 2023:

	Fair Value Measurements at March 31, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$28,108	$—	$28,108	$—
Corporate obligations	33,813	—	33,813	—
Asset backed securities	64,795	—	64,795	—
Other securities	5,608	—	5,608	—
MBS and CMOs	301,365	—	301,365	—

	Fair Value Measurements at June 30, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$42,568	$—	$42,568	$—
Corporate obligations	32,538	—	32,538	—
Asset backed securities	68,626	—	68,626	—
Other securities	3,570	—	3,570	—
MBS and CMOs	270,252	—	270,252	—

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2024 and June 30, 2023:

Fair Value Measurements at March 31, 2024, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$759	$—	$—	$759

Fair Value Measurements at June 30, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,472	$—	$—	$1,472

The following table presents losses recognized on assets measured on a non-recurring basis for the nine -month periods ended March 31, 2024 and 2023:

	For the nine months ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Foreclosed and repossessed assets held for sale	$(687)	$(123)
Total losses on assets measured on a non-recurring basis	$(687)	$(123)

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2024 and June 30, 2023.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	March 31, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$759	Third party appraisal	Marketability discount	17.9 - 17.9%	17.9%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,472	Third party appraisal	Marketability discount	14.9 - 14.9%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2024 and June 30, 2023.

	March 31, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$168,273	$168,273	$—	$—
Interest-bearing time deposits	490	—	490	—
Stock in FHLB	8,667	—	8,667	—
Stock in Federal Reserve Bank of St. Louis	9,067	—	9,067	—
Loans receivable, net	3,719,858	—	—	3,583,300
Accrued interest receivable	21,807	—	21,807	—
Financial liabilities
Deposits	3,995,510	2,651,184	—	1,337,030
Advances from FHLB	102,043	—	100,869	—
Accrued interest payable	11,965	—	11,965	—
Subordinated debt	23,143	—	—	20,458
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$53,979	$53,979	$—	$—
Interest-bearing time deposits	1,242	—	1,242	—
Stock in FHLB	11,540	—	11,540	—
Stock in Federal Reserve Bank of St. Louis	9,061	—	9,061	—
Loans receivable, net	3,571,078	—	—	3,393,791
Accrued interest receivable	18,871	—	18,871	—
Financial liabilities
Deposits	3,725,540	2,661,479	—	1,053,650
Advances from FHLB	133,514	—	131,821	—
Accrued interest payable	4,723	—	4,723	—
Subordinated debt	23,105	—	—	20,318
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 12: Business Combinations

On January 20, 2023, the Company completed its acquisition of Citizens and its wholly owned subsidiary, Citizens Bank, in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank with and into Southern Bank, coincident to the data systems conversion. For the three- and nine- month periods ended March 31, 2024, the Company incurred $4,000 and $98,000, respectively, compared to $3.3 million and $4.1 million in the same periods of the prior fiscal year, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

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

Of the total purchase price, $22.1 million was allocated to core deposit intangible, and is being amortized over ten years on a straight line basis, $2.6 million was allocated to the intangible related to the acquired trust and wealth management business line and is being amortized over ten years on a straight line basis, and $23.4 million was allocated to goodwill. None of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and Citizens Bank. To the extent that management revises any of the fair value of the above fair value adjustments as a result of continuing evaluation, the amount of goodwill recorded in the merger will change.

The Company acquired the $461.5 million loan portfolio at an estimated fair value discount of $14.1 million. The excess of expected cash flows above the fair value of the performing portion of loans is being accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value of $419.5 million and gross contractual amounts receivable of $520.0 million at the date of acquisition. Management identified 48 PCD loans, with a book balance of $27.5 million, associated with the Citizens acquisition (ASC 310-30).

The acquired business contributed revenues of $14.7 million and earnings of $2.5 million for the period from July 1, 2023 through March 31, 2024. The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	For the three months ended
	March 31,
(dollars in thousands)	2024	2023
Revenue	$40,093	$43,232
Earnings	$11,307	$4,103

	Pro Forma
	For the nine months ended
	March 31,
(dollars in thousands)	2024	2023
Revenue	$121,465	$138,709
Earnings	$36,652	$35,595

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2024, the Bank operated from its headquarters, 62 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 59 of its other branch offices. The remaining six branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2024, and results of operations for the three-and nine- month periods ended March 31, 2024 and 2023.

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

•the impact of technological changes;

•

cyber threats such as phishing, ransomware, and insider attacks can lead to financial loss, reputational damage, and regulatory penalties if sensitive customer data and critical infrastructure are not adequately protected; and

•our success at managing the risks involved in the foregoing.

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

During the first nine months of fiscal 2024, total assets increased by $286.8 million. The increase was primarily attributable to an increase in net loans receivable, cash equivalents, and available for sale (AFS) securities. Cash equivalents increased by $113.5 million; AFS securities increased $16.1 million; and loans, net of the ACL, increased $148.8 million. Liabilities increased $253.3 million, including an increase in deposits of $270.0 million, partially offset by a decrease in advances from the Federal Home Loan Bank (FHLB) of $31.5 million. Equity increased $33.5 million, attributable primarily to earnings retained after cash dividends paid, in combination with a $2.9 million reduction in accumulated other comprehensive losses (“AOCL”) due to losses recognized on the sale of AFS securities and as the market value of the Company’s investments appreciated due to the tightening of interest rate spreads.

Net income for the first nine months of fiscal 2024 was $36.7 million, an increase of $13.0 million, or 54.8% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to an increase in net interest income and a lower provision for credit losses (“PCL”) that was partially offset by increased noninterest expense, an increase in provision for income taxes, and slightly lower noninterest income. Diluted net income was $3.22 per common share for the first nine months of fiscal 2024, as compared to $2.41 per common share for the same period of the prior fiscal year. For the first nine months of fiscal 2024, as compared to the same period of the prior fiscal year, net interest income increased $13.9 million or 15.3%; provision for credit losses (“PCL”) decreased from $13.6 million to $2.7 million; noninterest income decreased $177,000, or 1.0%; noninterest expense increased $11.1 million, or 18.0%; and provision for income tax increased $3.2 million, or 51.0%. During the first nine months of fiscal 2024, the Bank sold bonds with a book value of $30.8 million, realizing a loss of $1.5 million recognized in noninterest income. These proceeds were reinvested into in higher yielding fixed rate securities, which is expected to result in an earn back of the realized loss in under two years. Recognition of this loss reduced after-tax net income by $1.2 million. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2024 remained volatile. While the yield curve remained inverted, with shorter-term obligations yielding more than longer-term obligations, the curve did flatten some. At times over the current nine-month period, market expectations for an easing of monetary policy by the Federal Reserve’s Open Market Committee (FOMC) driving yields in the mid-to-longer part of the curve lower. Market expectations reversed somewhat in the most recent quarter based mostly on inflation and employment data that was reported at higher-than-expected levels. While the Federal Reserve’s Open Market Committee (FOMC) has raised short-term rates significantly since March 2022, and the market and FOMC expect rates to normalize at some point, with lower longer term rates compared to the short end of the curve, a flattening has occurred in this period due to persistently higher inflation, increasing the mid to longer end of the curve since fiscal year end 2023. At March 31, 2024, as compared to June 30, 2023, the yield on two-year treasuries decreased from 4.90% to 4.63%; the yield on five-year treasuries increased from 4.16% to 4.22%; the yield on ten-year treasuries increased from 3.82% to 4.21%; and the yield on 30-year treasuries increased from 3.86% to 4.35%.

As compared to the first nine months of the prior fiscal year, our average yield on earning assets increased by 102 basis points, primarily attributable to increased yields on loans receivable, available for sale securities, and cash and cash equivalents, as compared to year-ago levels. Our cost of interest-bearing liabilities increased by 152 basis points, as the Company increased offering rates on nonmaturity accounts and maturing time deposits to adjust to the higher rate environment. Special deposit rates and some brokered CD funding were utilized to reduce the Company’s overnight borrowing position early in the period. (See “Results of Operations: Comparison of the nine-month periods ended March 31, 2024 and 2023 – Net Interest Income”.) Higher market rates reflected the policy of the FOMC, which has increased overnight funding rates and began a “quantitative tightening” program to reverse some of the excess reserves placed into the financial system since March 2020. The impact of the prior fiscal year’s rapid increase in the level of short-term market interest rates, along with the yield curve inversion has been concerning, as our cost of funds has increased at a faster pace than our asset yields over recent periods; however, relatively stable price competition for deposits, along with the increased percentage of our deposits that have already repriced in the current higher rate environment, in combination with new loan originations at higher market liabilities repricing more quickly than assets and the yield curve inversion has been concerning. Because of this, our cost of funds has increased at a faster pace than our asset yields over recent periods and may continue to do so. However, deposit pricing competition has stabilized and our deposits have mostly already adjusted to the higher rate environment. In combination with new loan originations at higher long term rates, may provide some relief to net interest income and net interest margin compression in future periods.

The Company’s net income is also affected by the level of its noninterest income and noninterest expense. Noninterest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expense consists primarily of compensation and employee benefits, occupancy-related expenses, data processing expense, telecommunications expense, deposit insurance assessments, professional fees, advertising, postage and office expenses, other insurance expenses, the amortization of intangible assets, and other general operating expenses.

The Company’s noninterest income for the nine-month period ended March 31, 2024, was $17.1 million, a decrease $177,000, or 1.0%, as compared to the same period of the prior fiscal year. In the current period, increases in wealth management, bank card interchange income, and earnings on bank owned life insurance (BOLI), were more than offset by realized losses on the sale of AFS securities, as well as lower other income, other loan fees, deposit account charges, and loan servicing fees. Wealth management has benefitted from higher assets under management, and BOLI earnings have improved due mostly to increased investments in policies, both attributable primarily to the Citizens merger partly due to asset appreciation; and interchange income has increased due to higher card volume year to date, driving fee income growth; and BOLI earnings have increased from higher credit rates as insurers pass on some of the increase in the underlying investment yields from the higher rate environment. These increases were more than offset by the realized losses in the investment portfolio; and inclusion in the prior-year period of a one-time gain on the sale of fixed assets of $317,000, resulting in lower other income in the current fiscal year. Other loan fees were down due to the decrease in loan origination volume, in commercial and specifically in and lower originations of residential real estate loans, specifically also resulted in declining recognition of new mortgage servicing rights; and deposit account charges and related fees have decreased due to changes adopted in July 2023 as to how fees are assessed on NSF items.

Noninterest expense for the nine-month period ended March 31, 2024, was $72.6 million, an increase of $11.1 million, or 18.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing fees, intangible amortization, and deposit insurance premiums, partially offset by a decrease in legal and professional fees. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, an increase in legacy employee headcount, as well as annual merit increases and inflation adjustments. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. The Company’s increase in data processing costs relates to the growing volume of transaction activity, increased costs of software licensing, and new programs for lending and wealth management. Intangible amortization also increased due to the Citizens merger. Increased deposit insurance premiums were primarily due to the increase in the assessment base following the Citizens merger as well as the FDIC’s increased base assessment rates effective January 2023. Legal and professional fees declined primarily due to inclusion in that category of merger-related expenses in the same period a year ago.

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

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

The Company experienced balance sheet growth in the first nine months of fiscal 2024, with total assets of $4.6 billion at March 31, 2024, reflecting an increase of $286.8 million, or 6.6%, as compared to June 30, 2023. Growth primarily reflected an increase in net loans receivable, cash and cash equivalents, and available for sale (AFS) securities.

Cash and cash equivalents were a combined $168.8 million at March 31, 2024, an increase of $113.5 million, or 205.6%, as compared to June 30, 2023. The increase was primarily the result of strong deposit generation that outpaced loan growth during the period. AFS securities were $433.7 million at March 31, 2024, up $16.1 million, or 3.9%, as compared to June 30, 2023.

Loans, net of the allowance for credit losses (“ACL"), were $3.7 billion at March 31, 2024, an increase of $148.8 million, or 4.2%, as compared to June 30, 2023. Gross loans increased by $152.3 million, while the ACL attributable to outstanding loan balances increased $3.5 million, or 7.4%, as compared to June 30, 2023. The increase in loan balances was attributable to growth in non-owner occupied commercial real estate loans, residential real estate loans, multi-family, and drawn construction loan balances. This was partially offset by pay-offs and paydowns in owner-occupied commercial real estate and commercial and industrial loans.

Loans anticipated to fund in the next 90 days totaled $117.2 million at March 31, 2024, as compared to $140.5 million at December 31, 2023, and $164.4 million at March 31, 2023.

The Bank’s concentration in non-owner occupied commercial real estate loans is estimated at 329.3% of Tier 1 capital and ACL on March 31, 2024, as compared to 330.2% as of June 30, 2023, with these loans representing 42.6% of total loans at March 31, 2024. Multi-family residential real estate, hospitality (hotels/restaurants), care facilities, retail stand-alone, and strip centers are the most common collateral types within the non-owner occupied commercial real estate loan portfolio. The multi-family residential real estate loan portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or having exited the program. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consist mainly of skilled nursing and assisted living centers; and the strip centers can be defined as non-mall shopping centers with a variety of tenants. Non-owner occupied office property types included 36 loans totaling $27.2 million, or 0.72% of total loans at March 31, 2024, none of which were adversely classified as of March 31, 2024, and are generally comprised of smaller spaces with diverse tenants. The Company continues to monitor its commercial real estate concentration and the individual segments closely.

Deposits were $4.0 billion at March 31, 2024, an increase of $270.0 million, or 7.2%, as compared to June 30, 2023. The deposit portfolio saw year-to-date increases in certificates of deposit and savings accounts, as customers remained willing to move balances into high yield savings accounts and special rate time deposits in the current higher rate environment. Public unit balances totaled $624.5 million at March 31, 2024, an increase of $46.0 million compared to June 30, 2023, and increased $30.4 million from December 31, 2023, the linked quarter, reflecting seasonal trends. Brokered deposits totaled $187.0 million at March 31, 2024, an increase of $27.3 million as compared to June 30, 2023, but a decrease of $13.6 million compared to December 31, 2023, the linked quarter. The average loan-to-deposit ratio for the third quarter of fiscal 2024 was 92.5%, as compared to 95.8% for the quarter ended June 30, 2023, and 91.2% for the same period of the prior fiscal year.

FHLB advances were $102.0 million at March 31, 2024, a decrease of $31.5 million, or 23.6%, as compared to June 30, 2023, as the Company utilized deposit growth to repay overnight and maturing FHLB advances. For the quarter ended March 31, 2024, the Company continued to have no FHLB overnight borrowings.

The Company’s stockholders’ equity was $479.6 million at March 31, 2024, an increase of $33.5 million, or 7.5%, as compared to June 30, 2023. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $2.9 million reduction in accumulated other comprehensive losses (“AOCL”) due to losses recognized on the sale of AFS securities and as the market value of the Company’s investments appreciated during the fiscal year to date due to the tightening of interest rate spreads. The AOCL totaled $19.1 million at March 31, 2024, compared $21.9 million at June 30, 2023. The Company does not hold any securities classified as held-to-maturity. The increase in stockholders’ equity was partially offset by $187,000 utilized for repurchases of 4,438 shares of the Company’s common stock during the third fiscal quarter of 2024 at an average price of $42.04 per share.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine- Month Periods Ended

March 31, 2024 and 2023

The tables below present certain information regarding our financial condition and net interest income for the three- and nine- month periods ended March 31, 2024 and 2023. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2024			March 31, 2023
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,033,034	$42,957	5.67	$2,738,256	$33,740	4.93
Other loans (1)	693,597	12,995	7.49	596,641	9,375	6.29
Total net loans	3,726,631	55,952	6.01	3,334,897	43,115	5.17
Mortgage-backed securities	308,236	3,757	4.88	294,029	1,652	2.25
Investment securities (2)	164,668	1,729	4.20	129,755	2,076	6.40
Other interest-earning assets	182,427	2,587	5.67	129,977	1,443	4.55
TOTAL INTEREST- EARNING ASSETS (1)	4,381,962	64,025	5.84	3,888,658	48,286	4.97
Other noninterest-earning assets (3)	291,591	—		270,131	—
TOTAL ASSETS	$4,673,553	$64,025		$4,158,789	$48,286

Interest-bearing liabilities:
Savings accounts	$415,814	$2,506	2.41	$332,890	$517	0.62
NOW accounts	1,323,565	7,254	2.19	1,416,933	5,605	1.58
Money market accounts	387,857	3,109	3.21	394,996	2,191	2.22
Certificates of deposit	1,370,266	15,152	4.42	901,344	5,392	2.39
TOTAL INTEREST- BEARING DEPOSITS	3,497,502	28,021	3.20	3,046,163	13,705	1.80
Borrowings:
Securities sold under agreements to repurchase	—	—	—	16,592	213	5
FHLB advances	111,830	1,060	3.79	35,645	206	2.31
Junior subordinated debt	23,137	435	7.51	23,086	395	6.84
TOTAL INTEREST- BEARING LIABILITIES	3,632,469	29,516	3.25	3,121,486	14,519	1.86
Noninterest-bearing demand deposits	532,075	—		608,782	—
Other liabilities	33,902	—		15,718	—
TOTAL LIABILITIES	4,198,446	29,516		3,745,986	14,519
Stockholders’ equity	475,107	—		412,803	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,673,553	$29,516		$4,158,789	$14,519

Net interest income		$34,509			$33,767
Interest rate spread (4)			2.59%			3.11%
Net interest margin (5)			3.15%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.63%			124.48%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $94.9 million and $72.8 million, respectively, for the three-month period ended March 31, 2024, as compared to $78.4 million and $65.6 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2024			March 31, 2023
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$2,987,446	$124,547	5.56	$2,486,600	$88,679	4.76
Other loans (1)	700,343	39,516	7.52	564,178	24,609	5.82
Total net loans	3,687,789	164,063	5.93	3,050,778	113,288	4.95
Mortgage-backed securities	298,005	10,614	4.75	223,304	3,654	2.18
Investment securities (2)	170,043	5,217	4.09	100,441	3,519	4.67
Other interest-earning assets	92,343	3,813	5.51	53,398	1,672	4.17
TOTAL INTEREST- EARNING ASSETS (1)	4,248,180	183,707	5.77	3,427,921	122,133	4.75
Other noninterest-earning assets (3)	292,618	—		213,767	—
TOTAL ASSETS	$4,540,798	$183,707		$3,641,688	$122,133

Interest-bearing liabilities:
Savings accounts	$349,328	$4,796	1.83	$285,276	$1,190	0.56
NOW accounts	1,266,367	19,536	2.06	1,253,592	12,094	1.29
Money market accounts	421,212	9,825	3.11	357,777	5,018	1.87
Certificates of deposit	1,289,867	39,875	4.12	751,418	9,759	1.73
TOTAL INTEREST- BEARING DEPOSITS	3,326,774	74,032	2.97	2,648,063	28,061	1.41
Borrowings:
Securities sold under agreements to repurchase	—	—	—	5,531	213	5
FHLB advances	131,062	3,978	4.05	101,669	2,300	3.02
Junior subordinated debt	23,124	1,309	7.55	23,074	1,033	5.97
TOTAL INTEREST- BEARING LIABILITIES	3,480,960	79,319	3.04	2,778,337	31,607	1.52
Noninterest-bearing demand deposits	568,126	—		493,618	—
Other liabilities	30,088	—		13,389	—
TOTAL LIABILITIES	4,079,174	79,319		3,285,344	31,607
Stockholders’ equity	461,624	—		356,344	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,540,798	$79,319		$3,641,688	$31,607

Net interest income		$104,388			$90,526
Interest rate spread (4)			2.73%			3.23%
Net interest margin (5)			3.28%			3.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.04%			123.38%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $93.8 million and $72.3 million, respectively, for the nine-month period ended March 31, 2024, as compared to $73.1 million and $54.5 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine- month periods ended March 31, 2024, compared to the three- and nine- month periods ended March 31, 2023. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2024
	Compared to three-month period ended March 31, 2023
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$6,956	$5,064	$817	$12,837
Mortgage-backed securities	1,932	80	93	2,105
Investment securities (2)	(713)	559	(193)	(347)
Other interest-earning deposits	357	630	157	1,144
Total net change in income on interest-earning assets	8,532	6,333	874	15,739

Interest-bearing liabilities:
Deposits	9,200	2,525	2,591	14,316
Securities sold under agreements to repurchase	(213)	(213)	213	(213)
FHLB advances	39	1	—	40
Subordinated debt	132	440	282	854
Total net change in expense on interest-bearing liabilities	9,158	2,753	3,086	14,997
Net change in net interest income	$(626)	$3,580	$(2,212)	$742

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Nine-month period ended March 31, 2024
	Compared to nine-month period ended March 31, 2023
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$22,212	$23,801	$4,762	$50,775
Mortgage-backed securities	4,299	1,222	1,439	6,960
Investment securities (2)	(437)	2,439	(304)	1,698
Other interest-earning deposits	533	1,219	389	2,141
Total net change in income on interest-earning assets	26,607	28,681	6,286	61,574

Interest-bearing liabilities:
Deposits	26,769	8,273	10,929	45,971
Securities sold under agreements to repurchase	—	—	(213)	(213)
FHLB advances	786	665	227	1,678
Subordinated debt	274	2	—	276
Total net change in expense on interest-bearing liabilities	27,829	8,940	10,943	47,712
Net change in net interest income	$(1,222)	$19,741	$(4,657)	$13,862

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2024 and 2023

General. Net income for the three-month period ended March 31, 2024, was $11.3 million, an increase of $8.9 million, or 369%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to the Citizens merger-related charges that reduced earnings in the prior year period. The merger-related charges in the March 31, 2023, quarter included noninterest expense of $3.3 million and PCL on the acquired loan portfolio and off-balance sheet credit exposures totaling $7.0 million. Inclusive of these non-recurring charges, the increase in net income was the result of decreases in PCL and non-interest expense, and an increase in net interest income, partially offset by a decrease in non-interest income and an increase in provision for income taxes.

For the three-month period ended March 31, 2024, basic and fully-diluted net income per share available to common shareholders was $1.00 and $0.99, respectively, as compared to $0.22 for both measures for the same period of the prior fiscal year, which represented increases of $0.78, or 354.5% and $0.77 or 350.0%, respectively. Our annualized return on average assets for the three-month period ended March 31, 2024, was 0.97%, as compared to 0.23% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2024, was 9.5%, as compared to 2.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2024, was $34.5 million, an increase of $742,000, or 2.2%, as compared to the same period of the prior fiscal year. The increase was attributable to a 12.8% increase in the average balance of interest-earning assets in the current three-month period compared to the same period a year ago, partially offset by a decrease of 33 basis points in the net interest margin to 3.15%. The primary driver of the net interest margin decline, compared to the year ago period, was the yield on interest earning assets increasing 87 basis points, while the cost of interest-bearing liabilities increased 139 basis points.

Loan discount accretion and deposit premium amortization related to the Company’s June 2017 acquisition of Capaha Bank, the February 2018 acquisition of Southern Missouri Bank of Marshfield, the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of Fortune, and the January 2023 acquisition of Citizens resulted in $1.2 million in net interest income for the three-month period ended March 31, 2024, as compared to $1.4 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed 11 basis points to net interest margin in the three-month period ended March 31, 2024, as compared to a 14 basis point contribution for the same period of the prior fiscal year, and as compared to a 14 basis point contribution in the linked quarter, ended December 31, 2023, when net interest margin was 3.25%.

Provision for Credit Losses. The PCL for the three-month period ended March 31, 2024, was a charge of $900,000, as compared to a PCL of $10.1 million in the same period of the prior fiscal year. The current period PCL was the result of a $1.4 million provision attributable to the ACL for loan balances outstanding, partially offset by a recovery of $458,000 in provision attributable to the allowance for off-balance sheet credit exposures, as construction draws reduced available credit and increased on-balance sheet exposure. The comparable period PCL was elevated primarily due to the Citizens merger. The Company’s assessment of the economic outlook was little changed as compared to the assessment as of March 31, 2023, but reserves were modestly increased due to individually evaluated credits, slightly expanding the ACL as a percentage of total loans. As a percentage of average loans outstanding, the Company recorded net charge offs of one basis point (annualized) during the current period, unchanged from the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended March 31, 2024, was $5.6 million, a decrease of $700,000, or 11.1%, as compared to the same period of the prior fiscal year. The decrease was attributable to recognized losses on the sale of AFS securities, which totaled $807,000 in the current quarter, with no AFS gains or losses recognized in the same quarter a year ago, along with lower other noninterest income deposit account charges and related fees, and bank card interchange income. These items were partially offset by increased wealth management fees, other loan fees, and earnings on bank owned life insurance.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2024, was $25.0 million, a decrease of $1.9 million, or 7.2%, as compared to the same period of the prior fiscal year. The decrease as compared to the year-ago period was primarily attributable to charges directly related to merger and acquisition activities, which totaled $3.3 million in the year-ago period from the Citizens acquisition, with no material charges in the current period. Direct charges related to merger and acquisition activity in the year-ago period were primarily legal and professional fees, data processing fees (including contract termination and data conversion fees), compensation expenses, marketing activities, and other miscellaneous merger operating expenses. Partially offsetting these decreases from the prior year period were increases in occupancy and equipment, deposit insurance premiums, advertising, and intangible amortization. Occupancy and equipment expenses increased due to additional facilities and equipment; maintenance and remodels; and associated depreciation expenses, reflecting the additional facilities resulting from the Citizens merger. The increase in deposit insurance premiums was primarily due to the increase in deposits compared to the same period of the prior year. Advertising enhancements in the current quarter increased marketing expenses compared to the March 31, 2023 quarter. Lastly, compared to the same period last year, intangible amortization expense increased as last year’s same period only included two months following the Citizens acquisition.

Income Taxes. The income tax provision for the three-month period ended March 31, 2024, was $2.8 million, an increase of 390.8%, as compared to the same period of the prior fiscal year. The increase was primarily attributed to higher pre-tax earnings after the acquisition of Citizens.

Results of Operations – Comparison of the nine-month periods ended March 31, 2024 and 2023

General. Net income for the nine-month period ended March 31, 2024, was $36.7 million, an increase of $13.0 million, or 54.8% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to an increase in net interest income and a lower PCL that was partially offset by increased noninterest expense, an increase in provision for income taxes, and slightly lower noninterest income.

For the nine-month period ended March 31, 2024, basic and fully-diluted net income per share available to common shareholders was $3.23 and 3.22, respectively, as compared to $2.42 and $2.41, respectively for the same period of the prior fiscal year, which represented increases of $0.81, or 33.6% under both measures. Our annualized return on average assets for the nine-month period ended March 31, 2024, was 1.08%, as compared to 0.87% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2024, was 10.6%, as compared to 8.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2024, was $104.4 million, an increase of $13.9 million, or 15.3%, as compared to the same period of the prior fiscal year. The increase was attributable to a 23.9% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin to 3.28%, as compared to 3.52% in the same period a year ago. The decrease in net interest margin was attributable to a 152 basis point increase in the average cost of interest-bearing liabilities, which was partially offset by a 102 basis point increase in the average yield on interest-earning assets. The increase in the cost of funding was due to savings and CD specials that were offered over recent periods in a competitive deposit environment.

Loan discount accretion and deposit premium amortization related to the Company’s May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of Fortune, and the January 2023 acquisition of Citizens, resulted in $4.4 million in net interest income for the nine-month period ended March 31, 2024, as compared to $2.4 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed 14 basis points to net interest margin in the nine-month period ended March 31, 2024, as compared to a nine basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The PCL for the nine-month period ended March 31, 2024, was a charge of $2.7 million, as compared to $16.3 million in the same period of the prior fiscal year. Compared to the year ago period, the Company’s loan growth over the fiscal year to date was reduced along with lower unfunded loan commitments, requiring less PCL, and the prior period included a $7.0 million PCL on the acquired loan portfolio and off-balance sheet credit exposures of Citizens, with no such similar acquisition in the current year period. The Company’s assessment of the economic outlook was little changed as compared to the assessment as of March 31, 2023, but reserves were modestly increased due to individually evaluated credits, slightly expanding the ACL as a percentage of total loans. As a percentage of average loans outstanding, the Company recorded net charge offs of approximately five basis point (annualized) during both the current period and the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the nine-month period ended March 31, 2024, was $17.1 million, a decrease of $177,000, or 1.0%, as compared to the same period of the prior fiscal year. In the current period, increases in wealth management, bank card interchange income, and earnings on bank owned life insurance (BOLI), were more than offset by realized losses on the sale of AFS securities, as well as lower other income, other loan fees, deposit account charges, and loan servicing fees. Wealth management has benefitted from higher assets under management, and BOLI earnings have improved due mostly to increased investments in policies, both attributable primarily to the Citizens merger; and interchange income has had higher volume year to date, driving fee income growth. These increases were more than offset by the $1.5 million realized losses in the investment portfolio and inclusion in the prior-year period of a one-time gain on the sale of fixed assets of $317,000, resulting in lower other income in the current fiscal year. Other loan fees were down due to the decrease in loan origination volume, and lower originations of residential real estate loans specifically also resulted in declining recognition of new mortgage servicing rights Deposit account charges and related fees have decreased due to changes adopted in July 2023 as to how fees are assessed on NSF items.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2024, was $72.6 million, an increase of $11.1 million, or 18.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, data processing fees, intangible amortization, and deposit insurance premiums, partially offset by a decrease in legal and professional fees. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, an increase in legacy employee headcount, as well as annual merit increases and inflation adjustments. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. The Company’s increase in data processing costs relates to the growing volume of transaction activity, increased costs of software licensing, and new programs for lending and wealth management. Intangible amortization also increased due to the Citizens merger. Increased deposit insurance premiums were primarily due to the increase in the assessment base following the Citizens merger as well as the FDIC’s increased base assessment rates effective January 2023. Charges related to merger and acquisition activities were $98,000 in the current period, as compared to charges in the year ago period totaling $4.1 million reflected in data processing, legal and professional fees.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2024, was $9.5 million, an increase of $3.2 million, or 51%, as compared to the same period of the prior fiscal year, due primarily to higher pre-tax income. The increase was primarily attributed to higher pre-tax earnings after the acquisition of Citizens.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and nine- month periods ended March 31, 2024 and 2023:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$50,084	$37,483	$47,820	$33,192
Initial ACL on PCD loans		1,121		1,121
Loans charged off:
Residential real estate	(1)	—	(133)	(2)
Construction	—	—	(289)	—
Commercial business	(65)	—	(249)	(17)
Commercial real estate	—	—	(496)	(245)
Consumer	(48)	(113)	(263)	(189)
Gross charged off loans	(114)	(113)	(1,430)	(453)
Recoveries of loans previously charged off:
Residential real estate	—	—	—	1
Construction	—	—	—	—
Commercial business	3	—	9	—
Commercial real estate	—	—	18	6
Consumer	5	9	69	18
Gross recoveries of charged off loans	8	9	96	25
Net charge offs	(106)	(104)	(1,334)	(428)
Provision charged to expense	1,358	7,185	4,850	11,800
Balance, end of period	$51,336	$45,685	$51,336	$45,685

Our ACL at March 31, 2024, totaled $51.3 million, representing 1.36% of gross loans and 693% of nonperforming loans, as compared to an ACL of $47.8 million, representing 1.32% of gross loans and 625% of nonperforming loans at June 30, 2023. The Company’s assessment of the economic outlook was little changed as compared to the assessment as of June 30, 2023, but reserves were modestly increased due to qualitative factors and individually evaluated credits, slightly expanding the ACL as a percentage of total loans. For the nine-month period ended March 31, 2024, the ACL was increased by $3.5 million and the allowance for off-balance sheet credit exposures had a recovery of $2.1 million, reflecting a net PCL of $2.7 million and net charge offs of $1.3 million.

For the three-month period ended March 31, 2024, the ACL increased by $1.3 million and the allowance for off-balance sheet credit exposures decreased by $458,000, as compared to the linked quarter ended December 31, 2023, reflecting a PCL of $900,000, and net charge offs of $106,000.

At March 31, 2024, the Bank also had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.1 million, as compared to $6.3 million at June 30, 2023. The decrease reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $2.1 million decrease in the estimated allowance for off-balance sheet credit exposures was primarily the result of a decrease in the amount of unfunded commitments (unused lines of credit) available and expected to be utilized.

The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at March 31, 2024, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve tightens monetary policy to address inflation risks. Management continues to closely monitor borrowers in the hotel industry that were slow to recover from the COVID-19 pandemic.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	March 31, 2024	ACL	June 30, 2023	ACL
Real Estate Loans:
Residential	$15,357	29.9%	$15,641	32.7%
Construction	2,347	4.6%	2,664	5.6%
Commercial	26,610	51.8%	22,838	47.8%
Consumer loans	900	1.8%	909	1.8%
Commercial loans	6,122	11.9%	5,768	12.1%
	$51,336	100.0%	$47,820	100.0%

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

At March 31, 2024, the Company had loans of $43.3 million, or 1.15% of total loans, adversely classified ($43.3 million classified “substandard”; none classified “doubtful”), as compared to loans of $46.3 million, or 1.28% of total loans, adversely classified ($46.3 million classified “substandard”; none classified “doubtful”) at June 30, 2023, and $46.9 million, or 1.35% of total loans, adversely classified ($46.9 million classified “substandard”; none classified “doubtful”), at March 31, 2023. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $7.3 million at March 31, 2024. The Company’s total past due loans decreased from $10.7 million at June 30, 2023, to $8.6 million at March 31, 2024. Total past due loans were $7.4 million at March 31, 2023. See Note 4 – “Loans and Allowance for Credit Losses – Past Due Loans” in the Notes to Consolidated Financial Statements.

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

	March 31, 2024	June 30, 2023	March 31, 2023

Nonaccruing loans:
Residential real estate	$1,416	$934	$1,175
Construction	—	698	368
Commercial real estate	3,250	4,564	4,741
Consumer	674	256	183
Commercial business	1,989	1,091	930
Total	7,329	7,543	7,397

Loans 90 days past due accruing interest:
Residential real estate	81	109	—
Construction	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Commercial business	—	—	—
Total	81	109	—

Total nonperforming loans	7,410	7,652	7,397
Nonperforming investments	—	—	—
Foreclosed assets held for sale:	—	—	—
Real estate owned	3,791	3,606	5,258
Other nonperforming assets	60	32	25
Total nonperforming assets	$11,261	$11,290	$12,680

The Company adopted ASU No. 2022-02 in fiscal 2024, which eliminates the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. At March 31, 2024, modifications to borrowers experiencing financial difficulty totaled $25.7 million, of which $899,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.8 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, these loans were subject to classification as modifications due to term extensions, with only $235,000 being due to payment delay, given to borrowers experiencing financial difficulty at March 31, 2024. At June 30, 2023, these modifications totaled $30.5 million, of which $727,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $29.8 million in modifications at June 30, 2023, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At both March 31, 2024, and June 30, 2023, the nonperforming assets totaled $11.3 million, and at March 31, 2023, they totaled $12.7 million. The decrease in NPAs as compared to March 31, 2023, was due to the decrease in other real estate owned.

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

At March 31, 2024, the Company had outstanding commitments and approvals to extend credit of approximately $853.6 million (including $637.9 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2024, the Bank had pledged $1.3 billion of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $789.7 million, of which $102.2 million was advanced, while an additional $467,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $2.1 billion, subject to available collateral. Also, at March 31, 2024, the Bank had pledged a total of $348.4 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $290.1 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at March 31, 2024. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of March 31, 2024 and June 30, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of March 31, 2024, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$515,283	13.14%	$313,823	8.00%	n/a	n/a
Southern Bank	484,637	12.52%	309,714	8.00%	387,142	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	458,612	11.69%	235,367	6.00%	n/a	n/a
Southern Bank	436,216	11.27%	232,285	6.00%	309,714	8.00%
Tier I Capital (to Average Assets)
Consolidated	458,612	9.88%	185,672	4.00%	n/a	n/a
Southern Bank	436,216	9.42%	185,138	4.00%	231,423	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	443,085	11.30%	176,525	4.50%	n/a	n/a
Southern Bank	436,216	11.27%	174,214	4.50%	251,643	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,236	12.52%	$307,528	8.00%	n/a	n/a
Southern Bank	454,699	11.77%	308,932	8.00%	386,166	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	426,644	11.10%	230,646	6.00%	n/a	n/a
Southern Bank	407,764	10.56%	231,699	6.00%	308,932	8.00%
Tier I Capital (to Average Assets)
Consolidated	426,644	9.95%	171,470	4.00%	n/a	n/a
Southern Bank	407,764	9.54%	170,942	4.00%	193,083	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	411,196	10.70%	172,985	4.50%	n/a	n/a
Southern Bank	407,764	10.56%	173,774	4.50%	251,008	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2024, fixed rate 1- to 4-family residential loan production totaled $90.7 million (of which $16.3 million was originated for sale into the secondary market), as compared to $97.2 million (of which $12.7 million was originated for sale into the secondary market). At March 31, 2024, the fixed rate residential loan portfolio was $609.2 million with a weighted average maturity of 180 months, as compared to $592.5 million at March 31, 2023, with a weighted average maturity of 194 months. The Company originated $37.0 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2024, as compared to $32.1 million during the same period of the prior fiscal year. At March 31, 2024, fixed rate loans with remaining maturities in excess of 10 years totaled $368.5 million, or 9.9% of net loans receivable, as compared to $383.8 million, or 11.2% of net loans receivable at March 31, 2023. The Company originated $124.3 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2024, as compared to $477.9 million during the same period of the prior fiscal year. The Company also originated $53.6 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2024, as compared to $119.4 million during the same period of the prior fiscal year. At March 31, 2024, adjustable-rate home equity lines of credit increased to $71.6 million, as compared to $65.9 million at March 31, 2023. At March 31, 2024, the Company’s investment portfolio had an expected weighted-average life of 4.9 years, compared to 5.2 years at March 31, 2023. Effective duration of the portfolio indicates a stable price sensitivity of approximately 2.6% per 100 basis points movement in market rates at both March 31, 2024, and the year ago period. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2024, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$368,622	$(106,619)	(22)	8.71	(179)
+200 bp	404,649	(70,592)	(15)	9.35	(115)
+100 bp	440,240	(35,001)	(7)	9.95	(55)
0 bp	475,241	—	—	10.50	—
‑100 bp	496,699	21,458	5	10.75	25
‑200 bp	495,377	20,136	4	10.54	4
‑300 bp	480,235	4,994	1	10.07	(43)

June 30, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$259,599	$(114,765)	(31)	6.66	(226)
+200 bp	296,514	(77,850)	(21)	7.43	(149)
+100 bp	334,226	(40,138)	(11)	8.17	(75)
0 bp	374,364	—	—	8.92	—
‑100 bp	426,243	51,879	14	9.91	99
‑200 bp	480,345	105,981	28	10.95	203
‑300 bp	518,672	144,307	39	11.64	272

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. As a result of an independent model review, some key drivers were updated in our NPV calculation to align more closely with industry standards and best practices. The results reflected in the NPV table above for March 31, 2024, are based on some assumptions which differ as compared to those utilized in our model at June 30, 2023, and comparison of the results may not reflect actual changes in underlying interest rate sensitivity. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot accurately predict future interest rates or their effect on the Bank’s net present value NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Asset and Liability Management and Market Risk,” above. This fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023, pressured our NPV. The Company’s sensitivity, which generally increased over recent periods, was partially offset by the Citizens merger in the third quarter of fiscal

2023, as the acquired balance sheet included a higher percentage of rate sensitive assets, and also by continued new loan originations at higher market interest rates. Since June 30, 2023, market interest rates have increased, as noted in the “Executive Summary,” negatively impacting our underlying NPV, attributable to the impact of higher rates on our longer-term fixed rate loans as of March 31, 2024. Due to updated model assumptions in fiscal 2024, discussed above, the above table comparing modeled results as of June 30, 2023, and March 31, 2024, does not fully illustrate these changes. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended March 31, 2024.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
01/01/24 - 01/31/24 period	—	$—	—	306,375
02/01/24 - 02/29/24 period	—	—	—	306,375
03/01/24 - 03/31/24 period	4,438	42.04	4,438	301,937

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended March, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 10, 2024	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: May 10, 2024	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)