Form 10-K
period 2024-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2024-09-13
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024                    OR

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

As of September 8, 2024, there were issued and outstanding 11,277,737 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

At June 30, 2024, the Company had total assets of $4.6 billion, total deposits of $4.0 billion and stockholders’ equity of $488.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans and investment securities, and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans and loan servicing income, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

Acquisitions During The Last Ten Years

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

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and identified in the filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected and goodwill impairment charges might be incurred;
●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and inflation, including the effects of a potential recession whether caused by Federal Reserve actions or otherwise or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	the impact of monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;

●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
●	our ability to access cost-effective funding and maintain sufficient liquidity;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits;
●	the impact of a federal government shutdown;
●	legislative or regulatory changes that adversely affect our business;
●	the effects of climate change, severe weather events, other natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require an increase in our reserve for credit losses on loans or a write-down of assets;
●	the impact of technological changes and an inability to keep pace with the rate of technological advances;
●	cyber threats, such as phishing, ransomware, and insider attacks, can lead to financial loss, reputational damage, and regulatory penalties if sensitive customer data and critical infrastructure are not adequately protected; and
●	our success at managing the risks involved in the foregoing.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company wishes to advise readers that the factors listed above and other risks described in this Annual Report on Form 10-K, including, without limitation, those described under Item 1A. “Risk Factors,” and other documents filed or furnished from time to time by the Company with the SEC (and are available on our website at www.bankwithsouthern.com and on the SEC’s website at www.sec.gov) could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We undertake no obligation to publicly update or revise any forward-looking statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed might not occur, and you should not put undue reliance on any forward-looking statements.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 62 full service branch offices, three limited service branch offices, and two loan production offices, as of June 30, 2024. The branch offices are located in Poplar Bluff (4), Van Buren, Dexter (2), Kennett, Doniphan, Sikeston, Qulin, Springfield (3), Thayer (2), West Plains (2), Alton, Clever, Forsyth, Fremont

Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (2), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, Rolla, Arnold, Oakville, Kansas City (2), Kearney, Lee’s Summit, Macon, Maryville, Boonville, Brookfield, Chillicothe (2), Smithville, St. Joseph (2), and Trenton, Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob, Bradford, and Cabot, Arkansas; Anna, Cairo, and Tamms, Illinois; and Leawood, Kansas. In January 2023, the Company completed a merger with Citizens adding fourteen branches in markets in Missouri and Kansas, including the Kansas City and St. Joseph Metropolitan Statistical Areas (MSAs). In fiscal 2024, the bank relocated two loan production offices in Lee’s Summit, Missouri, and Overland Park, Kansas.

For purposes of management and oversight of its operations, the Bank has organized its facilities into five regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 244,000, and included within this market area is the Cape Girardeau MSA, which has a population of approximately 98,000. At June 30, 2024 the Bank’s south region includes 13 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, Lonoke, and White counties in Arkansas. These counties have a total population of approximately 430,000, and included within this market area is the Jonesboro MSA, which has a population of approximately 136,000. The Cabot, Arkansas, branch in Lonoke County, is located in the northeast corner of the Little Rock MSA, which has a population of approximately 764,000. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 575,000, and included within this market area is the Springfield MSA, which has a population of approximately 491,000. The Bank’s north region includes two of its facilities, which are situated in Jefferson and St. Louis counties. The market area also includes the City of St. Louis. The two counties and the City of St. Louis have a total population of approximately 1.5 million. The north region market area is within the St. Louis MSA, which has a population of approximately 2.8 million. The Bank’s northwest region includes 15 of its facilities, one of which is limited service, which are situated in Buchanan, Clay, Cooper, Grundy, Jackson, Linn, Livingston, Macon, Nodaway, and Platte counties in Missouri, and Johnson county in Kansas. These counties have a total population of approximately 1.3 million, and some counties in this market area are located within the Kansas City MSA, or the St. Joseph MSA, which has a combined population of approximately 2.3 million. Each of these markets may also serve other communities just outside the area described, but without a notable impact on the demographics of the market area.

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

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The most recent market share data by the FDIC reflected that the Bank was one of 265 bank or saving association groups located in Missouri competing for approximately $250.0 billion in deposits at FDIC-insured institutions. The Bank’s market share was approximately 1.29% in the state of Missouri, where the majority of our deposits reside amongst the 55 locations in the state.

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

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans, and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2024, the Bank had purchased participation interests in 71 loans with balances outstanding totaling $178.5 million.

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2024, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $126.4 million. At June 30, 2024, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $27.3 million to $76.8 million, net of participation interests sold. As of June 30, 2024, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2024		2023		2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$1,185,692	31.22%	$1,133,417	29.85%	$904,160	33.66%	$721,216	32.78%	$627,357	29.29%
Commercial real estate (1)	1,622,365	42.72	1,562,379	41.14	1,146,673	42.69	889,793	40.44	887,419	41.43
Construction	438,134	11.55	550,052	14.49	258,072	9.61	208,824	9.49	185,924	8.68
Total mortgage loans	3,246,191	85.49	3,245,848	85.48	2,308,905	85.96	1,819,833	82.71	1,700,700	79.40
Other Loans:
Automobile loans	22,546	0.59	21,761	0.57	17,316	0.64	15,146	0.69	12,084	0.56
Commercial business (2) (3)	668,292	17.60	599,030	15.78	441,598	16.44	414,124	18.82	468,448	21.87
Home equity	73,053	1.92	65,053	1.71	45,460	1.69	37,783	1.72	43,149	2.01
Other	48,999	1.30	46,701	1.24	30,220	1.13	24,745	1.12	25,534	1.20
Total other loans	812,890	21.41	732,545	19.30	534,594	19.90	491,798	22.35	549,215	25.64
Total loans	4,059,081	106.90	3,978,393	104.78	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04
Less:
Unfunded commitments on construction loans	209,046	5.51	359,196	9.46	123,656	4.60	74,540	3.39	78,452	3.66
Deferred fees and discounts	232	0.01	299	0.01	453	0.02	3,625	0.16	4,395	0
Allowance for credit losses	52,516	1.38	47,820	1.26	33,192	1.24	33,222	1.51	25,139	1.17
Net loans receivable	$3,797,287	100.00%	$3,571,078	94.05%	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%

Type of Security:
Residential real estate
One-to four-family	$907,915	23.91%	$865,144	22.78%	$690,478	25.71%	$526,208	23.92%	$482,009	22.50%
Multi-family	619,094	16.30	648,697	17.08	376,854	14.03	359,200	16.33	286,654	13.38
Commercial real estate	1,425,104	37.53	1,431,166	37.69	975,100	36.30	701,438	31.88	688,145	32.13
Land	294,077	7.74	300,841	7.92	266,472	9.92	232,987	10.59	243,892	11.39
Commercial	668,292	17.60	599,030	15.78	441,598	16.44	414,124	18.82	468,448	21.88
Consumer and other	144,599	3.82	133,515	3.52	92,997	3.46	77,674	3.52	80,767	3.77
Total loans	4,059,081	106.90	3,978,393	104.77	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04

Less:
Unfunded commitments on construction loans	209,046	5.51	359,196	9.46	123,656	4.60	74,540	3.39	78,452	3.66
Deferred fees and discounts	232	0.01	299	0.01	453	0.02	3,625	0.16	4,395	0.21
Allowance for credit losses	52,516	1.38	47,820	1.26	33,192	1.24	33,222	1.51	25,139	1.17
Net loans receivable	$3,797,287	100.00%	$3,571,078	94.04%	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%
(1)	Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $232.5 million, $238.1 million, $213.1 million, $180.6 million, and $185.3 million, as of June 30, 2024, 2023, 2022, 2021, and 2020, respectively.
(2)	Commercial business loan balances included agricultural equipment and production loans of $176.0 million, $138.3 million, $110.3 million, $104.9 million, and $100.3 million, as of June 30, 2024, 2023, 2022, 2021, and 2020, respectively.
(3)	Commercial business loan balances included PPP loans of $433,000, $601,000, $3.1 million, $63.0 million and $132.3 million as of June 30, 2024, 2023, 2022, 2021 and 2020, respectively.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2024		2023		2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$916,546	24.14%	$921,251	25.80%	$774,159	28.82%	$556,360	25.29%	$407,437	19.02%
Commercial real estate	1,314,620	34.62	1,293,868	36.23	986,199	36.72	743,976	33.81	725,830	33.89
Construction	360,234	9.49	485,516	13.60	241,159	8.98	202,309	9.19	183,214	8.55
Consumer	59,600	1.57	59,348	1.66	44,698	1.66	37,045	1.68	35,139	1.64
Commercial business	371,850	9.79	347,226	9.72	277,617	10.34	303,996	13.82	365,219	17.05
Total fixed-rate loans	3,022,850	79.61	3,107,209	87.01	2,323,832	86.52	1,843,686	83.79	1,716,839	80.15
Adjustable-Rate Loans:
Residential real estate	269,146	7.09	212,166	5.94	130,001	4.84	164,856	7.49	219,920	10.27
Commercial real estate	307,745	8.10	268,511	7.52	160,474	5.97	145,817	6.63	161,589	7.54
Construction	77,900	2.05	64,536	1.81	16,913	0.63	6,515	0.30	2,710	0.13
Consumer	84,998	2.24	74,167	2.08	48,298	1.80	40,629	1.84	45,628	2.13
Commercial business	296,442	7.81	251,804	7.05	163,981	6.10	110,128	5.01	103,229	4.82
Total adjustable-rate loans	1,036,231	27.29	871,184	24.40	519,667	19.34	467,945	21.27	533,076	24.89
Total loans	4,059,081	106.90	3,978,393	111.41	2,843,499	105.86	2,311,631	105.06	2,249,915	105.04
Less:
Unfunded commitments on construction loans	209,046	5.51	359,196	10.06	123,656	4.60	74,540	3.39	78,452	3.66
Deferred fees and discounts	232	0.01	299	0.01	453	0.02	3,625	0.16	4,395	0
Allowance for credit losses	52,516	1.38	47,820	1.34	33,192	1.24	33,222	1.51	25,139	1.17
Net loans receivable	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%	$2,141,929	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers, and from responses to the Bank’s marketing campaigns. At June 30, 2024, residential loans secured by one- to four-family residences totaled $907.9 million, or 23.9% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans. During the year ended June 30, 2024, the Bank originated $49.4 million of ARM loans and $97.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $21.9 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area. Fixed rate one- to four- family loans represented 77.3% of the one- to four- family portfolio with a weighted average maturity of 14.7 years.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-75 basis points, but does not require private mortgage insurance. At June 30, 2024, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $142.9 million. For fiscal years ended June 30, 2024, 2023, 2022, 2021, and 2020, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $28.3 million, $27.3 million, $50.8 million, $52.2 million, and $45.9 million, respectively, totaling $204.5 million. The outstanding balance of those loans originated in the last five years at June 30, 2024, was $122.4 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank for retention in its portfolio conform to secondary market underwriting standards; however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2024, one- to four-family loans with a fixed rate totaled $622.1 million and had a weighted-average maturity of 176 months.

The Bank also originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties are tied to the Wall Street Journal prime rate. Owner occupied residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2024, one- to four-family loans tied to the CMT index totaled $103.4 million. One- to four-family loans tied to other indices totaled $79.2 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2024 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2024, the Bank had $384.7 million, or 10.1% of net loans receivable, in multi-family residential real estate. Fixed rate loans secured by multi-family residential properties represented 77.5% of the multi-family residential property portfolio with a weighted average maturity of 6.5 years. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, nursing homes and other healthcare related facilities, land (improved and unimproved), convenience stores, automobile dealerships, and other automotive-related services, warehouses and distribution centers, and other businesses generally located in the Bank’s market area. At June 30, 2024, the Bank had $1.6 billion in commercial real estate loans, which represented 42.7% of net loans receivable. Of this amount, $232.5 million were loans secured by agricultural properties. Also included in commercial real estate were $25.1 million of non-owner occupied office property, comprised of 35 loans, representing 0.65% of total loans as of June 30, 2024. Notably, none of these loans were adversely classified as of that date, and they generally consist of smaller spaces with diverse tenant bases. In addition, the multifamily residential real estate loan portfolio included in commercial real estate typically includes loans secured by properties currently participating in the Low-Income Housing Tax Credit (LIHTC) program or those that have exited the program. The company continues to closely monitor its commercial real estate concentration and the performance of individual segments to manage risk effectively. The Bank expects to maintain, and may increase, the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio. Fixed rate commercial real estate loans represented 81.0% of the commercial real estate portfolio with a weighted average maturity of 4.4 years.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2024, the Bank had $438.1 million, or 11.5% of net loans receivable in construction loans outstanding and unfunded commitments on construction loans.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-occupied or non-owner occupied commercial real estate. At June 30, 2024, $106.9 million of the Bank’s construction loans outstanding and unfunded commitments on construction loans were secured by one- to four-family residential real estate, $234.4 million were secured by multi-family residential real estate, and $96.8 million were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in nine to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

At June 30, 2024, construction loans outstanding included 48 loans, totaling $22.0 million, for which a modification had been agreed to. At June 30, 2023, construction loans outstanding included 53 loans, totaling $33.4 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as modifications to borrowers experiencing financial difficulty.

Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately 66 months, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2024, the Bank’s consumer loan portfolio totaled $144.6 million, or 3.8% of net loans receivable.

Home equity loans represented 50.5% of the Bank’s consumer loan portfolio at June 30, 2024, and totaled $73.1 million, or 1.9% of net loans receivable.

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

Consumer loans for the purchase of automobiles represented 15.6% of the Bank’s consumer loan portfolio at June 30, 2024, and totaled $22.5 million, or 0.6% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2024, the Bank had $668.3 million in commercial business loans outstanding, or 17.6% of net loans receivable. Of this amount, $176.0 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to maintain, and may increase, the percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At fiscal year end, fixed rate commercial loans represented 55.6% of the commercial loan portfolio with a weighted average maturity of 2.3 years. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Small Business Administration (SBA) Lending. The Bank’s commercial and construction business lending activity includes some loans guaranteed by the SBA. In fiscal 2024, $1.4 million in originations was guaranteed by the SBA, and as of June 30, 2024, the Company held balances of $14.4 million in its portfolio representing the unguaranteed portion of SBA loans it had originated. The Company had sold and was servicing $49.8 million of the guaranteed portion of SBA loans as of June 30, 2024.

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2024. Commitments to extend credit totaled $898.6 million at June 30, 2024.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$7,995	$54,055	$40,000	$—	$102,050
Certificates of deposit	1,082,571	166,217	95,921	95	1,344,804
Total	$1,090,566	$220,272	$135,921	$95	$1,446,854

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction unfunded commitments	$60,398	$99,952	$45,751	$2,945	$209,046
Other loan commitments	532,242	65,520	22,054	69,752	689,568
	$592,640	$165,472	$67,805	$72,697	$898,614

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2024, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total

	(Dollars in thousands)
Residential real estate	$179,314	$348,162	$377,889	$280,327	$1,185,692
Commercial real estate	321,479	899,050	387,047	14,789	1,622,365
Construction	358,388	79,746	—	—	438,134
Consumer	92,944	47,109	4,231	314	144,598
Commercial business	415,250	222,183	28,806	2,053	668,292
Total loans	$1,367,375	$1,596,250	$797,973	$297,483	$4,059,081

As of June 30, 2024, loans with a maturity date after June 30, 2025, with fixed interest rates totaled $2.4 billion, and loans with a maturity date after June 30, 2025, with adjustable rates totaled $288.4 million.

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

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2024, the Bank originated $917.3 million of loans, compared to $1.2 billion and $1.1 billion, respectively, in fiscal 2023 and 2022. Of these loans, mortgage loan originations were $691.5 million, $1.0 billion, and $970.1 million in fiscal 2024, 2023, and 2022, respectively. Increases in originations over recent periods is attributed to increased lending activity, increased borrower refinancing, and an expanded market area and customer base following recent mergers.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2024, the Bank committed to purchase $29.8 million of new loan participations. At June 30, 2024, outstanding balances on loan participations purchased totaled $178.5 million, or 4.7% of net loans receivable. An additional $97.7 million is available to be drawn on these purchased participation loans. At June 30, 2024, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2024	2023	2022

	(Dollars in thousands)
Total loans at beginning of period	$3,978,393	$2,843,499	$2,311,631

Loans originated:
One- to four-family residential	168,809	185,579	284,794
Multi-family residential and commercial real estate	222,973	577,243	520,168
Construction loans	299,755	244,833	165,176
Commercial business	187,213	193,990	123,993
Consumer and others	38,597	43,400	36,624
Total loans originated	917,347	1,245,045	1,130,755

Loans purchased:
Total loans purchased (1) (2)	126,192	511,605	253,785

Loans sold:
Total loans sold	(61,605)	(85,320)	(57,355)

Principal repayments	(792,667)	(466,010)	(717,874)
Participation principal repayments	(107,203)	(69,353)	(77,260)

Foreclosures	(1,376)	(1,073)	(183)
Net loan activity	80,688	1,134,894	531,868
Total loans at end of period	$4,059,081	$3,978,393	$2,843,499

(1)	Amount reported in fiscal 2023 includes the Company’s acquisition of loans from the Citizens merger recorded at a fair value of $447.4 million.
(2)	Amount reported in fiscal 2022 includes the Company’s acquisition of loans from the Fortune and Cairo mergers recorded at fair values of $202.1 million and $408,000, respectively.

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $898.6 million at June 30, 2024. See Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2024.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
Residential real estate	15	$1,848	7	$478	22	$2,326
Commercial real estate	1	1	3	1,095	4	1,096
Construction	1	376	—	—	1	376
Consumer	20	311	9	130	29	441
Commercial Business	8	85	18	1,749	26	1,834
Totals	45	$2,621	37	$3,452	82	$6,073

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

The decrease in nonperforming assets in fiscal 2024 was attributed primarily to a decrease in nonaccrual loans. For information regarding accrual of interest on loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company may treat purchased credit deteriorated loans as an accruing asset because these loans are recorded at acquisition at fair value, which includes an accretable discount recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$798	$934	$1,647	$3,235	$4,010
Construction	—	698	—	30	—
Commercial real estate	3,106	4,564	2,259	1,914	3,106
Consumer	135	256	73	100	196
Commercial business	2,641	1,091	139	589	1,345
Total	6,680	7,543	4,118	5,868	8,657

Loans 90 days past due accruing interest:
Residential real estate	—	109	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—
Total	—	109	—	—	—

Total nonperforming loans	6,680	7,652	4,118	5,868	8,657
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	3,865	3,606	2,180	2,227	2,561
Other nonperforming assets	23	32	11	23	9
Total nonperforming assets	$10,568	$11,290	$6,309	$8,118	$11,227

Total nonperforming loans to net loans	0.18%	0.21%	0.15%	0.27%	0.40%
Total nonperforming loans to total assets	0.15%	0.17%	0.13%	0.22%	0.34%
Total nonperforming assets to total assets	0.23%	0.26%	0.20%	0.30%	0.44%

The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective July 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. At June 30, 2024, modifications totaled $25.5 million. During the year ended June 30, 2024, modifications made totaled $895,000, of which all were considered nonperforming and was included in the nonaccrual loan total above. The remaining $24.6 million in modifications have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2023, Troubled Debt Restructurings (“TDRs”) totaled $30.5 million, of which $727,000 was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2023, on the basis of guidance under ASU 2011-02 “Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which indicated that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for credit losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2024, the Company’s balance of real estate owned totaled $3.9 million, and included $74,000 in reseidntial properties and $3.8 million in non-residential properties.

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

On the basis of management’s review of the assets of the Company, at June 30, 2024, adversely classified assets totaled $44.7 million, or 0.96% of total assets as compared to $50.0 million, or 1.15% of total assets at June 30, 2023. Of the amount adversely classified as of June 30, 2024, $44.7 million was considered substandard, and none was considered doubtful. Included in adversely classified assets at June 30, 2024, were various loans totaling $40.9 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $3.8 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $5.5 million had been placed on nonaccrual status at June 30, 2024, of which $3.3 million were more than 30 days delinquent. Of the remaining $35.4 million of adversely classified loans, $99,000 were more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2024, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2024, these other loans of concern totaled $48.2 million, as compared to $27.9 million at June 30, 2023. This increase was primarily from 14 loans, mostly secured by non-owner occupied commercial real estate collateral, which properties were experiencing decreases in cashflow.

Allowance for Credit Losses. The Bank’s allowance for credit losses is established through a provision for credit losses based on management’s expectation of lifetime credit losses on financial assets held at amortized cost. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. These provisions for credit losses are charged against earnings in the year they are established. The Bank had an allowance for credit losses at June 30, 2024, of $52.5 million, which represented 497% of nonperforming assets as compared to an allowance of $47.8 million, which represented 424% of nonperforming assets at June 30, 2023.

At June 30, 2024, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $3.3 million, as compared to $6.3 million at June 30, 2023. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The decrease was attributable primarily to a decrease in unfunded commitments.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from assumptions used in making the final determination. Future additions to the allowance will likely be the result of periodic loan, property and collateral reviews and thus cannot be predicted with certainty in advance. Further discussion of the methodology used in establishing the allowance is provided in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8, and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Credit Losses” section of Item 7 of this Form 10-K.

The following table sets forth an analysis of the Bank’s allowance for credit losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2024	2023

	(Dollars in thousands)
Allowance at beginning of period	$47,820	$33,192
Initial ACL on PCD loans	—	1,121
Recoveries:
Residential real estate	—	1
Construction real estate	—	—
Commercial real estate	18	12
Commercial business	37	8
Consumer	71	28
Total recoveries	126	49

Charge offs:
Residential real estate	515	19
Construction real estate	289	—
Commercial real estate	496	245
Commercial business	395	82
Consumer	360	327
Total charge offs	2,055	673

Net charge offs	(1,929)	(624)
Provision for credit losses	6,625	14,131
Balance at end of period	$52,516	$47,820

Ratio of ACL to total loans outstanding at the end of the period	1.36%	1.32%
Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.17%	0.21%
Ratio of ACL to nonaccrual loans	786.17%	633.97%

Average loans outstanding by loan category:
Residential real estate	$1,086,101	$904,448
Construction real estate	401,334	438,932
Commercial real estate	1,486,097	1,246,752
Commercial business	132,453	106,543
Consumer	612,160	478,016
Total average loans outstanding by loan category	$3,718,144	$3,174,690

Ratio of net charge offs to average loans outstanding by loan category:
Residential real estate	0.05%	0.00%
Construction real estate	0.07%	0.00%
Commercial real estate	0.03%	0.02%
Commercial business	0.27%	0.07%
Consumer	0.05%	0.06%
Ratio of net charge offs to average loans outstanding during the period	0.05%	0.02%

The following table sets forth the breakdown of the allowance for credit losses by loan category for the periods indicated.

	At June 30,
	2024		2023
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Residential real estate	$15,839	29.21%	$15,641	28.48%

Construction	2,201	10.79	2,664	13.83

Commercial real estate	26,460	39.97	22,838	39.27

Consumer	1,102	3.56	909	3.36

Commercial business	6,914	16.47	5,768	15.06

Total allowance for credit losses	$52,516	100.00%	$47,820	100.00%

For additional information regarding our allowance for credit losses, see Note 3 “Loans and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Investment purchases and/or sales must be authorized by the asset/liability management committee or an authorized executive officer, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors of the Bank reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as AFS must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2024, AFS securities totaled $427.9 million (not including FHLB and Federal Reserve Bank membership stock, or other equity securities without readily-determinable fair values). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

During fiscal 2024, the Company entered into derivative financial instruments, primarily interest rate swaps, to convert certain long term fixed rate loans to floating rates to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. As of June 30, 2024, the Company had executed two interest rate swaps, designated as fair value hedges, with original notional amounts of $20.0 million each, for a total of $40.0 million.

Debt and Other Securities. At June 30, 2024, the Company’s debt and other securities portfolio totaled $123.0 million, or 2.7% of total assets as compared to $147.3 million, or 3.4% of total assets at June 30, 2023. During fiscal 2024, the Bank had $3.6 million in maturities, $16.6 million in sales, and $9.0 million in purchases of these securities. Of the securities that matured, $800,000 was called for early redemption. At June 30, 2024, the investment securities portfolio included $27.8 million in municipal bonds, and $31.3 million in corporate obligations. Municipal bonds and corporate obligations totaling $56.3 million are subject to early redemption at the option of the issuer. The investment portfolio also included $58.7 million of asset-backed securities at June 30, 2024, all of which are subject to early redemption. The remaining portfolio consists of $5.3 million in other securities, primarily SBA pools. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2024, was 51 months. Membership stock held in the FHLB of Des Moines, totaling $8.7 million, and in the Federal Reserve Bank of St. Louis, totaling $9.1 million, along with equity stock of $929,000 in various correspondent (bankers’) banks, was not included in the above totals.

Mortgage-Backed Securities. At June 30, 2024, mortgage-backed securities (“MBS”) totaled $304.9 million, or 6.6%, of total assets, as compared to $270.3 million, or 6.2%, of total assets at June 30, 2023. During fiscal 2024, the Bank had maturities and prepayments of $38.8 million, $15.6 million in sales, and $70.8 million in purchases of MBS. At June 30, 2024, the MBS portfolio included $104.8 million in fixed-rate residential MBS issued by government-sponsored enterprises (GSEs), $59.7 million in fixed-rate commercial MBS issued by GSEs, and $140.4 million in fixed rate collateralized mortgage obligations (“CMOs”) issued by GSEs generally consisting of underlying residential property loans, all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. Based on projected prepayment rates, the weighted average life of the fixed rate MBS and CMOs at June 30, 2024, was 61 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2024		2023		2022
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
State and political subdivisions	$27,753	22.56%	$42,568	28.90%	$44,479	68.63%
Corporate obligations	31,277	25.42	32,538	22.09	19,887	30.69
Asset-backed securities	58,679	47.69	68,626	46.59	—	—
Other securities	5,333	4.33	3,570	2.42	443	0.68
Total	$123,042	100.00%	$147,302	100.00%	$64,809	100.00%

At June 30, 2024, the Company did not have any debt securities that were not carried at fair value.

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio and membership stock at June 30, 2024.

	Available for Sale Securities
	June 30, 2024
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
State and political subdivisions:
Due within 1 year	$1,451	$1,438	3.28%
Due after 1 year but within 5 years	6,252	5,991	2.83
Due after 5 years but within 10 years	17,124	15,496	2.59
Due over 10 years	5,133	4,828	3.56
Total	29,960	27,753	2.84

Corporate obligations:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	20,573	19,974	5.66
Due after 5 years but within 10 years	10,495	9,523	4.08
Due over 10 years	1,930	1,780	2.36
Total	32,998	31,277	4.96

Asset-backed securities:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	18,228	18,790	6.15
Due over 10 years	39,175	39,889	5.61
Total	57,403	58,679	5.78

Other securities:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	73	75	6.95
Due after 5 years but within 10 years	4,459	4,428	5.96
Due over 10 years	855	830	4.71
Total	5,387	5,333	5.77

Total debt and other securities	$125,748	$123,042	4.87%

The following table sets forth certain information at June 30, 2024 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2024
(Dollars in thousands)
Amounts due:
Within 1 year	$212
After 1 year through 3 years	26,269
After 3 years through 5 years	54,614
After 5 years	243,400
Total	$324,495

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2024, which have fixed, floating, or adjustable interest rates.

At June 30, 2024
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$221,388
Adjustable	103,107
Total	$324,495

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2024		2023		2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Residential MBS issued by GSEs	$110,918	$104,755	$97,612	$90,124	$76,345	$69,168
Commercial MBS issued by GSEs	65,195	59,746	60,333	53,385	51,435	45,730
CMOs issued by GSEs	148,382	140,360	135,202	126,743	61,293	55,687
Total	$324,495	$304,861	$293,147	$270,252	$189,073	$170,585

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2024:

As of June 30, 2024
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest Bearing	$100	$514,107	13.01%
2.10	None	NOW Accounts	100	1,239,663	31.36
2.14	None	Savings Accounts	100	517,084	13.08
3.12	None	Money Market Deposit Accounts	1,000	336,799	8.52

		Certificates of Deposit
4.39	6 months or less	Fixed Rate/Term	1,000	89,399	2.26
3.59	6 months or less	IRA Fixed Rate/Term	1,000	3,869	0.10
4.83	7-12 months	Fixed Rate/Term	1,000	608,238	15.39
4.58	7-12 months	IRA Fixed Rate/Term	1,000	46,778	1.18
4.62	13-24 months	Fixed Rate/Term	1,000	341,332	8.64
4.02	13-24 months	IRA Fixed Rate/Term	1,000	38,123	0.96
5.15	13-24 months	Variable Rate/Term	1,000	6,132	0.16
5.16	13-24 months	IRA Variable Rate/Term	1,000	1,078	0.03
3.79	25-36 months	Fixed Rate/Term	1,000	54,439	1.38
2.40	25-36 months	IRA Fixed Rate/Term	1,000	5,253	0.13
3.88	48 months and more	Fixed Rate/Term	1,000	136,673	3.46
2.27	48 months and more	IRA Fixed Rate/Term	1,000	13,490	0.34
				$3,952,457	100.00%

As of June 30, 2024 and 2023, an estimated $719.7 million and $750.0 million respectively, of our deposit portfolio was uninsured. Of the uninsured amount at June 30, 2024, $265.5 million was collateralized and at June 30, 2023, $227.8 million was collateralized of the uninsured amount. The uninsured amounts are estimates based on the methodologies and assumptions used for Southern Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of June 30, 2024.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$69,624
Over three through six months	111,318
Over six through twelve months	112,197
Over 12 months	174,519
Total	$467,658

For additional information regarding our deposits, see Note 5, “Deposits” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2024	2023	2022

	(Dollars in thousands)
0.00 - 0.99%	$17,862	$92,533	$408,479
1.00 - 1.99%	33,395	109,564	171,997
2.00 - 2.99%	46,195	186,538	51,692
3.00 - 3.99%	149,095	109,780	6,298
4.00 - 4.99%	671,562	472,546	165
5.00 - 5.99%	421,816	93,057	—
6.00% and above	4,879	18	—

Total	$1,344,804	$1,064,036	$638,631

The following table sets forth the amount and maturities of all time deposits at June 30, 2024.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$12,408	$4,657	$697	$100	$—	$17,862	1.33%
1.00 – 1.99%	15,438	8,170	8,807	887	93	33,395	2.48
2.00 - 2.99%	39,208	3,136	1,615	2,236	—	46,195	3.44
3.00 - 3.99%	122,671	15,434	3,483	4,525	2,982	149,095	11.09
4.00 - 4.99%	489,738	61,139	40,702	52,985	26,998	671,562	49.94
5.00 - 5.99%	398,229	8,879	9,498	5,183	27	421,816	31.36
6.00% and above	4,879	—	—	—	—	4,879	0.36

Total	$1,082,571	$101,415	$64,802	$65,916	$30,100	$1,344,804	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2024			2023			2022
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)
Noninterest bearing	$514,107	13.01%	$(83,493)	$597,600	16.04%	$170,671	$426,929	15.17%	$68,511
NOW checking	1,239,663	31.36	(88,760)	1,328,423	35.66	156,803	1,171,620	41.62	246,340
Savings accounts	517,084	13.08	234,331	282,753	7.59	8,470	274,283	9.74	43,378
Money market deposit	336,799	8.52	(115,929)	452,728	12.15	149,116	303,612	10.79	49,998
Fixed-rate certificates which mature(1):
Within one year	1,082,571	27.39	392,071	690,500	18.53	312,658	377,842	13.42	19,065
Within three years	159,007	4.02	(118,907)	277,914	7.46	114,779	163,135	5.80	51,436
After three years	96,016	2.43	394	95,622	2.57	(2,032)	97,654	3.47	5,544
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—	—
Within three years	7,210	0.18	7,210	—	—	—	—	—	—
Total	$3,952,457	100.00%	$226,917	$3,725,540	100.00%	$910,465	$2,815,075	100.00%	$484,272
(1)	At June 30, 2024, 2023, and 2022, certificates in excess of $100,000 totaled $887.9 million, $720.0 million, and $392.8 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2024	2023	2022

	(Dollars in thousands)
Beginning Balance	$3,725,540	$2,815,075	$2,330,803

Net increase before interest credited	124,760	866,073	472,450
Interest credited	102,157	44,392	11,822
Net increase in deposits	226,917	910,465	484,272

Ending balance	$3,952,457	$3,725,540	$2,815,075

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

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2024, the Bank had $102.1 million in outstanding FHLB advances, including $102.1 million in fixed-rate long term advances, and no overnight borrowings. In order for the Bank to borrow from the FHLB, it has reported $1.4 billion of its residential, multi-family, and commercial real estate loans to the FHLB as eligible collateral for available credit of approximately $845.1 million, and has purchased $8.7 million in membership stock in the FHLB of Des Moines. Of the available credit, in addition to the amount advanced, $461,000 is encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, while there were no letters of credit issued to secure public unit deposits. At June 30, 2024, the Bank had additional borrowing capacity on its reported residential and commercial real estate loans pledged to the FHLB of approximately $742.5 million, as compared to $541.3 million at June 30, 2023.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2024, the Bank was approved to borrow up to $323.4 million through the discount window, but no balance was outstanding. The Bank has also been approved for participation in the Federal Reserve Bank’s Bank Term Funding Program (BTFP) introduced early in calendar year 2023 by the Federal Reserve Bank, but the Bank has not pledged any securities under the program.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on SOFR. At June 30, 2024, the current rate was 8.35%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, and mature in 2035. At June 30, 2024, the carrying value was $2.8 million, and bore interest at a current coupon rate of 8.05% and an effective rate of 9.98%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2024, the carrying value was $5.6 million and bore interest at a current coupon rate of 7.40% and an effective rate of 10.05%.

In the February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million at June 30, 2024, and the effective rate was 3.73%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of the periods indicated:

	Year Ended June 30,
	2024	2023	2022

	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$—	$33,500	$—
Securities sold under agreements to repurchase	—	—	—
	$—	$33,500	$—

Weighted average rate at year end	—%	5.35%	—%

The following table presents the maturity of term borrowings, along with associated weighted average rates as of June 30, 2024.

	June 30, 2024	Wtd-Avg
FHLB Advance Maturities by Fiscal Year	(dollars in thousands)	Rate
2025	$7,995	1.25%
2026	13,918	3.51
2027	40,137	4.19
2028	35,000	4.05
2029	5,000	4.19
Thereafter	—	—
Total	$102,050	3.82%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2024	2023	2022

	(Dollars in thousands)
FHLB advances
Daily average balance	$123,986	$107,661	$43,410
Weighted average interest rate	4.03%	3.37%	1.83%
Maximum outstanding at any month end	$247,286	$231,328	$57,537

Subordinated Debt
Daily average balance	$23,130	$23,253	$18,189
Weighted average interest rate	7.53%	6.19%	3.77%
Maximum outstanding at month end	$23,156	$23,105	$23,055

Other Services

The Bank offers fiduciary and investment management services through its Southern Wealth Management division. The division has traditionally offered investment management services, and in fiscal 2024, as part of the Citizens merger, added fiduciary services including trust management and employee benefits. Assets under management were $575.9 million at June 30, 2024, as compared to $566.2 million at June 30, 2023. The Bank offers commercial and consumer insurance products through Southern Insurance Services, LLC, an independent insurance agency. Commission revenue was $1.2 million for fiscal 2024, relatively unchanged from fiscal 2023.

Subsidiary Activities

The Bank has six active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, Southern Insurance Services, LLC, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, and Fortune SBA, LLC. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2024, the carrying value of the investment was $365,000. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2024, SB Real Estate Investments, LLC held assets of approximately $1.4 billion. Southern Bank Real Estate Investments, LLC held assets of approximately $1.3 billion. Southern Insurance Services, LLC is an entity acquired in the Gideon acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial. Fortune Investment Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the brokerage of wealth management products, with no assets or liabilities at June 30, 2024, and is currently inactive. Fortune Insurance Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the sale of commercial and consumer insurance products, and is currently inactive. Fortune SBA, LLC is an entity acquired in the Fortune acquisition, and was engaged in the origination of SBA guaranteed loans, sale of the guaranteed portion of the loan, and servicing of loans. At June 30, 2024, Fortune SBA, LLC held no assets or liabilities and is currently inactive. SMS Financial Services, Inc. is a wholly owned subsidiary of the Bank, which had no assets or liabilities at June 30, 2024, and is currently inactive.

Employees and Human Capital Resources

As of June 30, 2024, the Company had 693 full-time employees and 41 part-time employees for a total of 734 employees (collectively, our “Team Members”). The Company believes that our Team Members play the most important role in the success of a service company like the Bank, and that the Company’s relationship with its Team Members is good. None of the Company’s Team Members are represented by a collective bargaining unit.

Our human capital objectives include attracting, developing, and retaining the best available talent from a diverse pool of candidates for our team. To do so, we maintain competitive pay and benefits, regularly updating our compensation structure and periodically working with outside consultants to review our compensation and benefit programs. Additionally, the Company’s training committee identifies opportunities and paths for development of our staff, and our Company seeks to, whenever possible, fill positions by promotion from within. Among our executive team, market presidents, regional retail officers, and administrative team, 54% of these leaders have been promoted to their position from within. Training opportunities include Team Member-directed pursuits, internally developed training programs, professional development conferences and seminars, as well as other programs or studies that are appropriate for Team Members based on their current position and career path.

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

GOVERNMENT SUPERVISION AND REGULATION

The following is a brief description of certain laws and regulations applicable to the supervision and regulation of the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Missouri state legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking and NOW accounts). These reserves may be in the form of cash or deposits with the institution’s regional Federal Reserve Bank. In response to the COVID -19 pandemic, effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% for all account types, eliminating reserve requirements for all depository institutions, to support lending to households and businesses.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2024, the Bank had $8.7 million in FHLB stock, which was in compliance with this requirement. The Bank received $717,000 and $555,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2024 and 2023, respectively.

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

Guidance on Commercial Real Estate Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and maintaining capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank’s total capital and an increase in the bank’s commercial real estate portfolio of 50% or more during the prior 36 months. See also, “Risk Factors- We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.”

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by 0.625% each year until the buffer requirement was fully implemented on January 1, 2019. At June 30, 2024, the Bank reported risk-based capital ratios meeting the capital conservation buffer.

Under the prompt corrective action (PCA) standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. At June 30, 2024, the Bank was categorized as “well capitalized” under these prompt corrective action standards. Although only the Bank is subject to the PCA guidelines, the Company is subject to, and exceeds, the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5 percent, a tier 1 capital ratio of 6 percent, a total capital ratio of 8 percent of risk-weighted assets, and a leverage ratio of 4 percent.

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

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a financial institution. While CRA modernization is underway and scheduled for implementation by calendar 2026, the current evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of banking services through its branches, ATM centers and other offices. The Bank received a "satisfactory" rating during its most recent CRA examination.

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

Bad Debt Reserve. The Bank’s average assets for the current year exceeded $500 million, thus classifying it as a large bank for purposes of IRC Section 585. Under IRC Section 585(c)(3), a bank that becomes a large bank must change its method of accounting from the reserve method to a specific charge-off method under IRC Section 166. The Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

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

Risks Relating to the Company and the Bank

Risks Relating to Marco Economic Conditions

Changes in economic conditions, particularly an economic slowdown in Missouri or northern Arkansas, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Future deterioration in economic conditions, particularly within our primary market area in Missouri and northern Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

●	loan delinquencies may increase;
●	problem assets and foreclosures may increase;
●	demand for our products and services may decline;
●	loan collateral may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	reduction in our low-cost or noninterest-bearing deposits.

In addition, a decline in local or regional economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in Missouri and northern Arkansas. While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multi-family loan portfolios and certain of our other loans could be affected by the downturn in the real estate market. We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

At June 30, 2024, our nonperforming assets were $10.6 million, or 0.23% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

Our construction loan portfolio including unfunded commitments, which totaled $438.1 million, or 11.5% of loans, net, at June 30, 2024, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional one-to-four-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction credit losses because independent appraisers or project engineers inaccurately estimate the cost or value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2024, 60.3% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending, in order to improve the yield on our assets. At June 30, 2024, our loan portfolio included $1.6 billion of commercial real estate loans and $668.3 million of commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our operating results and financial condition. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment).

Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to a single loan or credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for credit losses due to the increased risk characteristics associated with these types of loans. Any increase to our provision credit credit losses would adversely affect our operating results and financial condition. Any delinquent payments or the failure to repay these loans would hurt our operating results and financial condition.

Our loan portfolio possesses risk due to our agricultural lending.

Included in the commercial real estate loans described above are agricultural real estate loans totaling $232.5 million, or 6.1% of our loan portfolio, net, at June 30, 2024. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on one-to-four-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2014 when these loans totaled $63.8 million, or 8.0% of our loan portfolio, and we intend to continue to grow this portion of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2024, these loans totaled $176.0 million, or 4.6%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.

The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2014, when such loans totaled $53.4 million, or 6.7% of our loan portfolio, and we intend to continue to grow this portion of our loan portfolio.

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

Due to our emphasis on commercial real estate and commercial business lending, a substantial amount of the loans in our commercial real estate and commercial business portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. Commercial real estate and commercial business loans naturally create portfolio “churn” as loans are originated and repaid. As a result, our portfolio consists of a mix of seasoned and unseasoned loans. We believe that our underwriting practices are sound and based on industry standards and best practices. However, a significant portion of our loan portfolio is relatively new. Therefore, the current level of delinquencies and defaults may not be representative of the level that will prevail as the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which would adversely affect our results of operations and financial condition.

Credit losses on investment securities could require charges to earnings, which could negatively impact our results of operations.

In assessing the potential credit losses of investment securities, we are required to evaluate instances in which the fair value of particular securities are less than their amortized cost basis. The evaluation considers factors including; past events, current conditions, and reasonable & supportable forecasts, and the Company’s ability and intent to hold the security until maturity. A qualitative determination is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at June 30, 2024, or June 30, 2023.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is due to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2024, we did not incur any credit impairments on our securities portfolio.

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

Risks Relating to Merger and Acquisition Activities

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;

●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, or at all, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
●	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and
●	We have completed six acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

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

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC, the Missouri Division of Finance, and the Federal Reserve. The FDIC, the Missouri Division of Finance, and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution’s operations, require the institution to reclassify assets, determine the adequacy of the institution’s allowance for credit losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. See “Government Supervision and Regulation.”

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

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “REGULATION – Guidance on Commercial Real Estate Concentrations”). For the purposes of this guidance, “commercial real estate” includes, among other types, multi-family residential loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months.

The Bank’s concentration in non-owner occupied commercial real estate loans was 317.5% of Tier 1 capital and ACL at June 30, 2024, as compared to 330.2% as of June 30, 2023, with these loans representing 41.5% of total loans at June 30, 2024. The 36-month growth rate at June 30, 2024, inclusive of acquisitions, was 84.2%. The Company’s non-owner occupied commercial real estate loans was 305.3% of Tier 1 capital and ACL at June 30, 2024, as compared to 316.9% as of June 30, 2023.

The Company’s non-owner occupied commercial real estate includes other nonfarm nonresidential real estate (174.4% as a percentage of Tier 1 capital and ACL), multifamily properties (74.6% as a percentage of Tier 1 capital and ACL), and construction and land development (56.3% as a percentage of Tier 1 capital and ACL). The majority of these loans are concentrated within the company’s primary operational footprint. The other nonfarm nonresidential real estate portfolio includes a variety of collateral types, with hospitality (hotels/restaurants), care facilities, retail stand-alone properties, and strip centers being the most common. The hospitality and retail segments are predominantly composed of franchised businesses. Care facilities primarily consist of skilled nursing and assisted living centers, while strip centers are defined as non-mall shopping centers with multiple tenants.

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

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar initiatives can be expected to be implemented by the federal banking regulators, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations. however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Technology and Cyber Security and Other Operational Matters

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

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2024, our net deferred tax asset was $11.2 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2024. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

As of June 30, 2024, we had outstanding $24.3 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $23.2 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity and Risk Management

As a financial institution, we are confronted with a spectrum of cyber threats, ranging from common attacks like ransomware to sophisticated, organized assaults by nation-state actors. These risks extend to our customers, shareholders, suppliers, and partners. Maintaining resilience in our cybersecurity posture is not just a priority but a fundamental necessity to safeguard our operations, performance, and maintaining customer confidence in our financial services.

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk appetite with our strategic objectives. Our risk management program is designed to identify, measure, monitor and control all significant risks across various aspects of the Company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security (“IS”) Officer leads our cybersecurity program, reporting directly to the Chief Risk Officer (“CRO”) and provides reports and updates to the information Technology (“IT”) Committee, and the Board of Directors monthly or more frequently as required.

Our objective for managing cybersecurity risk is to maintain appropriate layers of safeguards to protect information systems from possible threats and to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. Our information security program aligns with industry frameworks, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbooks, and the FFIEC Cybersecurity Assessment Tool, and is periodically reviewed and updated at least annually or more frequently upon significant changes to our operating environment. Our Information Security Program is led by our Information Security Officer in conjunction with our Information Technology Officer.

We maintain an Incident Response Plan (“IRP”) that provides a documented framework for responding to actual or potential cybersecurity incidents. The Incident Response Team (‘IRT”) members include senior management and other relevant personnel with defined roles and responsibilities. The IRP addresses roles, responsibilities, and communication and contract strategies in the event of a compromise, including analysis of reportable events in accordance with applicable legal and compliance requirements. The IRT is notified of all incidents, and incidents are elevated to the Board of Directors when warranted.

We rely on a series of processes to identify threats, hazards, and other risks to our information assets. We employ a variety of preventative and detective tools designed to monitor, detect, block, and provide alerts regarding suspicious and unauthorized activity and to report on suspected advanced persistent threats. In addition to regular risk assessments, we rely on independent assessments, audits, and cybersecurity feeds from vendors, including directly into patch and vulnerability management tools. We engage cybersecurity experts and third-party specialists to perform regular assessments of our infrastructure, software systems and network architecture. We also leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness. We have regular and ongoing security education and training for employees and recovery and resilience tests. The Bank also retains third-party experts to conduct intrusion and penetration testing on an annual basis. All risk and security assessments results are shared with the IT Committee and Board of Directors.

Our information assets are classified and protected based on the results of our risk assessment practices, which assess a variety of critical factors, including the type of data stored, system availability needs, confidentiality requirements, recovery time objectives, transactional processing, the number of users, and the volume and magnitude of transactions. Our IS and IT teams meet to ensure that risks are timely identified, patches and vulnerability requirements are monitored, and the necessary changes are implemented.

Our IT governance ensures alignment between the Company's technological strategy and business goals. We strive for efficient utilization of IT resources while effectively managing IT risks within the Company's risk appetite.

Oversight and Identification of Risks Associated with Third Parties

Third party risk management is a component of our vendor management program. New vendors are reviewed prior to onboarding to ensure proper oversight and identify potential risks. Ongoing monitoring of emerging risks related to third-party services providers is performed periodically according to the vendor’s risk rating. Vendor reviews include risk reviews for financial, reputation, information security, cybersecurity and business resiliency risk. These reviews are reported to the IT Committee and Board of Dirctors for approval..

Identified Cybersecurity Risks

Federal regulators have issued multiple statements and guidance regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the timely recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If a financial institution fails to observe the regulatory guidance, they could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations to store and transmit sensitive data. We employ a layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and there can be no assurance that our cybersecurity risk management program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity. See “Risks Related to Cybersecurity, Third Parties and Technology” under “Item 1A. Risk Factors” in this Form 10-K for a further discussion of risks related to cybersecurity.

Management and Board Oversight of Cybersecurity Risks

Our cybersecurity program is managed by the Information Security Officer who leads our IS team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Information Security Officer provides periodic reports to the IT Committee and Board of Directors. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation, and remediation of cybersecurity incidents. The Chief Operating Officer, Chief Risk Officer, and board-level risk committees of the Bank provide comprehensive reports to the full Board of Directors regarding pertinent cybersecurity risk management topics.

Our Information Security Officer has more than 40 years’ experience in financial services, substantial relevant expertise and formal training in the areas of information security, information technology, and cybersecurity risk management and is accountable for managing our enterprise information security department and developing and implementing our cybersecurity and information security programs. These qualifications, certifications, and experience include a degree from Missouri State University with focus on Business Administration Systems coursework.

Item 2. Description of Properties

At June 30, 2024, the Bank operated from its headquarters, 62 full-service branch offices, three limited-service branch offices, and two LPOs. The Bank owns the office building and related land in which its headquarters are located, and 59 of its branch offices. The remaining seven branch offices are either leased or partially owned.

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

Greg A. Steffens, age 57, the Company’s Chairman of the Board (“Chairman”), and Chief Executive Officer (“CEO”), joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 34 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri. Effective July 1, 2022, Mr. Steffens became Chairman and CEO of the Company.

Matthew T. Funke, age 47, the Company’s President and Chief Administrative Officer, joined our Company in 2003. He has more than 25 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas. Effective July 1, 2022, Mr. Funke was promoted to President and Chief Administrative Officer of the Company and to President and CEO of the Bank. He was also named a director of the Bank.

Stefan Chkautovich, age 39, became the Company’s Chief Financial Officer and Principal Accounting Officer on September 18, 2023. Mr. Chkautovich, has over 17 years of banking experience, having most recently been Chief Financial Officer of Midwest Regional Bank (St. Louis, Missouri) for two years. Prior to that, Mr. Chkautovich worked at Kennedy Capital Management (St. Louis, Missouri) as assistant portfolio manager of Kennedy Capital’s Bank Sector Strategy and a financial analyst focusing on the financial services sector for six years. Mr. Chkautovich also served in several positions as an examiner for the Federal Reserve Bank at St. Louis, for over nine years, with the last one being Senior Bank Examiner, and is a commissioned bank examiner. Mr. Chkautovich holds a Bachelor of Science Degree in Business Administration- Finance from the University of Dayton, Dayton, Ohio.

Kimberly A. Capps, age 56, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 31 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, enterprise data and delivery, and banking applications. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Justin G. Cox, age 44, is our Regional President for the Bank’s west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 21 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 58, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 34 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 60, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 31 years of experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Brett A. Dorton, age 52, the Company’s Chief Strategies Officer, joined our Company in November 2018, through the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 19 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, will serve a key role in future merger and acquisition activity, and is assisting in continued management of the acquired First Commercial Bank lending portfolio and its transition to appropriate lending officers in various Southern Bank markets. Mr. Dorton has 28 years of experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

Lance K. Greunke, age 53, the Company’s Chief Risk Officer, joined our Company in February 2022 through the Fortune acquisition. Mr. Greunke is responsible for the oversight of the Company’s information security, information technology, internal audit, loan review, BSA, CRA, and compliance functions. Mr. Greunke began his banking career as a part-time teller at Southern Commercial Bank (St. Louis, Missouri) in 1988. Mr. Greunke’s full-time banking career began in 1992 as a staff accountant at Central West End Bank, AFSB (St. Louis, Missouri) where he progressed to Chief Financial Officer. In 2006, after the sale of Central West End Bank, Mr. Greunke joined Reliance Bancshares, Inc. (St. Louis, Missouri), a publicly traded bank holding company as a banking subsidiary Controller. In 2008, Mr. Greunke was Section 32 qualified by the FDIC and Federal Reserve Bank to serve as EVP and CFO of Concord Bancshares, Inc. and Concord Bank (St. Louis, Missouri) and during his tenure he was named Interim President of Concord Bank. In 2012, Mr. Greunke joined Fortune Financial Corporation and FortuneBank (St. Louis, Missouri) as EVP and CFO and in 2016 was promoted to President with oversight of the bank’s daily operations. Mr. Greunke holds a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Missouri, St. Louis, Missouri.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At September 8, 2024, there were 11,277,737 shares of common stock outstanding and approximately 468 common stockholders of record.

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

Stock Repurchases

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

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2024.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
04/01/24 - 04/30/24 period	—	$—	—	301,937
05/01/24 - 05/31/24 period	51,282	41.62	51,282	250,655
06/01/24 - 06/30/24 period	37,075	41.42	37,075	213,580
(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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
Southern Missouri Bancorp, Inc.
KBW NASDAQ Bank Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Midwest Region Index
Index Value
200
150
100
50
06/30/19
06/30/20
06/30/21
06/30/22
06/30/23
06/30/24

	Period Ending
Index	6/30/19	6/30/20	6/30/21	6/30/22	6/30/23	6/30/24
Southern Missouri Bancorp, Inc.	100.00	71.15	134.32	137.41	118.97	142.03
KBW NASDAQ Bank Index	100.00	78.78	136.38	112.89	92.87	125.70
S&P U.S. SmallCap Banks Index	100.00	74.72	125.60	116.20	94.55	116.29
S&P U.S. BMI Banks - Midwest Region Index	100.00	73.86	120.10	106.03	85.74	112.60

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by FORVIS MAZARS, LLP. See Item 8. “Financial Statements and Supplementary Data.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

(Dollars in thousands)	At June 30,
Financial Condition Data:	2024	2023	2022	2021	2020
Total assets	$4,604,316	$4,360,211	$3,214,782	$2,700,530	$2,542,157
Loans receivable, net	3,797,287	3,571,078	2,686,198	2,200,244	2,141,929
Mortgage-backed securities	304,861	270,252	170,585	138,341	126,912
Cash, interest-bearing deposits and investment securities	184,437	202,523	156,369	193,250	104,831
Deposits	3,952,457	3,725,540	2,815,075	2,330,803	2,184,847
Borrowings	102,050	133,514	37,957	57,529	70,024
Subordinated debt	23,156	23,105	23,055	15,243	15,142
Stockholder's equity	488,748	446,058	320,772	283,423	258,347

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2024	2023	2022	2021	2020
Interest income	$248,375	$176,416	$116,867	$109,475	$107,052
Interest expense	108,892	49,671	13,300	16,789	26,916

Net interest income	139,483	126,745	103,567	92,686	80,136
Provision (benefit) for credit losses	3,600	17,061	1,487	(1,024)	6,002

Net interest income after provision (benefit) for credit losses	135,883	109,684	102,080	93,710	74,134

Noninterest income	24,844	26,204	21,203	20,042	14,750
Noninterest expense	97,617	86,425	63,379	54,047	54,452

Income before income taxes	63,110	49,463	59,904	59,705	34,432
Income taxes	12,928	10,226	12,735	12,525	6,887
Net Income	$50,182	$39,237	$47,169	$47,180	$27,545

Basic earnings per share available to common stockholders	$4.42	$3.86	$5.22	$5.22	$3.00
Diluted earnings per share available to common stockholders	$4.42	$3.85	$5.21	$5.22	$2.99
Dividends per share	$0.84	$0.84	$0.80	$0.62	$0.60

	At June 30,
Other Data:	2024	2023	2022	2021	2020
Number of:
Real Estate Loans	10,073	9,707	9,190	8,506	8,127
Deposit Accounts	151,374	144,219	107,038	100,407	96,813
Full service offices	63	63	49	47	46
Limited service offices	3	3	2	2	2
Loan production offices	2	—	—	—	—

	At or for the year ended June 30,
Key Operating Ratios:	2024	2023	2022	2021	2020
Return on assets (net income divided by average assets)	1.10%	1.03%	1.59%	1.79%	1.18%

Return on average common equity (net income available to common stockholders divided by average common equity)	10.74	10.39	15.44	17.69	11.11

Average equity to average assets	10.25	9.91	10.30	10.14	10.60

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	2.71	3.21	3.61	3.61	3.50

Net interest margin (net interest income as a percentage of average interest-earning assets	3.27	3.54	3.72	3.77	3.72

Noninterest expense to average assets	2.14	2.27	2.14	2.05	2.33

Average interest-earning assets to average interest-bearing liabilities	121.96	123.57	124.20	122.59	117.63

Allowance for credit losses to gross loans(1)	1.36	1.32	1.22	1.49	1.16

Allowance for credit losses to nonperforming loans(1)	786.17	624.93	806.02	566.16	290.38

Net charge-offs (recoveries) to average outstanding loans during the period	0.05	0.02	0.00	0.03	0.04

Ratio of nonperforming assets to total assets(1)	0.23	0.26	0.20	0.30	0.44

Dividend payout ratio	18.98	22.00	15.25	11.87	20.02
(1)	Total loans before allowance for credit losses and deferred loan fees at end of period.

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

Southern Bank’s noninterest income consists primarily of fees charged on transaction and loan accounts, interchange income from customer debit and ATM card use, gains on sales of loans, trust and wealth management services, insurance brokerage commissions, and increased cash surrender value of bank owned life insurance (“BOLI”). Southern Bank’s operating expenses include: employee compensation and benefits, occupancy and data processing expenses, legal and professional fees, federal deposit insurance premiums, amortization of intangible assets, and other general and administrative expenses.

Southern Bank’s operations are significantly influenced by general economic conditions including monetary and fiscal policies of the U.S. government and the Federal Reserve Board. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies including the Federal Reserve, the Missouri Division of Finance, and the Federal Deposit Insurance Corporation. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank’s cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Des Moines, and brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family and multi-family residential real estate, commercial real estate, commercial business, and consumer financing on loans secured by properties or collateral located in its primary lending area or to borrowers who operate within that area.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant, and provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

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

Allowance for Credit Losses. The Company's allowance for credit losses (ACL) is its estimate of credit losses expected in the loan portfolio, on unfunded lending commitments, and held-to maturity securities over the expected life of those assets or in securities available-for-sale when credit loss is identified, which is limited to the difference in fair value and cost. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including single family residential real estate, are individually smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 1 and Note 3 to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and in the “Financial Condition – Loans” and “Allowance for Credit Losses” sections of this Item 7.

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2024, with total assets of $4.6 billion at June 30, 2024, reflecting an increase of $244.1 million, or 5.6%, as compared to June 30, 2023. Asset growth was attributable mainly to increases in loans, available-for-sale (“AFS”) securities, and cash equivalents.

Cash and equivalents. Cash and cash equivalents were $61.4 million at June 30, 2024, an increase of $6.2 million, or 11.2%, as compared to June 30, 2023. The increase was primarily a result of organic deposit growth during the period, partially offset by the funding of loan growth. Total deposits were $4.0 billion at June 30, 2024, an increase of $226.9 million, or 6.1% as compared to June 30, 2023.

Investments. AFS securities were $427.9 million at June 30, 2024, an increase of $10.3 million, or 2.5%, as compared to June 30, 2023. The increase was primarily attributable to increased holdings of residential MBS and CMOs.

Loans. Loans, net of the ACL, were $3.8 billion at June 30, 2024, an increase of $226.2 million, or 6.3%, as compared to June 30, 2023. Gross loans increased by $230.9 million, while the ACL attributable to outstanding loan balances increased $4.7 million, or 9.8%, as compared to June 30, 2023.

The increase of $230.9 million in loan balances, net of fair value adjustments, was attributable to growth in non-owner occupied commercial real estate loans, residential real estate loans, agricultural revolving lines of credit, and drawn construction loan balances. This was partially offset by payoffs and paydowns in owner-occupied commercial real estate, commercial and industrial, multi-family, and agriculture real estate loans.

Nonperforming loans were $6.7 million, or 0.17% of gross loans, at June 30, 2024, as compared to $7.7 million, or 0.21% of gross loans, at June 30, 2023. Nonperforming assets were $10.6 million, or 0.23% of total assets, at June 30, 2024, as compared to $11.3 million, or 0.26% of total assets, at June 30, 2023.

Allowance for Credit Losses. ACL at June 30, 2024, totaled $52.5 million, representing 1.36% of gross loans and 786% of nonperforming loans, as compared to an ACL of $47.8 million, representing 1.32% of gross loans and 625% of nonperforming loans, at June 30, 2023. The Company has estimated its expected credit losses as of June 30, 2024, under ASC 326-20, and management believes the ACL as of that date is adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve has tightened monetary policy to address inflation risks. Management continues to closely monitor, in particular, borrowers in the hotel industry that were slow to recover from the COVID-19 pandemic. See also, “Provision for Credit Losses, under Comparison of Operating Results for the Years Ended June 30, 2024 and 2023”.

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

●Concentrations of credit

●Changes in collateral values

●Agricultural economic conditions

●Risks from regulatory, legal, or competitive factors

Premises and Equipment. Premises and equipment increased to $96.0 million, up $3.6 million, or 3.8%, as compared to June 30, 2023. The increase was due primarily to an increase in premises, right-of-use assets, and furniture, fixtures, equipment, and software, partially offset by increased depreciation.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain mergers. At June 30, 2024, the cash surrender value of all such policies was $73.6 million, up $1.9 million, or 2.7%, as compared to June 30, 2023.

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

Deposits. Deposits were $4.0 billion at June 30, 2024, an increase of $226.9 million, or 6.1%, as compared to June 30, 2023. The deposit portfolio saw increases in certificates of deposit and savings accounts, which were partially offset by decreases in money market deposit accounts, interest-bearing transaction accounts, and noninterest bearing transaction accounts.

Public unit balances totaled $594.6 million at June 30, 2024, an increase of $16.1 million compared to June 30, 2023. Brokered deposits, comprised of certificates and money market deposits, totaled $173.8 million at June 30, 2024, an increase of $14.2 million compared to June 30, 2023. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements. We continued to utilize reciprocal deposit programs, and at June 30, 2024, we had placed deposits of $575.3 million through reciprocal programs, up from $524.1 million a year earlier. At June 30, 2024, $361.0 million of this total reflected deposits we had placed on behalf of our public unit depositors, up from $331.3 million a year ago. The average loan-to-deposit ratio for the fourth quarter of fiscal 2024 was 96.1%, as compared to 95.8% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $102.1 million at June 30, 2024, a decrease of $31.5 million, or 23.6%, as compared to June 30, 2023. The decrease in FHLB advances resulted from deposit growth and earnings retention outpacing loan growth. FHLB advances at June 30, 2024, were comprised of $102.1 million in term advances and no overnight borrowings, as compared to $62.1 million in term advances and $33.5 million overnight borrowings at June 30, 2023.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.8 million at June 30, 2024, as compared to $2.7 million at June 30, 2023. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.6 million at June 30, 2024, as compared to $5.5 million at June 30, 2023. In connection with the Fortune acquisition, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million at June 30, 2024, as compared to $7.7 million at June 30, 2023.

Stockholders’ Equity. The Company’s stockholders’ equity was $488.7 million at June 30, 2024, an increase of $42.7 million, or 9.6%, as compared to June 30, 2023. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $4.5 million reduction in accumulated other comprehensive losses (“AOCL”) primarily as a result of the market value of the Company’s investments appreciating during the fiscal year due to the decrease in market interest rates. The reduction in AOCL was also partially due to losses of $1.5 million which were recognized during the fiscal year on the sale of AFS securities. The AOCL totaled $17.4 million at June 30, 2024, as compared to $21.9 million at June 30, 2023. The Company does not hold any securities classified as held-to-maturity. The increase in stockholders’ equity was partially offset by $3.9 million being utilized to repurchase 92,795 shares of the Company’s common stock during fiscal 2024 at an average price of $41.56 per share.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

Net Income. The Company’s net income for the fiscal year ended June 30, 2024, was $50.2 million, an increase of $10.9 million, or 27.9%, as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2024 was $139.5 million, an increase of $12.7 million, or 10.1%, when compared to the prior fiscal year. The increase was attributable to a 19.3% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin, from 3.54% to 3.27%. Average earning asset balance growth was due primarily to loan growth, increases in investment securities, and funds held with correspondent banks, which was attributable in part to the Citizens merger in January 2023. In addition to the increased cost of deposits, change in the interest-earning asset mix also contributed to the decline in net interest margin as higher yielding loans were a lower percentage of the mix compared to 2023.

Interest Income. Interest income for fiscal 2024 was $248.4 million, an increase of $72.0 million, or 40.8%, when compared to the prior fiscal year. The increase was due to an increase of $690.3 million, or 19.3%, in the average balance of interest-earning assets, combined with an 89-basis point increase in the average yield earned on interest-earning assets, from 4.93% in fiscal 2023, to 5.82% in fiscal 2024.

Interest income on loans receivable for fiscal 2024 was $222.5 million, an increase of $60.3 million, or 37.2%, when compared to the prior fiscal year. The increase was due to a $543.5 million, or 17.1%, increase in the average balance of loans receivable, combined with an 87-basis point increase in the average yield earned on loans receivable. The increase in the average yield was attributed to origination and repricing of loans and borrower refinancing as average market interest rates increased over the course of the fiscal year.

Interest income on the investment portfolio and other interest-earning assets was $25.9 million for fiscal 2024, an increase of $11.7 million, or 82.2%, when compared to the prior fiscal year. This increase was attributable to a 307-basis point increase in the yield on these assets, combined with a $146.9 million, or 36.5%, increase in the average balance of such assets. The increase in average yield was attributable to higher balances of variable-rate correspondent deposit balances, and the purchases and reinvestment at higher market interest rates of securities, the average balance of which were increasing over the course of the fiscal year.

Interest Expense. Interest expense was $108.9 million for fiscal 2024, an increase of $59.2 million, or 119.2%, when compared to the prior fiscal year. The increase was due to a 140-basis point increase in the average rate paid on interest-bearing liabilities, to 3.11% in fiscal 2024, from 1.72% in fiscal 2023, combined with an increase of $604.1 million, or 20.9%, in the average balance of interest-bearing liabilities.

Interest expense on deposits was $102.2 million for fiscal 2024, an increase of $57.8 million, or 130.1%, as compared to the prior fiscal year. The increase was due to a 144-basis point increase in the average rate paid on interest-bearing deposits, combined with the $592.1 million, or 21.5%, increase in the average balance of those deposits. The increase in the average rate paid on deposits was attributable primarily to higher market interest rates and a more competitive deposit environment over the course of fiscal 2024.

Interest expense on FHLB advances was $5.0 million for fiscal 2024, an increase of $1.4 million, or 37.7%, when compared to the prior fiscal year. The increase was due primarily to a $16.3 million, or 15.2%, increase in the average balance of these advances, combined with a 66-basis point increase in the average rate paid on advances. The increase in the average rate paid was attributable primarily to higher market interest rates over the course of the fiscal year, which impacted the costs of overnight borrowings and new term advances taken during the fiscal year.

Interest expense on subordinated debt was $1.7 million for fiscal year 2024, an increase of $303,000, or 21.1%, when compared to the prior fiscal year. The increase was due primarily to a 134-basis point increase in the average rate paid on subordinated debt. The increase in the average rate paid was attributable primarily to higher market interest rates over the course of the fiscal year, which impacted adjustable-rate debt.

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $3.6 million for fiscal 2024, as compared to a PCL of $17.1 million for the prior fiscal year. In the prior period, the larger PCL was attributable in part to the $5.2 million charge required to fund the ACL for non-purchased credit deteriorated loans acquired in the Citizens merger, along with a $1.8 million charge to fund the allowance for off-balance sheet credit exposures acquired in the Citizens merger. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $10.1 million for fiscal 2023, reflecting a $9.0 million increase in the Company’s required ACL on outstanding loans based on organic loan growth changes in the current expected credit losses on the portfolio, and a $1.1 million increase in the required allowance for off-balance sheet credit exposure. In 2024 the company had a $6.6 million PCL for on-balance sheet exposure for loan growth and charge-offs and a $3.0 negative PCL for off-balance sheet exposures, as construction draws reduced available credit and increased on-balance sheet exposure. In addition, the required PCL was lower in fiscal 2024 due to the company’s assessment of the economic outlook, which improved as compared to its assessment as of June 30, 2023, but reserves were modestly increased due to increased loan balances, qualitative factors, and individually evaluated credits, slightly expanding the ACL as a percentage of total loans.

Our ACL at June 30, 2024, totaled $52.5 million, representing 1.36% of gross loans and 786% of nonperforming loans, as compared to an ACL of $47.8 million, representing 1.32% of gross loans and 624% of nonperforming loans, at June 30, 2023.  As a percentage of average loans outstanding, the Company recorded net charge offs of 0.05% during fiscal year 2024, as compared to net charge offs of 0.02% in the prior fiscal year. (See Note 1 and Note 3 of the Notes to Consolidated Financial Statements, “Critical Accounting Policies” and “Financial Condition – Allowance for Credit Losses” in this Item 7, and “Asset Quality” in Item 1 of this Form 10-K.)

Noninterest Income. Noninterest income was $24.8 million for fiscal 2024, a decrease of $1.4 million, or 5.2%, when compared to the prior fiscal year. Increases in bank card interchange income, wealth management fees, earnings on BOLI, and loan late charges, were more than offset by realized losses on sale of AFS securities, and lower other loan fees, other income, deposit account fees, loan servicing fees, and gains on sale of loans. Excluding the losses on sale of AFS securities, which the Company sold lower yielding securities and reinvested into higher yielding securities to improve interest income, non-interest income would have been slightly higher than the prior year. Interchange income increased due to higher card volume during the year to date, driving fee income growth. Wealth management benefitted from higher assets under management, and BOLI earnings improved due mostly to increased investments in policies, both attributable primarily to the Citizens merger and also due to asset appreciation. Also, BOLI earnings increased from higher crediting rates. These increases were more than offset by the realized losses in the investment portfolio; and inclusion in the prior-year period of a one-time gain on the sale of fixed assets of $317,000, resulting in lower other income in the current fiscal year. Other loan fees were down due to the decrease in loan origination volume, primarily in commercial and residential real estate loans, which resulted in declining recognition of new mortgage servicing rights. Deposit account charges and related fees also decreased due to changes adopted in July 2023 as to how fees are assessed on NSF items.

Noninterest Expense. Noninterest expense was $97.6 million for fiscal 2024, an increase of $11.2 million, or 12.9%, when compared to the prior fiscal year. The increase was primarily attributable to the full year impact of the Citizens merger in the current year with the largest increases realized in compensation and benefits, occupancy and equipment, intangible amortization from the Citizens merger, and data processing expenses, partially offset by lower legal and professional costs resulting from the prior year’s impact from the Citizens merger. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount resulting from the Citizens merger, an increase in legacy employee headcount, as well as annual merit increases and inflation adjustments. Occupancy expenses increased primarily due to facilities added through the Citizens merger, and other equipment purchases. The Company’s increase in data processing costs related to the growing volume of transaction activity, increased costs of software licensing, and new programs for lending and wealth management.

Provision for Income Taxes. The Company recorded an income tax provision of $12.9 million for fiscal 2024, an increase of $2.7 million, or 26.4%, as compared to the prior fiscal year, which was attributable to higher pre-tax income and was partially offset by a decrease in the effective tax rate to 20.5% for fiscal 2024, as compared to 20.7% for fiscal 2023.

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

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals, and to meet operating expenses. At June 30, 2024, the Bank had outstanding commitments to extend credit of $898.6 million (including $689.6 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $159.3 million at rates ranging from 4.95% to 9.0%, with a weighted-average rate of 7.04%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2024, Southern Missouri increased deposits by $226.9 million, and decreased FHLB advances by $31.5 million. During the prior fiscal year, Southern Missouri increased deposits by $910.5 million, and increased FHLB advances by $95.6 million. The deposit increase in 2023 was primarily attributable to the Citizens merger increasing deposits by $851.1 million, net of fair value adjustments. At June 30, 2024, the Bank reported $1.4 billion of its single-family residential and commercial real estate loan portfolios as eligible collateral to the FHLB for available credit of approximately $845.1 million, of which $102.1 million was advanced, while $461,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB. The Bank had also pledged $383.6 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve Bank of St. Louis’s discount window for available credit of approximately $323.4 million, as of June 30, 2024, none of which was advanced. In addition, as of June 30, 2024, the Bank had other assets available to pledge to the FHLB and Federal Reserve to access additional liquidity. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $2.1 billion as most recently reported by the FHLB as of June 30, 2024, which means that an amount up to $2.0 billion may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve Bank of St. Louis, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2024, the Bank had $1.1 billion in CDs maturing within one year and $2.6 billion in non-maturity deposits, as compared to $690.5 million in CDs maturing within one year and $2.7 billion in non-maturity deposits as of June 30, 2023. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2024, the Bank had no overnight advances from the FHLB, $8.0 million in term FHLB advances maturing within one year, and $94.1 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, none was eligible for early redemption by the lender within one year.

We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. At June 30, 2024, we had other future obligations and accrued expenses of $19.9 million. Based on our current capital allocation objectives, during fiscal 2025 we project expending approximately $7.0 million to $10.0 million of cash for capital investment in technology, property, plant and equipment. In addition, for the fiscal year ending June 30, 2025, we project that our fixed commitments will include (i) $1.5 million of operating and finance lease and other fixed payments and (ii) $1.7 million of scheduled interest payments on subordinate notes. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

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

At June 30, 2024, the Bank exceeded regulatory capital requirements with tier 1 capital, total risk-based capital, and common equity tier 1 capital of $447.2 million, $496.1 million and $447.2 million, respectively. The Bank’s tier 1 capital represented 9.79% of total adjusted assets and 11.43% of total risk-weighted assets, while total risk-based capital was 12.68% of total risk-weighted assets, and common equity tier 1 capital was 11.43% of total risk-weighted assets. To be considered adequately capitalized under the FDIC Prompt Corrective Action (PCA) guidelines, the Bank must maintain tier 1 capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and common equity tier 1 capital of 4.5% of risk-weighted assets. To be considered well capitalized, the Bank must maintain tier 1 capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and common equity tier 1 capital of 6.5% of risk-weighted assets.

At June 30, 2024, the Company exceeded regulatory capital requirements with tier 1 capital, total risk-based capital, and common equity tier 1 capital of $467.0 million, $524.0 million and $451.5 million, respectively. The Company’s tier 1 capital represented 10.19% of total adjusted assets and 11.79% of total risk-weighted assets, while total risk-based capital was 13.23% of total risk-weighted assets, and common equity tier 1 capital was 11.39% of total risk-weighted assets. Under 12 CFR Part 217 -- Capital Adequacy of Bank Holding Companies, Savings and Loan Holding Companies, and State Member Banks (Regulation Q), the Company is subject to the following minimum regulatory capital requirements: common equity tier 1 capital ratio of 4.5%, tier 1 capital ratio of 6%, total capital ratio of 8% of risk-weighted assets, and leverage ratio of 4%.

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

	Years Ended June 30,
	2024			2023			2022
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$3,009,263	$168,894	5.61%	$2,585,065	$126,315	4.89%	$1,953,460	$90,522	4.63%
Other loans (1)	708,881	53,618	7.56	589,625	35,909	6.09	471,350	20,973	4.45
Total net loans	3,718,144	222,512	5.98	3,174,690	162,224	5.11	2,424,810	111,495	4.60
Mortgage-backed securities	304,778	14,631	4.80	241,642	6,967	2.88	152,280	2,738	1.80
Investment securities (2)	165,307	6,877	4.16	118,386	5,324	4.50	77,996	2,197	2.82
Other interest-earning assets	79,116	4,355	5.50	42,287	1,901	4.50	127,958	437	0.34
TOTAL INTEREST- EARNING ASSETS (1)	4,267,345	248,375	5.82	3,577,005	176,416	4.93	2,783,044	116,867	4.20
Other noninterest-earning assets (3)	290,952	—	—	234,047	—	—	181,973	—	—
TOTAL ASSETS	$4,558,297	248,375	—	$3,811,052	176,416	—	$2,965,017	116,867	—

Interest-bearing liabilities:
Savings accounts	$382,713	8,176	2.14	$286,959	1,623	0.57	$253,651	672	0.26
NOW accounts	1,265,325	26,528	2.10	1,280,134	17,756	1.39	1,062,913	5,164	0.49
Money market accounts	403,170	12,596	3.12	382,032	7,846	2.05	276,579	928	0.34
Certificates of deposit	1,300,561	54,857	4.22	810,570	17,167	2.12	586,017	5,058	0.86
TOTAL INTEREST- BEARING DEPOSITS	3,351,769	102,157	3.05	2,759,695	44,392	1.61	2,179,160	11,822	0.54
Borrowings:
Securities sold under agreements to repurchase	—	—	—	4,148	213	5.13	—	—	—
FHLB advances	123,986	4,993	4.03	107,661	3,627	3.37	43,410	792	1.83
Junior subordinated debt	23,130	1,742	7.53	23,253	1,439	6.19	18,189	686	3.77
TOTAL INTEREST- BEARING LIABILITIES	3,498,885	108,892	3.11	2,894,757	49,671	1.72	2,240,759	13,300	0.59
Noninterest-bearing demand deposits	561,004	—	—	522,159	—	—	408,148	—	—
Other liabilities	31,366	—	—	16,484	—	—	10,651	—	—
TOTAL LIABILITIES	4,091,255	108,892	—	3,433,400	49,671	—	2,659,558	13,300	—
Stockholders’ equity	467,042	—	—	377,652	—	—	305,459	—	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,558,297	108,892	—	$3,811,052	49,671	—	$2,965,017	13,300	—

Net interest income		$139,483			$126,745			$103,567
Interest rate spread (4)			2.71%			3.21%			3.61%
Net interest margin (5)			3.27%			3.54%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.96%			123.57%			124.20%
(1)	Calculated net of deferred loan fees, loan discounts and unfunded commitments on construction loans. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2024	2024	2023	2022
Weighted-average yield on loan portfolio	6.15%	5.98%	5.11%	4.60%
Weighted-average yield on mortgage-backed securities	4.99	4.80	2.88	1.80
Weighted-average yield on investment securities (1)	4.15	4.16	4.50	2.82
Weighted-average yield on other interest-earning assets	4.87	5.50	4.50	0.34
Weighted-average yield on all interest-earning assets	6.00	5.82	4.93	4.20
Weighted-average rate paid on interest-bearing deposits	3.34	3.05	1.61	0.54
Weighted-average rate paid on FHLB advances	3.82	4.03	3.37	1.83
Weighted-average rate paid on subordinated debt	7.44	7.53	6.19	3.77
Weighted-average rate paid on all interest-bearing liabilities	3.38	3.11	1.72	0.59
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	2.62	2.71	3.21	3.61
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.21	3.27	3.54	3.72
(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2024 Compared to 2023				2023 Compared to 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$27,460	$27,991	$4,837	$60,288	$12,664	$34,531	$3,534	$50,729
Mortgage-backed securities	4,633	1,820	1,211	7,664	1,653	1,607	969	4,229
Investment securities (2)	(399)	2,110	(158)	1,553	1,311	1,138	678	3,127
Other interest-earning deposits	426	1,656	373	2,455	5,315	(293)	(3,558)	1,464
Total net change in income on interest-earning assets	32,120	33,577	6,263	71,960	20,943	36,983	1,623	59,549

Interest-bearing liabilities:
Deposits	34,703	11,149	11,914	57,766	22,447	3,435	6,688	32,570
Securities sold under agreements to repurchase	—	—	(213)	(213)	—	—	213	213
FHLB advances	708	550	108	1,366	670	1,173	992	2,835
Subordinated debt	312	(8)	(1)	303	440	191	122	753
Total net change in expense on interest-bearing liabilities	35,723	11,691	11,808	59,222	23,557	4,799	8,015	36,371
Net change in net interest income	$(3,603)	$21,886	$(5,545)	$12,738	$(2,614)	$32,184	$(6,392)	$23,178
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2024, fixed rate residential loan originations totaled $119.4 million (of which $21.9 million was originated for sale into the secondary market), compared to $147.2 million during the prior fiscal year (of which $21.5 million was originated for sale into the secondary market). At June 30, 2024, the fixed-rate, single-family residential loan portfolio totaled $622.1 million, with a weighted average maturity of 176 months, compared to $586.4 million, with a weighted average maturity of 188 months at June 30, 2023. The Company originated $109.0 million in adjustable rate residential loans during the fiscal year ended June 30, 2024, compared to $38.4 million during the prior fiscal year. At June 30, 2024, fixed rate loans with remaining maturities in excess of 10 years totaled $369.8 million, or 9.7%, of loans receivable, compared to $365.1 million, or 10.2%, of loans receivable, at June 30, 2023. The Company originated $300.3 million in fixed rate commercial, commercial real estate, and multi-family loans during the year ended June 30, 2024, compared to $614.2 million during the prior fiscal year. The Company also originated $109.9 million in adjustable rate commercial, commercial real estate, and multi-family loans during the fiscal year ended June 30, 2024, compared to $157.0 million during the prior fiscal year. At June 30, 2024, adjustable-rate home equity lines of credit totaled $72.8 million, compared to $64.6 million as of June 30, 2023. At June 30, 2024, the Company’s weighted average life of its investment portfolio was 5.1 years, compared to 5.3 years at June 30, 2023. Effective duration of the portfolio indicates a relatively stable price sensitivity of approximately 2.6% per 100 basis points movement in market rates at June 30, 2024, as compared to the year ago period of 2.7%. At June 30, 2024, CDs with original terms of two years or more totaled $335.0 million, compared to $383.8 million at June 30, 2023. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2024 and 2023, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. As a result of an independent model review, some key drivers were updated in our net present value (NPV) calculation to align more closely with industry standards and best practices. The results reflected in the NPV table below for June 30, 2024, are based on some assumptions which differ as compared to those utilized in our model at June 30, 2023, and comparison of the results may not reflect actual changes in underlying interest rate sensitivity. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot accurately predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period, typically from one to seven years, and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

June 30, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$355,100	$(117,925)	(25)	8.49	(211)
+200 bp	398,386	(74,640)	(16)	9.32	(129)
+100 bp	438,278	(34,748)	(7)	10.03	(57)
0 bp	473,026	—	—	10.60	—
‑100 bp	502,260	29,235	6	11.03	43
‑200 bp	517,334	44,308	9	11.16	55
‑300 bp	512,487	39,461	8	10.89	28

June 30, 2023
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$259,599	$(114,765)	(31)	6.66	(226)
+200 bp	296,514	(77,850)	(21)	7.43	(149)
+100 bp	334,226	(40,138)	(11)	8.17	(75)
0 bp	374,364	—	—	8.92	—
‑100 bp	426,243	51,879	14	9.91	99
‑200 bp	480,345	105,981	28	10.95	203
‑300 bp	518,672	144,307	39	11.64	272

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. The Company’s sensitivity, which generally increased over recent periods, was partially offset by the Citizens merger in the third quarter of fiscal 2023, as the acquired balance sheet included a higher percentage of rate sensitive assets, and also by continued new loan originations at higher market interest rates. Since June 30, 2023, market interest rates have increased, negatively impacting our underlying NPV, attributable to the impact of higher rates on our longer-term fixed rate loans as of June 30, 2024. Due to updated model assumptions in fiscal 2024, discussed above, the above table comparing modeled results as of June 30, 2023, and June 30, 2024, does not fully illustrate these changes.

The Company has worked to limit its exposure to rising rates by (a) increasing the percentage of funding on its balance sheet obtained from non-maturity transaction accounts, (b) limiting short-term FHLB borrowings (c) limiting the duration of its available-for-sale investment portfolio, and (d) utilizing “pay fixed/receive floating” swaps with $40 million notional value at June 30, 2024. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices.

The Bank’s board of directors is responsible for reviewing it’s asset and liability policies. The Bank’s Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity, capital ratios, and other requirements. The Bank’s management is responsible for administering the policies and determinations of the board of directors with respect to the Bank’s asset and liability goals and strategies.

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (the “Company”) as of June 30, 2024 and 2023 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2024, expressed an unqualified opinion thereon.

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

Allowances for Credit Losses

The Company’s loan portfolio totaled $3.8 billion as of June 30, 2024 and the associated allowance for credit losses on loans (“ACL”) was $52.5 million. In calculating the ACL, loans were segmented into pools based upon similar risk characteristics. For each of these loan pools, management measured expected credit losses over the life of each loan utilizing either a remaining life model or a discounted cash flow (DCF) model. The models utilize loss data from similar peers to calculate an expected loss percentage for each loan pool. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis, which may be based on the fair value of the collateral or a discounted cash flow model of expected cash flows.

We identified the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimate of the ACL, specifically management’s identification and measurement of the qualitative factor adjustments. This required a high degree of subjectivity and auditor effort due to the complexities of the model and the nature of the qualitative factor adjustments.

The primary audit procedures we performed to address this critical audit matter included:

•	Obtained an understanding and evaluated and tested the design and operating effectiveness of controls relating management’s estimate of the ACL, including controls over:

oThe completeness and accuracy of loan data; and

o	The identification of qualitative factors, including whether the qualitative factor adjustments are adequately supported and accurately applied.
•	Tested the mathematical accuracy of the calculation of the ACL, including the mathematical accuracy of the application of the qualitative factor adjustments on the loan pools.
•

Evaluated the qualitative factor adjustments made to the ACL, including assessing the reasonableness and basis for those adjustments and testing internal and external data used in determining the qualitative factor adjustments by agreeing significant inputs and underlying data to internal and external sources.

•

Assessed management’s judgments and assumptions related to the qualitative factor adjustments by assessing trends in relevant factors and evaluating the relationship of trends to the qualitative factor adjustments applied to the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2002.

Springfield, Missouri

September 13, 2024

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2024 AND 2023

Southern Missouri Bancorp, Inc.

	2024	2023
(dollars in thousands)

Assets
Cash and cash equivalents	$60,904	$53,979
Interest-bearing time deposits	491	1,242
Available for sale securities (Note 2)	427,903	417,554
Stock in FHLB of Des Moines	8,713	11,540
Stock in Federal Reserve Bank of St. Louis	9,089	9,061
Loans receivable, net of ACL of $52,516 and $47,820 at June 30, 2024 and June 30, 2023, respectively, (Note 3)	3,797,287	3,571,078
Accrued interest receivable	23,826	18,871
Premises and equipment, net (Note 4)	95,952	92,397
Bank owned life insurance – cash surrender value	73,601	71,684
Goodwill	50,727	50,773
Other intangible assets, net	26,505	30,472
Prepaid expenses and other assets	29,318	31,560
TOTAL ASSETS	$4,604,316	$4,360,211

Liabilities and Stockholders' Equity
Deposits (Note 5)	$3,952,457	$3,725,540
Advances from FHLB (Note 6)	102,050	133,514
Accounts payable and other liabilities	25,037	27,271
Accrued interest payable	12,868	4,723
Subordinated debt (Note 7)	23,156	23,105
TOTAL LIABILITIES	4,115,568	3,914,153

Commitments and contingencies (Note 12)

Common stock, $.01 par value; 25,000,000 shares authorized; 11,959,157 and 11,919,087 shares issued at June 30, 2024 and June 30, 2023, respectively	120	119
Additional paid-in capital	219,680	218,260
Retained earnings	311,376	270,720
Treasury stock of 681,420 and 588,625 shares at June 30, 2024 and June 30, 2023, respectively, at cost	(24,973)	(21,116)
Accumulated other comprehensive loss	(17,455)	(21,925)
TOTAL STOCKHOLDERS' EQUITY	488,748	446,058
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,604,316	$4,360,211

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2024, 2023 AND 2022

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2024	2023	2022

Interest Income
Loans	$222,512	$162,224	$111,495
Investment securities	6,877	5,324	2,197
Mortgage-backed securities	14,631	6,967	2,738
Other interest-earning assets	4,355	1,901	437
TOTAL INTEREST INCOME	248,375	176,416	116,867
Interest Expense
Deposits	102,157	44,392	11,822
Securities sold under agreements to repurchase	—	213	—
Advances from FHLB	4,993	3,627	792
Subordinated debt	1,742	1,439	686
TOTAL INTEREST EXPENSE	108,892	49,671	13,300
NET INTEREST INCOME	139,483	126,745	103,567
Provision for credit losses (Note 3)	3,600	17,061	1,487
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	135,883	109,684	102,080
Noninterest Income
Deposit account charges and related fees	7,399	7,671	6,450
Bank card interchange income	5,744	5,260	4,224
Loan late charges	579	534	553
Loan servicing fees	1,277	1,483	946
Other loan fees	2,375	3,142	2,369
Net realized gains on sale of loans	713	875	1,598
Net realized losses on sale of AFS securities	(1,489)	—	—
Earnings on bank owned life insurance	1,911	1,516	1,168
Insurance brokerage commissions	1,217	1,228	608
Wealth management fees	3,166	2,178	1,814
Other income	1,952	2,317	1,473
TOTAL NONINTEREST INCOME	24,844	26,204	21,203
Noninterest Expense
Compensation and benefits	53,253	46,896	35,611
Occupancy and equipment, net	14,405	11,220	9,248
Data processing expense	8,968	7,756	5,996
Telecommunications expense	1,928	1,679	1,273
Deposit insurance premiums	2,463	1,470	743
Legal and professional fees	1,731	4,051	1,362
Advertising	2,119	1,772	1,496
Postage and office supplies	1,237	1,197	823
Intangibles amortization	4,071	2,633	1,441
Foreclosed property expenses/losses	148	90	522
Other operating expense	7,294	7,661	4,864
TOTAL NONINTEREST EXPENSE	97,617	86,425	63,379
INCOME BEFORE INCOME TAXES	63,110	49,463	59,904
Income Taxes (Note 9)
Current	12,234	11,200	13,352
Deferred	694	(974)	(617)
TOTAL INCOME TAXES	12,928	10,226	12,735
NET INCOME	$50,182	$39,237	$47,169

Basic earnings per share	$4.42	$3.86	$5.22
Diluted earnings per share	$4.42	$3.85	$5.21
Dividends paid	$0.84	$0.84	$0.80

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2024, 2023 AND 2022

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2024	2023	2022

Net Income	$50,182	$39,237	$47,169
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	4,234	(5,696)	(26,100)
Less: reclassification adjustment for realized losses included in net income	(1,489)	—	—
Defined benefit pension plan net gain (loss)	5	5	(11)
Tax (expense) benefit	(1,258)	1,253	5,742
Total other comprehensive income (loss)	4,470	(4,438)	(20,369)
Comprehensive Income	$54,652	$34,799	$26,800

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2024, 2023 AND 2022

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2021	$94	$95,585	$200,140	$(15,278)	$2,882	$283,423

Net Income			47,169			47,169
Change in unrealized loss on available for sale securities, net					(20,358)	(20,358)
Defined benefit pension plan net loss					(11)	(11)
Dividends paid on common stock ($.80 per share)			(7,194)			(7,194)
Stock option expense		165				165
Stock grant expense		532				532
Common stock issued	4	22,880				22,884
Treasury stock purchased				(5,838)		(5,838)
BALANCE AS OF JUNE 30, 2022	98	119,162	240,115	(21,116)	(17,487)	320,772

Net Income			39,237			39,237
Change in unrealized loss on available for sale securities, net					(4,443)	(4,443)
Defined benefit pension plan net gain					5	5
Dividends paid on common stock ($.84 per share)			(8,632)			(8,632)
Stock option expense		255				255
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF JUNE 30, 2023	119	218,260	270,720	(21,116)	(21,925)	446,058

Net Income			50,182			50,182
Change in unrealized loss on available for sale securities, net					4,465	4,465
Defined benefit pension plan net gain					5	5
Dividends paid on common stock ($.84 per share)			(9,526)			(9,526)
Stock option expense		333				333
Stock grant expense		696				696
Exercise of stock options		391				391
Common stock issued	1					1
Treasury stock purchased				(3,857)		(3,857)
BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2024, 2023 AND 2022

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2024	2023	2022

Cash Flows From Operating Activities:
NET INCOME	$50,182	$39,237	$47,169
Items not requiring (providing) cash:
Depreciation	6,021	4,923	4,480
Loss (gain) on disposal of fixed assets	—	(444)	3
Stock option and stock grant expense	1,029	839	697
Loss (gain) on sale/write-down of foreclosed property	74	(44)	460
Amortization of intangible assets	4,071	2,633	1,441
Accretion of purchase accounting adjustments	(5,325)	(3,737)	(1,565)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,911)	(1,516)	(1,168)
Provision for credit losses	3,600	17,061	1,487
Loss realized on sale of AFS securities	1,489	—	—
Net (accretion) amortization of premiums and discounts on securities	(842)	776	1,198
Originations of loans held for sale	(21,857)	(21,419)	(42,808)
Proceeds from sales of loans held for sale	22,044	21,548	44,004
Gain on sales of loans held for sale	(713)	(875)	(1,598)
Changes in:
Accrued interest receivable	(4,955)	(5,400)	(391)
Prepaid expenses and other assets	8,943	5,449	9,681
Accounts payable and other liabilities	(141)	580	5,016
Deferred income taxes	414	(974)	(617)
Accrued interest payable	8,145	3,386	(147)
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,268	62,023	67,342
Cash flows from investing activities:
Net increase in loans	(228,444)	(447,208)	(281,544)
Net change in interest-bearing deposits	744	1,227	(1,488)
Proceeds from maturities of available for sale securities	42,322	35,368	40,474
Proceeds from sales of available for sale securities	32,243	136,714	—
Net redemptions (purchases) of Federal Home Loan Bank stock	2,827	(4,473)	691
Purchases of Federal Reserve Bank of St. Louis stock	(28)	(3,271)	(759)
Purchases of available-for-sale securities	(79,837)	(132,032)	(96,144)
Purchases of long-term investment	(410)	(195)	(383)
Purchases of premises and equipment	(9,047)	(6,039)	(4,617)
Net cash received in acquisition	—	208,336	48,767
Investments in state & federal tax credits	(7,381)	(7,867)	(11,276)
Proceeds from sale of fixed assets	15	3,724	928
Proceeds from sale of foreclosed assets	1,261	2,041	1,423
Proceeds from BOLI claim	—	270	—
NET CASH USED IN INVESTING ACTIVITIES	(245,735)	(213,405)	(303,928)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(53,833)	(245,130)	273,356
Net increase (decrease) in certificates of deposits	280,768	304,494	(31,221)
Net decrease in securities sold under agreements to repurchase	—	(27,629)	—
Proceeds from Federal Home Loan Bank advances	303,200	1,913,830	—
Repayments of Federal Home Loan Bank advances	(334,752)	(1,818,381)	(29,300)
Common stock issued	1	—	—
Exercise of stock options	391	—	—
Purchase of treasury stock	(3,857)	—	(5,838)
Dividends paid on common stock	(9,526)	(8,632)	(7,194)
NET CASH PROVIDED BY FINANCING ACTIVITIES	182,392	118,552	199,803
Increase (decrease) in cash and cash equivalents	6,925	(32,830)	(36,783)
Cash and cash equivalents at beginning of period	53,979	86,809	123,592
Cash and cash equivalents at end of period	$60,904	$53,979	$86,809
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,376	$1,073	$127
Conversion of foreclosed real estate to loans	—	960	—
Conversion of loans to repossessed assets	209	108	26

Supplemental disclosures of cash flow information (CONTINUED):

Right of use assets obtained in exchange for lease obligations: Operating Leases	2,332	216	95
Termination of lease right of use asset and related lease obligation	1,401	—	—

The Company purchased all of the Citizens Bancshares Company on January 20, 2023.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$1,019,722
Less: common stock issued		98,280
Cash paid		34,889
Liabilities assumed		886,553

The Company purchased all of the Fortune Financial Corporation on February 25, 2022.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$267,913
Less: common stock issued			22,885
Cash received			12,663
Liabilities assumed			232,365

The Company assumed the liabilities and purchased associated assets of the First National Bank -Cairo branch on December 15, 2021.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired			$1,707
Less: common stock issued			-
Cash paid for the capital stock			27,151
Liabilities assumed			28,859

Cash paid during the period for:
Interest (net of interest credited)	$7,706	$5,649	$2,057
Income taxes	2,298	4,307	361

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2024, assets of the REIT were approximately $1.4 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $7.7 million and $3.8 million at June 30, 2024 and 2023, respectively. The deposits are held in various commercial banks with a total of $2.3 million and $1.3 million exceeding the FDIC deposit insurance limits at June 30, 2024 and 2023, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2024, or June 30, 2023.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. As of June 30, 2024, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.

Intangible Assets. The Company’s intangible assets at June 30, 2024 included gross core deposit intangibles of $39.1 million with $17.8 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.2 million, and mortgage and SBA servicing rights of $3.0 million. At June 30, 2023, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $14.0 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $3.9 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to ten years, with amortization expense expected to be approximately $3.5 million in fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.6 million in fiscal 2029, and $8.8 million thereafter. As of June 30, 2024, and June 30, 2023, there was no impairment indicated.

The Company records mortgage servicing rights (MSR) at fair value for all loans sold on a servicing retained basis with subsequent adjustments to fair value of MSR in accordance with FASB ASC 860. An estimate of the fair value of the Company’s MSR is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Changes in the fair value of MSR are recorded in loan servicing fees in the consolidated statements of income.

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

Derivative Financial Instruments and Hedging Activities. The Company enters into derivative financial instruments, primarily interest rate swaps, to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. Derivative instruments are accounted pursuant to ASC Topic 815, “Derivatives and Hedging”, which requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at estimated fair value. The change in each of these financial statement line items is included as operating cash flows in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments. Derivative financial instruments are more fully described in Note 16.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities, unrealized appreciation (depreciation) on available-for-sale securities for which a credit loss has been recognized in income, and changes in the funded status of defined benefit pension plans.

Transfers Between Fair Value Hierarchy Levels. Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division held fiduciary assets totaling $100.9 million and $102.0 as of June 30, 2024 and 2023, respectively, and investment management assets totaling $474.7 million and $464.2 million as of June 30, 2024 and 2023, respectively.

The following paragraphs summarize the impact of new accounting pronouncements:

In January 2021, the FASB published ASU 2021-01, “Reference Rate Reform. (Topic 848)”. ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amended the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this update for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. Originally, the amendments in this update did not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022 except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

On December 14, 2023, FASB published ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The ASU was effective for fiscal years beginning after December 15, 2023, and will be effective for the Company beginning July 1, 2024. The adoption of ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

On July 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2: Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,960	$4	$(2,211)	$—	$27,753
Corporate obligations	32,998	60	(1,781)	—	31,277
Asset-backed securities	57,403	1,525	(249)	—	58,679
Other securities	5,387	20	(74)	—	5,333
Total debt securities	125,748	1,609	(4,315)	—	123,042

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	110,918	692	(6,855)	—	104,755
Commercial MBS issued by GSEs	65,195	297	(5,746)	—	59,746
CMOs issued by GSEs	148,382	82	(8,104)	—	140,360
Total MBS and CMOs	324,495	1,071	(20,705)	—	304,861
Total AFS securities	$450,243	$2,680	$(25,020)	$—	$427,903

	June 30, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$45,285	$20	$(2,737)	$—	$42,568
Corporate obligations	35,700	19	(3,181)	—	32,538
Asset-backed securities	67,897	1,274	(545)		68,626
Other securities	3,587	39	(56)	—	3,570
Total debt securities	152,469	1,352	(6,519)	—	147,302

MBS and CMOs
Residential MBS issued by governmental sponsored enterprises (GSEs)	97,612	122	(7,610)	—	90,124
Commercial MBS issued by GSEs	60,333	11	(6,959)	—	53,385
CMOs issued by GSEs	135,202	9	(8,468)	—	126,743
Total MBS and CMOs	293,147	142	(23,037)	—	270,252
Total AFS securities	$445,616	$1,494	$(29,556)	$—	$417,554

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,452	$1,438
After one year but less than five years	26,898	26,039
After five years but less than ten years	50,306	48,237
After ten years	47,092	47,328
Total investment securities	125,748	123,042
MBS and CMOs	324,495	304,861
Total AFS securities	$450,243	$427,903

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $265.5 million and $253.9 million at June 30, 2024 and 2023, respectively. The securities pledged consist of marketable securities, including $137.0 million and $129.2 million of MBS, $103.5 million and $94.8 million of CMOs, $20.8 million and $26.5 million of State and Political Subdivisions Obligations, and $4.3 million and $3.4 million of Other Securities at June 30, 2024 and 2023, respectively.

Gross gains of $67,000 and gross losses of $1.6 million were recognized from sales of available-for-sale securities in fiscal 2024. There were no gains or losses recognized from sales of available-for-sale securities in fiscal 2023 or 2022.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2024.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2024, was $312.9 million, which is approximately 73.1% of the Company’s AFS investment portfolio, as compared to $325.5 million or approximately 78.0% of the Company’s AFS investment portfolio at June 30, 2023. Management believes the declines in fair value for these securities to be temporary.

The following tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which ACL has not been recorded at June 30, 2024 and 2023.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	21,762	Losses	Fair Value	Losses
For the year ended June 30, 2024
Obligations of state and political subdivisions	$3,720	$38	$21,762	$2,173	$25,482	$2,211
Corporate obligations	—	—	25,295	1,781	25,295	1,781
Asset-backed securities	—	—	7,234	249	7,234	249
Other securities	4,404	31	287	43	4,691	74
MBS and CMOs	56,820	621	193,382	20,084	250,202	20,705
Total AFS securities	$64,944	$690	$247,960	$24,330	$312,904	$25,020

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2023
Obligations of state and political subdivisions	$11,574	$184	$26,763	$2,553	$38,337	$2,737
Corporate obligations	14,709	1,074	13,821	2,107	28,530	3,181
Asset-backed securities	22,628	263	698	282	23,326	545
Other securities	1,970	11	350	45	2,320	56
MBS and CMOs	87,354	1,525	145,673	21,512	233,027	23,037
Total AFS securities	$138,235	$3,057	$187,305	$26,499	$325,540	$29,556

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include eight individual securities which have been in an unrealized loss position for less than 12 months and 46 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and other Obligations. The unrealized losses on the Company’s investments in corporate obligations include one individual securities which have been in an unrealized loss position for less than 12 months and 19 individual securitie which has been in an unrealized loss position for more than 12 months. The securities are performing. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed securities. The unrealized losses on the Company’s investments in asset-backed securities includes no individual securities which have been in an unrealized loss position for less than 12 months and four individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates and spreads since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. As of June 30, 2024, the unrealized losses on the Company’s investments in MBS and CMOs include 16 individual securities which have been in an unrealized loss position for less than 12 months, and 114 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of June 30, 2024 is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit losses recognized on investments. There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the fiscal years ended June 30, 2024 and 2023.

NOTE 3: Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2024	June 30, 2023
Real Estate Loans:
Residential	$1,185,692	$1,133,417
Construction	438,134	550,052
Commercial	1,622,365	1,562,379
Consumer loans	144,598	133,515
Commercial loans	668,292	599,030
	4,059,081	3,978,393
Unfunded commitments on construction loans	(209,046)	(359,196)
Deferred loan fees, net	(232)	(299)
Allowance for credit losses	(52,516)	(47,820)
Net loans	$3,797,287	$3,571,078

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2024, the Bank had purchased participation interests in 71 loans totaling $178.5 million, as compared to 86 loans totaling $155.6 million at June 30, 2023, with the increase due primarily to participations acquired in the Citizens merger.

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

Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside the Company’s primary lending area. Approximately $626.3 million of the Company’s $1.6 billion in commercial real estate loans are secured by properties located outside our primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally. Risks to lending on farmland include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland values.

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

Allowance for Credit Losses. The PCL for the fiscal years ended June 30, 2024, 2023, and 2022, was $3.6 million, $17.1 million, and $1.5 million, respectively. In fiscal 2024, the company had a $6.6 million PCL for on-balance sheet exposure for loan growth and charge-offs and a $3.0 negative PCL for off-balance sheet exposures, as construction draws reduced available credit and increased on-balance sheet exposure. During the fiscal year ended June 30, 2023, the ACL required for PCD loans acquired in the Citizens merger was $1.1 million, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Citizens merger was $5.2 million and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $1.8 million due to the Citizens merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Citizens merger, the Company would have recorded a PCL of approximately $10.1 million for the fiscal year ended June 30, 2023, of which $8.9 million was attributable to the required ACL for loan balances outstanding, and $1.2 million was attributable to the required allowance for off-balance sheet credit exposures. During the fiscal year ended June 30, 2022, the ACL required for PCD loans acquired in the Fortune merger was $120,000, and was funded through purchase accounting adjustments, while the ACL required for non-PCD loans acquired in the Fortune merger was $1.9 million, and was funded through a charge to PCL. Additionally, the allowance for off-balance sheet credit exposures was increased by $120,000 due to the Fortune merger and funded through a charge to PCL. Exclusive of the charges required as a result of the Fortune merger, the Company would have recorded a negative PCL of approximately $533,000 in the fiscal year ended June 30, 2022. Exclusive of provisioning required by the Citizens merger, increased provisioning for loan balances outstanding in the year ended June 30, 2023 is attributable primarily to loan growth, qualitative adjustments to modeled results based on levels and trends of industry past due loans, and the unguaranteed portion of a small pool of SBA loans exhibiting signs of credit stress, partially offset by a decreased ACL estimate for classified hotel loans that had been slow to recover from the COVID-19 pandemic. Decreased provisioning for off-balance sheet credit exposures in the current year was attributable primarily to changes in the level and mix of outstanding credit commitments. The Company estimated its expected credit losses as of June 30, 2024, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. As a percentage of average loans outstanding, the Company recorded net charge-offs of 0.05% during the fiscal year ended June 30, 2024, as compared to 0.02% during the prior fiscal year. Specifically, management considered the following primary items in its estimate of the ACL:

●  economic conditions and projections as provided by the Federal Open Market Committee (“FOMC”) were utilized in the Company’s estimate at June 30, 2024. The June 30, 2023, ACL estimate utilized projections from Moody's Analytics, incorporating both baseline and downside scenarios. This change was driven by the automated integration of data within our model. Economic factors considered in the projections included national and state levels of unemployment using the high bound of the FOMC’s central tendency, and national and state rates of inflation-adjusted growth in the gross domestic product using the low bound of the FOMC’s central tendency. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2023;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions or government guaranteed loans, relative to overall economic growth. This measure is considered to be a moderate and slightly decreasing factor, relative to June 30, 2023;

● levels and trends for loan delinquencies nationally and in the region. This is considered to be a low and stable risk factor, relative to June 30, 2023;

● quantified supported model adjustments and general imprecision adjustments. This factor was added for the June 30, 2024, ACL estimate as certain model adjustments capture highly specific issues or events that are not adequately captured in model outcomes. General imprecision adjustments address other sources of imprecision that are not specifically identifiable or quantifiable to a particular loan portfolio and have not been captured by the model or by a specific model adjustment. The Company considers general imprecision in three dimensions; economic forecast imprecision, model imprecision, and process imprecision.

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

The following tables present the balance in the ACL and the recorded investment in loans (excluding unfunded commitment on contruction loans and deferred loan fees) based on portfolio segment as of June 30, 2024 and 2023, and activity in the ACL for the fiscal years ended June 30, 2024, 2023, and 2022:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2024	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$15,641	$2,664	$22,838	$909	$5,768	$47,820
Provision (benefit) charged to expense	713	(174)	4,100	482	1,504	6,625
Losses charged off	(515)	(289)	(496)	(360)	(395)	(2,055)
Recoveries	—	—	18	71	37	126
Balance, end of period	$15,839	$2,201	$26,460	$1,102	$6,914	$52,516

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2023	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192
Initial ACL on PCD loans	96	12	628	164	221	1,121
Provision (benefit) charged to expense	6,655	432	5,605	334	1,105	14,131
Losses charged off	(19)	—	(245)	(327)	(82)	(673)
Recoveries	1	—	12	28	8	49
Balance, end of period	$15,641	$2,664	$22,838	$909	$5,768	$47,820

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2022	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for credit losses:
Balance, beginning of period	$11,192	$2,170	$14,535	$916	$4,409	$33,222
Impact of CECL adoption	23	4	52	—	41	120
Provision (benefit) charged to expense	(2,238)	46	2,251	(205)	80	(66)
Losses charged off	(72)	—	—	(65)	(16)	(153)
Recoveries	3	—	—	64	2	69
Balance, end of period	$8,908	$2,220	$16,838	$710	$4,516	$33,192

The following tables present the balance in the allowance for off-balance credit exposure based on portfolio segment as of June 30, 2024 and 2023, and activity in the allowance for the fiscal years ended June 30, 2024, 2023 and 2022:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2024	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$71	$4,809	$475	$73	$860	$6,288
Provision (benefit) charged to expense	16	(2,917)	(105)	3	(22)	(3,025)
Balance, end of period	$87	$1,892	$370	$76	$838	$3,263

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2023	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$58	$2,178	$421	$61	$640	$3,358
Provision (benefit) charged to expense	13	2,631	54	12	220	2,930
Balance, end of period	$71	$4,809	$475	$73	$860	$6,288

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2022	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for off-balance sheet credit exposure:
Balance, beginning of period	$37	$502	$188	$218	$860	$1,805
Provision (benefit) charged to expense	21	1,676	233	(157)	(220)	1,553
Balance, end of period	$58	$2,178	$421	$61	$640	$3,358

The current fiscal year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Real Estate Loans:
Residential	$—	$—	$382	$97	$—	$36	$—	$515
Construction	—	100	78	111	—	—	—	289
Commercial	—	496	—	—	—	—	—	496
Consumer loans	38	162	106	41	—	13	—	360
Commercial loans	—	190	195	10	—	—	—	395
Total current-period gross charge-offs	$38	$948	$761	$259	$—	$49	$—	$2,055

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful. In addition, lending relationships of $4 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared by the loan administration department and presented to a loan committee with appropriate lending authority. A sample of lending relationships in excess of $1 million (exclusive of single-family residential real estate loans) are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding unfunded commitments on construction loans and deferred loan fees) based on rating category and year of origination as of June 30, 2024. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
Residential Real Estate
Pass	$191,083	$308,691	$275,456	$217,361	$86,265	$93,234	$10,706	$1,182,796
Watch	814	247	87	396	98	23	—	1,665
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	797	—	183	—	251	—	1,231
Doubtful	—	—	—	—	—	—	—	—
Total Residential Real Estate	$191,897	$309,735	$275,543	$217,940	$86,363	$93,508	$10,706	$1,185,692

Construction Real Estate
Pass	$76,007	$131,981	$18,130	$—	$—	$—	$—	$226,118
Watch	64	2,906	—	—	—	—	—	2,970
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Construction Real Estate	$76,071	$134,887	$18,130	$—	$—	$—	$—	$229,088

Commercial Real Estate
Pass	$251,759	$389,523	$449,298	$243,066	$73,189	$91,232	$47,322	$1,545,389
Watch	6,762	22,825	1,715	1,667	4,702	2,585	519	40,775
Special Mention	—	—	—	—	—	—	—	—
Substandard	6,660	360	27,882	283	—	428	588	36,201
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$265,181	$412,708	$478,895	$245,016	$77,891	$94,245	$48,429	$1,622,365

Consumer
Pass	$33,371	$18,309	$6,829	$2,944	$829	$1,348	$80,852	$144,482
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2	59	3	30	—	22	116
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$33,371	$18,311	$6,888	$2,947	$859	$1,348	$80,874	$144,598

Commercial
Pass	$168,459	$77,654	$52,879	$52,486	$6,256	$10,448	$293,963	$662,145
Watch	1,281	328	247	—	—	355	622	2,833
Special Mention	—	—	—	—	—	—	—	—
Substandard	930	299	1,063	17	116	839	50	3,314
Doubtful	—	—	—	—	—	—	—	—
Total Commercial	$170,670	$78,281	$54,189	$52,503	$6,372	$11,642	$294,635	$668,292

Total Loans
Pass	$720,679	$926,158	$802,592	$515,857	$166,539	$196,262	$432,843	$3,760,930
Watch	8,921	26,306	2,049	2,063	4,800	2,963	1,141	48,243
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,590	1,458	29,004	486	146	1,518	660	40,862
Doubtful	—	—	—	—	—	—	—	—
Total	$737,190	$953,922	$833,645	$518,406	$171,485	$200,743	$434,644	$3,850,035

At June 30, 2024, PCD loans comprised $40.9 million of credits rated “Pass”; $8.4 million of credits rated “Watch”; none rated “Special Mention”; $3.1 million of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding unfunded commitments on construction loans and deferred loan fees) based on rating category and year of origination as of June 30, 2023. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

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

Past Due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding unfunded commitments on construction loans and deferred loan fees) as of June 30, 2024 and 2023. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2024
Real Estate Loans:
Residential	$520	$1,848	$478	$2,846	$1,182,846	$1,185,692	$—
Construction	213	376	—	589	228,499	229,088	—
Commercial	1,042	1	1,095	2,138	1,620,227	1,622,365	—
Consumer loans	476	311	130	917	143,681	144,598	—
Commercial loans	877	85	1,749	2,711	665,581	668,292	—
Total loans	$3,128	$2,621	$3,452	$9,201	$3,840,834	$3,850,035	$—

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2023
Real Estate Loans:
Residential	$1,984	$401	$483	$2,868	$1,130,549	$1,133,417	$109
Construction	443	311	698	1,452	189,404	190,856	—
Commercial	616	1,854	1,580	4,050	1,558,329	1,562,379	—
Consumer loans	456	124	212	792	132,723	133,515	—
Commercial loans	713	77	789	1,579	597,451	599,030	—
Total loans	$4,212	$2,767	$3,762	$10,741	$3,608,456	$3,619,197	$109

At June 30, 2024 there was one PCD loan totaling $560,000 that was greater than 90 days past due, and none at June 30, 2023.

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

Collateral-dependent Loans. The following table presents the Company’s collateral dependent loans and related ACL at June 30, 2024 and 2023:

					Allowance on
(dollars in thousands)	Commercial	Residential			Collateral
June 30, 2024	Real Estate	Real Estate	Other	Total	Dependent Loans
Real estate loans
1- to 4-family residential real estate	$—	$797	$—	$797	$116
Commercial real estate	23,457	—	—	23,457	10,175
Commercial	—	—	2,705	2,705	635
Total loans	$23,457	$797	$2,705	$26,959	$10,926

					Allowance on
(dollars in thousands)	Commercial	Residential	Construction		Collateral
June 30, 2023	Real Estate	Real Estate	Real Estate	Total	Dependent Loans
Real estate loans
1- to 4-family residential	$—	$837	$—	$837	$156
Construction real estate	—	—	642	642	79
Commercial real estate	4,897	—	—	4,897	666
Total loans	$4,897	$837	$642	$6,376	$901

The increase in commercial real estate collateral dependent loans is due primarily to two metropolitan area hotel relationships being individually analyzed as of June 30, 2024. In 2023, the Company was previously evaluating its non-owner occupied commercial real estate pool for qualitative adjustments related to similar loans.

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at June 30, 2024 and 2023. The table excludes performing modifications to borrowers experiencing financial difficulty at June 30, 2024 and excludes performing troubled debt restructurings (“TDRs”) at June 30, 2023.

	June 30,
(dollars in thousands)	2024	2023
Residential real estate	$798	$934
Construction real estate	—	698
Commercial real estate	3,106	4,564
Consumer loans	135	256
Commercial loans	2,641	1,091
Total loans	$6,680	$7,543

At June 30, 2024, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the periods ended June 30, 2024 and 2023, was immaterial.

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

During fiscal 2024, two loan modifications, totaling $859,000, were made to loans for borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at June 30, 2024 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

June 30, 2024
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
Residential real estate	$—	$—	$—	$—	—%
Construction real estate	—	—	—	—	—%
Commercial real estate	—	—	—	—	—%
Consumer loans	—	—	—	—	—%
Commercial loans	—	859	—	—	0.13%
Total	$—	$859	$—	$—	0.02%

Both loan modifications made during fiscal 2024 were more than 90 days past due, and were classified as substandard at June 30, 2024. Both of these loans defaulted in fiscal 2024. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans.

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

Performing loans classified as TDRs and outstanding at June 30, 2023, segregated by class, are shown in the table below. Nonperforming TDRs at June 30, 2023 are shown in the nonaccrual loans table above.

	June 30, 2023
	Number of	Recorded
(dollars in thousands)	modifications	Investment
Residential real estate	10	$3,438
Construction real estate	—	—
Commercial real estate	6	24,017
Consumer loans	—	—
Commercial loans	6	2,310
Total	22	$29,765

Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure, deed in lieu, or in-substance repossession. As of June 30, 2024 and June 30, 2023, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $74,000 and $0, respectively. In addition, as of June 30, 2024 and 2023, the Company had residential mortgage loans and home equity loans with a carrying value of $193,000 and $1.5 million respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2024 and 2023, respectively:

	June 30,
(dollars in thousands)	2024	2023
Beginning Balance	$10,547	$10,614
Additions	6,465	6,374
Repayments	(5,911)	(7,223)
Change in related party	—	782
Ending Balance	$11,101	$10,547

NOTE 4: Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2024	2023
Land	$15,376	$15,415
Buildings and improvements	84,474	79,661
Construction in progress	829	450
Furniture, fixtures, equipment and software	27,850	26,404
Automobiles	112	122
Operating leases ROU asset	6,669	6,125
	135,310	128,177
Less accumulated depreciation	39,358	35,780
	$95,952	$92,397

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

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the years ended June 30, 2024 and 2023, income recognized from these lessor agreements was $334,000 and $228,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense. The operating leases are now included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

In the February 2022 Fortune merger, the Company assumed a ground lease with an entity that is controlled by a Company insider. This property is in St. Louis County, MO and is in its fourth year of a twenty year term.

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The range of discount rate utilized was 5.0% to 8.5%. The expected lease terms range from 18 months to 20 years.

	At or For the Twelve	At or For the Twelve
	Months Ended	Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Consolidated Balance Sheet
Operating leases right of use asset	$6,669	$6,125
Operating leases liability	$6,669	$6,125

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,215	$720
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$840	$524
ROU assets obtained in exchange for operating lease obligations:	$2,445	$—

For the years ended June 30, 2024 and 2023, lease expense was $1.2 million and $720,000, respectively. At June 30, 2024, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2025	$772
2026	720
2027	714
2028	729
2029	748
Thereafter	8,298
Future lease payments expected	$11,981

NOTE 5: Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2024	2023
Non-interest bearing accounts	$514,107	$597,600
NOW accounts	1,239,663	1,328,423
Money market deposit accounts	336,799	452,728
Savings accounts	517,084	282,753

TOTAL NON-MATURITY DEPOSITS	2,607,653	2,661,504
Certificates
0.00-0.99%	17,862	92,533
1.00-1.99%	33,395	109,564
2.00-2.99%	46,195	186,538
3.00-3.99%	149,095	109,780
4.00-4.99%	671,562	472,546
5.00-5.99%	421,816	93,057
6.00% and above	4,879	18
TOTAL CERTIFICATES	1,344,804	1,064,036
TOTAL DEPOSITS	3,952,457	3,725,540

The aggregate amount of deposits with a minimum denomination of $250,000 was $1.2 billion at June 30, 2024 and 2023.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2024 to June 30, 2025	$1,082,571
July 1, 2025 to June 30, 2026	101,415
July 1, 2026 to June 30, 2027	64,802
July 1, 2027 to June 30, 2028	65,916
July 1, 2028 to June 30, 2029	30,005
Thereafter	95
TOTAL	$1,344,804

Brokered certificates totaled $171.8 million and $146.5 million at June 30, 2024 and 2023, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2024 and 2023 totaled approximately $6.5 million and $6.6 million, respectively.

NOTE 6:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Interest	June 30,
Maturity	Rate	2024	2023

		(dollars in thousands)
07/24/23	0.59%	$—	$998
11/15/23	0.57%	—	993
03/06/24	0.95%	—	3,000
03/28/24	2.56%	—	8,000
07/24/24	0.66%	1,995	1,966
08/13/24	1.88%	3,000	3,000
03/06/25	1.01%	3,000	3,000
07/15/25	0.77%	1,967	1,939
04/20/26	4.39%	5,000	5,000
06/22/26	4.55%	5,000	5,000
06/26/26	4.49%	5,000	5,000
07/17/26	4.54%	5,000	—
07/22/26	1.10%	1,951	1,929
12/14/26	2.65%	137	189
04/12/27	4.04%	5,000	5,000
04/27/27	4.07%	5,000	5,000
05/03/27	3.95%	5,000	5,000
05/12/27	3.86%	5,000	5,000
06/22/27	4.38%	5,000	5,000
06/25/27	4.34%	5,000	5,000
07/19/27	4.37%	5,000	—
03/23/28	3.85%	10,000	10,000
03/24/28	3.93%	10,000	10,000
06/22/28	4.21%	5,000	5,000
06/26/28	4.18%	5,000	5,000
07/18/28	4.19%	5,000	—
Overnight	5.35%	—	33,500
	TOTAL	$102,050	$133,514
Weighted-average rate		3.82%	3.95%

Of the advances outstanding at June 30, 2024, none are callable by the FHLB prior to maturity. In addition to the above advances, the Bank had additional available credit amounting to $742.5 million and $541.3 million with the FHLB at June 30, 2024 and 2023, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate loans, one- to four-family mortgage loans and multi-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $1.4 billion and $1.1 billion were pledged to the FHLB at June 30, 2024 and 2023, respectively. The principal maturities of FHLB advances at June 30, 2024, are below:

June 30, 2024
FHLB Advance Maturities	(dollars in thousands)
July 1, 2024 to June 30, 2025	$7,995
July 1, 2025 to June 30, 2026	16,967
July 1, 2026 to June 30, 2027	37,088
July 1, 2027 to June 30, 2028	35,000
July 1, 2028 to June 30, 2029	5,000
TOTAL	$102,050

NOTE 7: Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At June 30, 2024, the Debentures carried an interest rate of 8.35%. The balance of the Debentures outstanding was $7.2 million at June 30, 2024 and June 30, 2023. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2024, the current rate was 8.05%. The carrying value of the debt securities was approximately $2.8 million at June 30, 2024 and $2.7 million at June 30, 2023, respectively.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2024, the current rate was 7.40%. The carrying value of the debt securities was approximately $5.6 million and $5.5 million at June 30, 2024 and 2023, respectively.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and was carried at a value of $467,000 at June 30, 2024.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million and $7.7 million at June 30, 2024 and 2023, respectively.

NOTE 8: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2024, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2024. Total 401(k) expense for fiscal 2024, 2023, and 2022 was $2.8 million, $2.4 million, and $1.9 million, respectively. At June 30, 2024, 401(k) plan participants held approximately 412,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (the EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. From fiscal 2012 through fiscal 2017, the Company awarded 122,803 shares, and no awards were made under the plan since fiscal 2017. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2024 and 2023, there were no EIP shares vested, while during fiscal 2022 there were 2,250 EIP shares (split-adjusted) that vested. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. There was no EIP expense for fiscal 2024 and 2023, and for fiscal 2022, EIP expense was $46,000. At June 30, 2024, no awards remained outstanding, and there was no unvested compensation expense related to the EIP.

2003 Stock Option Plan. The Company adopted a stock option plan in October 2003 (the 2003 Plan). Under the plan, the Company granted options to purchase 242,000 shares (split-adjusted) to employees and directors, of which, options to purchase 197,000 shares (split-adjusted) have been exercised, and options to purchase 45,000 shares (split-adjusted) have been forfeited. Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the 2003 Plan.

As of June 30, 2024, no options remained outstanding and there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. No options to purchase shares were vested in fiscal 2024, 2023 or 2022. There were 10,000 shares exercised in fiscal 2024, and none were exercised in fiscal 2023 or 2022.

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

Under the 2017 Plan, as of June 30, 2024, options to purchase 161,500 shares have been granted to employees and directors, of which 6,000 options have been exercised, 15,000 have been forfeited, and 140,500 remain outstanding. As of June 30, 2024, there was $1.0 million in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2017 Plan at June 30, 2024, was $704,000, and 12,600 options were exercisable and out-of-the-money at June 30, 2024, with a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2024, 2023, and 2022 was $126,000, $42,000, and $150,000, respectively.

Full value awards totaling 26,600, 28,650, and 22,350 shares, respectively, were issued to employees and directors in fiscal 2024, 2023, and 2022. All full value awards were in the form of either:

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

During fiscal 2024, 2023, and 2022, full value awards of 16,624, 15,140, and 12,860 shares were vested, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the vesting period. Compensation expense for full value awards under the 2017 Plan for fiscal 2024, 2023, and 2022 was $903,000, $833,000, and $548,000, respectively. At June 30, 2024, unvested compensation expense related to full value awards under the 2017 Plan was approximately $2.5 million.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2024		2023		2022
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$39.63	148,000	$36.56	104,000	$33.77	89,500
Granted	40.74	23,500	38.58	44,000	53.82	14,500
Exercised	24.49	(16,000)	—	—	—	—
Forfeited	42.35	(15,000)	—	—	—	—
Outstanding at year-end	$34.43	140,500	$39.63	148,000	$36.56	104,000
Options exercisable at year-end	$38.44	65,800	$33.89	63,700	$31.92	44,900

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2024, 2023, and 2022:

	2024	2023	2022
Assumptions:
Expected dividend yield	2.06%	1.79%	1.49%
Expected volatility	34.89%	29.67%	28.02%
Risk-free interest rate	4.12%	3.79%	1.82%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$15.88	$16.68	$16.38

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2024:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
43 mo.	11,500	37.31	11,500	37.31
54 mo.	15,500	34.35	15,500	34.35
68 mo.	15,500	37.40	12,400	37.40
79 mo.	23,000	34.91	13,800	34.91
91 mo.	11,500	53.82	4,600	53.82
97 mo.	7,500	46.59	1,500	46.59
104 mo.	32,500	46.94	6,500	46.94
111 mo.	3,500	40.28	—	40.28
115 mo.	20,000	40.82	—	40.82

NOTE 9: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state tax examinations by tax authorities for tax years ending June 30, 2019 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	June 30, 2024	June 30, 2023
Deferred tax assets:
Provision for losses on loans	$12,159	$12,101
Accrued compensation and benefits	1,063	974
NOL carry forwards acquired	30	709
Low income housing tax credit carry forward	396	1,192
Unrealized loss on other real estate	949	818
Unrealized loss on available for sale securities	4,915	6,174
Total deferred tax assets	19,512	21,968

Deferred tax liabilities:
Purchase accounting adjustments	2,452	2,348
Depreciation	4,519	4,276
FHLB stock dividends	120	120
Prepaid expenses	705	728
Other	529	1,636
Total deferred tax liabilities	8,325	9,108
Net deferred tax asset	$11,187	$12,860

As of June 30, 2024, the Company had approximately $137,000 and $0 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 Southern Bank of Commerce merger, the February 2014 Citizens State Bankshares of Bald Knob, Inc. merger, the April 2020 Central Federal Savings and Loan merger, the February 2022 Fortune Bank merger, and the January 2023 Citizens merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2024	2023	2022
Tax at statutory rate	$13,253	$10,387	$12,580
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(471)	(327)	(349)
State tax, net of Federal benefit	412	46	812
Cash surrender value of Bank-owned life insurance	(401)	(318)	(245)
Tax credit benefits	(12)	(19)	(45)
Other, net	147	457	(18)
Actual provision	$12,928	$10,226	$12,735

For the years ended June 30, 2024, 2023, and 2022, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR). Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

NOTE 10: Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2024	2023
Net unrealized loss on securities available-for-sale	$(22,339)	$(28,062)
Net unrealized gain on securities available-for-sale securities for which a portion of impairment has been recognized in income	(1)	(1)
Unrealized gain from defined benefit pension plan	(27)	(32)
	(22,367)	(28,095)
Tax effect	4,912	6,170
Net of tax amount	$(17,455)	$(21,925)

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the years ended June 30, 2024 and 2023, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)			Affected Line Item in the Condensed
	2024	2023	Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$(1,489)	$—	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items	$5	$5	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	(1,484)	5
Tax benefit	(312)	1	Provision for income tax
Total reclassification out of AOCI	$(1,172)	$4	Net Income

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of June 30, 2024 and 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of June 30, 2024, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$524,023	13.23%	$316,979	8.00%	$	n/a	n/a
Southern Bank	496,105	12.68%	312,877	8.00%		391,097	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	467,027	11.79%	237,734	6.00%		n/a	n/a
Southern Bank	447,192	11.43%	234,658	6.00%		312,877	8.00%
Tier I Capital (to Average Assets)
Consolidated	467,027	10.19%	183,262	4.00%		n/a	n/a
Southern Bank	447,192	9.79%	182,723	4.00%		228,403	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	451,474	11.39%	178,300	4.50%		n/a	n/a
Southern Bank	447,192	11.43%	175,993	4.50%		254,213	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,236	12.52%	$307,528	8.00%	$	n/a	n/a
Southern Bank	454,699	11.77%	308,932	8.00%		386,166	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	426,644	11.10%	230,646	6.00%		n/a	n/a
Southern Bank	407,764	10.56%	231,699	6.00%		308,932	8.00%
Tier I Capital (to Average Assets)
Consolidated	426,644	9.95%	171,470	4.00%		n/a	n/a
Southern Bank	407,764	9.54%	170,942	4.00%		213,677	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	411,196	10.70%	172,985	4.50%		n/a	n/a
Southern Bank	407,764	10.56%	173,774	4.50%		251,008	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2024, approximately $30.2 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

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

The Company had total outstanding standby letters of credit amounting to $6.2 million at June 30, 2024, and $7.1 million at June 30, 2023, with terms ranging from 12 to 24 months. At June 30, 2024, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $898.6 million in commitments to extend credit at June 30, 2024, and $912.0 million at June 30, 2023.

At June 30, 2024, total commitments to originate fixed-rate loans with terms in excess of one year were $159.3 million at rates ranging from 4.95% to 9.00%, with a weighted-average rate of 7.04%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $1.5 billion at June 30, 2024, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

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

NOTE 13: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	June 30,
(dollars in thousands except per share data)	2024	2023	2022

Net income	$50,182	$39,237	$47,169
Less: distributed earnings allocated to participating securities	(49)	(42)	(30)
Less: undistributed earnings allocated to participating securities	(208)	(150)	(165)
Net income available to common shareholders	$49,925	$39,045	$46,974

Denominator for basic earnings per share -
Weighted-average shares outstanding	11,292,634	10,124,766	8,994,022
Effect of dilutive securities stock options or awards	8,645	17,033	17,122
Denominator for diluted earnings per share	11,301,279	10,141,799	9,011,144

Basic earnings per share available to common stockholders	$4.42	$3.86	$5.22
Diluted earnings per share available to common stockholders	$4.42	$3.85	$5.21

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 79,830, 66,607, and 22,750 were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

NOTE 14: Business Combinations

On January 20, 2023, the Company completed the merger with Citizens and its wholly owned subsidiary, Citizens Bank and Trust Company (“Citizens Bank”), in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank with and into the Bank, coincident to the data systems conversion. For the fiscal years ended June 30, 2024 and 2023, the Company incurred $95,000 and $4.9 million, respectively, of third-party acquisition-related costs, which are included in noninterest expense in the Company’s condensed consolidated statements of income.

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

The acquired business contributed revenues of $18.6 million and earnings of $2.7 million for the fiscal year ended June 30, 2024, and revenues of $11.6 million and earnings of $3.3 million for the period from January 20, 2023 through June 30, 2023.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	For the twelve months ended
	June 30,
(dollars in thousands)	2023	2022
Revenue	$183,878	$166,101
Earnings	$51,156	$56,856

On February 25, 2022, the Company completed its merger with Fortune and its wholly owned subsidiary, FortuneBank (“FB”), in a stock and cash transaction valued at approximately $35.5 million. The acquired financial institution was merged with and into the Bank simultaneously with the of Fortune merger. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company incurred $0, $45,000 and $1.4 million, respectively, of third party acquisition-related costs, which are included in noninterest expense in the Company’s consolidated statements of income.

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

On December 15, 2021, the Company completed its acquisition of the Cairo, Illinois, branch (“Cairo”) of First National Bank, Oldham, South Dakota. The deal resulted in the Bank relocating its facility from its prior location to the First National Bank location in Cairo. The Company views the acquisition and updates to the new facility as an expression of its continuing commitment to the Cairo community. For the fiscal year ended June 30, 2022, the Company incurred $50,000 of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income, and incurred none in fiscal years ended June 30, 2024 and 2023.

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

Recurring Measurements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and 2023:

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$27,753	$—	$27,753	$—
Corporate obligations	31,277	—	31,277	—
Asset backed securities	58,679	—	58,679	—
Other securities	5,333	—	5,333	—
MBS and CMOs	304,861	—	304,861	—
Mortgage servicing rights	2,448	—	—	2,448
Derivative financial instruments	20	—	20
Liabilities:
Derivative financial instruments	15	—	15	—

	Fair Value Measurements at June 30, 2023, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$42,568	$—	$42,568	$—
Corporate obligations	32,538	—	32,538	—
Asset backed securities	68,626	—	68,626	—
Other securities	3,570	—	3,570	—
MBS and CMOs	270,252	—	270,252	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2024.

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

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps on loans accounted for as fair value hedges. The fair value of interest rate swaps was determined by discounting the expected cash flows of the interest rate swaps. This valuation reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy. See information regarding the Company’s derivative financial agreements in Note 16: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

Mortgage servicing rights: The Company records MSR at fair value on a recurring basis with subsequent remeasurement of MSR based on change in fair value. An estimate of the fair value of the Company’s MSR is determined by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. All of the Company’s MSR are classified as Level 3.

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2024 and 2023:

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$759	$—	$—	$759
Collateral dependent loans	12,994	—	—	12,994

Fair Value Measurements at June 30, 2023, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,472	$—	$—	$1,472

The following table presents losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2024 and 2023:

(dollars in thousands)	2024	2023
Foreclosed and repossessed assets held for sale	$74	$60
Total losses on assets measured on a non-recurring basis	$74	$60

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

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan.

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2024 and 2023.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$759	Third party appraisal	Marketability discount	17.9 - 44.9%	20.3%
Collateral dependent loans	12,994	Collateral value	Marketability discount	14.5 -52.3%	43.7%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2023	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,472	Third party appraisal	Marketability discount	14.9 - 14.9%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2024 and 2023:

	June 30, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$60,904	$60,904	$—	$—
Interest-bearing time deposits	491	—	491	—
Stock in FHLB	8,713	—	8,713	—
Stock in Federal Reserve Bank of St. Louis	9,089	—	9,089	—
Loans receivable, net	3,797,287	—	—	3,639,657
Accrued interest receivable	23,826	—	23,826	—
Mortgage servicing assets	2,448			2,448
Derivative financial instruments	20	—	20	—
Financial liabilities
Deposits	3,952,457	2,607,653	—	1,338,215
Advances from FHLB	102,050	—	100,468	—
Accrued interest payable	12,868	—	12,868	—
Subordinated debt	23,156	—	—	20,576
Derivative financial instruments	15	—	15	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2023
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$53,979	$53,979	$—	$—
Interest-bearing time deposits	1,242	—	1,242	—
Stock in FHLB	11,540	—	11,540	—
Stock in Federal Reserve Bank of St. Louis	9,061	—	9,061	—
Loans receivable, net	3,571,078	—	—	3,393,791
Accrued interest receivable	18,871	—	18,871	—
Financial liabilities
Deposits	3,725,540	2,661,479	—	1,053,650
Advances from FHLB	133,514	—	131,821	—
Accrued interest payable	4,723	—	4,723	—
Subordinated debt	23,105	—	—	20,318
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

NOTE 16: Derivative Financial Instruments

The Company enters into derivative financial instruments, primarily interest rate swaps, to convert certain long term fixed rate loans to floating rates to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these line items in the operating section of the accompanying consolidated statements of cash flows. The unrealized gains and losses, representing the change in fair value of the derivative is being recorded in interest income in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income.

The Company executed two interest rate swaps, designated as fair value hedges, with an original notional amounts of $20.0 million each, for a total of $40.0 million, during the fourth quarter of fiscal 2024, to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the year ended June 30, 2024 was not significant.

The notional amounts and estimated fair values of the Company’s interest rate swaps at June 30, 2024 are presented in the table below. There were no interest rate swaps at June 30, 2023.

	June 30, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$40,000	$20	$15

The carrying amount of the hedged assets, located in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at June 30, 2024 are presented in the table below. There were no interest rate swaps at June 30, 2023.

June 30, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$553,307	$5

NOTE 17: Significant Estimates

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are described in Note 1.

NOTE 18: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
(dollars in thousands)	2024	2023

Condensed Balance Sheets
Assets
Cash and cash equivalents	$13,967	$13,442
Other assets	52,220	52,178
Investment in common stock of Bank	446,131	404,247
TOTAL ASSETS	$512,318	$469,867

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$414	$704
Subordinated debt	23,156	23,105
TOTAL LIABILITIES	23,570	23,809
Stockholders' equity	488,748	446,058
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$512,318	$469,867

	Year ended June 30,
(dollars in thousands)	2024	2023	2022

Condensed Statements of Income
Interest income	$41	$32	$14
Interest expense	1,742	1,439	686
Net interest expense	(1,701)	(1,407)	(672)
Dividends from Bank	16,000	48,000	31,000
Operating expenses	1,018	3,041	1,124
Income before income taxes and equity in undistributed income of the Bank	13,281	43,552	29,204
Income tax benefit	571	552	321
Income before equity in undistributed income of the Bank	13,852	44,104	29,525
Equity in undistributed income of the Bank	36,330	(4,867)	17,644
NET INCOME	$50,182	$39,237	$47,169
COMPREHENSIVE INCOME	$54,652	$34,799	$26,800

	Year ended June 30,
(dollars in thousands)	2024	2023	2022
Condensed Statements of Cash Flow
Cash Flows from operating activities:
Net income	$50,182	$39,237	$47,169
Changes in:
Equity in undistributed income of the Bank	(36,330)	4,867	(17,644)
Other adjustments, net	56	388	(698)
NET CASH PROVIDED BY OPERATING ACTIVITES	13,908	44,492	28,827

Investments in Bank subsidiaries	—	(31,382)	(8,024)
NET CASH USED IN INVESTING ACTIVITIES	—	(31,382)	(8,024)

Cash flows from financing activities:
Dividends on common stock	(9,526)	(8,632)	(7,194)
Payments to acquire treasury stock	(3,857)	—	(5,838)
NET CASH USED IN FINANCING ACTIVITIES	(13,383)	(8,632)	(13,032)

Net increase in cash and cash equivalents	525	4,478	7,771
Cash and cash equivalents at beginning of year	13,442	8,964	1,193
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,967	$13,442	$8,964

NOTE 19: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2024
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$58,107	$61,576	$64,025	$64,667
Interest expense	22,714	27,090	29,516	29,572

Net interest income	35,393	34,486	34,509	35,095

Provision for credit losses	900	900	900	900
Noninterest income	5,853	5,640	5,584	7,767
Noninterest expense	23,706	23,860	25,049	25,002
Income before income taxes	16,640	15,366	14,144	16,960
Income tax expense	3,488	3,173	2,837	3,430
NET INCOME	$13,152	$12,193	$11,307	$13,530
Basic earnings per share	$1.16	$1.08	$1.00	$1.19
Diluted earnings per share	$1.16	$1.07	$0.99	$1.19

	June 30, 2023
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,996	$38,851	$48,286	$54,283
Interest expense	6,487	10,600	14,519	18,065

Net interest income	28,509	28,251	33,767	36,218

Provision for credit losses	5,056	1,138	10,072	795
Noninterest income	5,513	5,456	6,284	8,951
Noninterest expense	16,920	17,638	26,992	24,875
Income before income taxes	12,046	14,931	2,987	19,499
Income tax expense	2,442	3,267	578	3,939
NET INCOME	$9,604	$11,664	$2,409	$15,560
Basic earnings per share	$1.04	$1.26	$0.22	$1.37
Diluted earnings per share	$1.04	$1.26	$0.22	$1.37

	June 30, 2022
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$28,860	$28,096	$28,339	$31,572
Interest expense	3,223	3,038	3,225	3,814

Net interest income	25,637	25,058	25,114	27,758

Provision for credit losses	(305)	—	1,552	240
Noninterest income	4,515	5,285	4,904	6,499
Noninterest expense	14,221	15,070	16,757	17,331
Income before income taxes	16,236	15,273	11,709	16,686
Income tax expense	3,487	3,288	2,358	3,602
NET INCOME	$12,749	$11,985	$9,351	$13,084
Basic earnings per share	$1.43	$1.35	$1.03	$1.41
Diluted earnings per share	$1.43	$1.34	$1.03	$1.41

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Date: September 13, 2024	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew T. Funke
Matthew T. Funke
President and Chief Administrative Officer
(Principal Financial Officer)
	By:	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of June 30, 2024 and 2023, and for each of the three years in the period ended June 30, 2024 and our report dated September 13, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Springfield, Missouri

September 13, 2024

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2024, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a–1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulatoin S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” and is incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Schalk, Brooks, Hensley, Robison, Tooley, and McClain, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2024, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Change in Control

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2024, with respect to compensation plans under which shares of common stock may be issued.

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	140,500	$34.43	3,550	(1)
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	140,500	$34.43	3,550
(1)	Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 3,550 shares remaining available for future awards under the plan, as of June 30, 2024, reflects the 500,000 shares originally available under the shares authorization, less awards of 161,500 option shares, plus 15,000 option shares forfeited, and 149,550 full value shares (counted on a 2.5-for-1 basis, or 378,875), plus forfeitures of 9,570 full value shares (counted on a 2.5-for-1 basis, or 23,925 shares).

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and Director independence required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

		(ix)	Change-in -Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2024
10.2	Director Fee Arrangements for 2024
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
97	Policy Relating to Recovery of Erroneously Awarded Compensation

101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2024	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 13, 2024
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 13, 2024
L. Douglas Bagby
Vice-Chairman and Director

By:	/s/ Sammy A. Schalk	September 13, 2024
Sammy A. Schalk
Director

By:	/s/ Rebecca McLane Brooks	September 13, 2024
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 13, 2024
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 13, 2024
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 13, 2024
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 13, 2024
Todd E. Hensley
Director

By:	/s/ Daniel L. Jones	September 13, 2024
Danile L. Jones
Director

By:	/s/ David L. McClain	September 13, 2024
David L. McClain
Director

By:	/s/ William E. Young	September 13, 2024
William E. Young Director

By:	/s/ Matthew T. Funke	September 13, 2024
Matthew T. Funke
President and Chief Administrative Officer
(Principal Financial Officer)