Form 10-Q
period 2024-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2024-11-12
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2024
Common Stock, Par Value $.01	11,277,167 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND JUNE 30, 2024

	September 30, 2024	June 30, 2024
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$75,347	$60,904
Interest-bearing time deposits	244	491
Available for sale securities	420,209	427,903
Stock in FHLB of Des Moines	8,972	8,713
Stock in Federal Reserve Bank of St. Louis	9,092	9,089
Loans receivable, net of ACL of $54,437 and $52,516 at September 30, 2024 and June 30, 2024, respectively	3,912,081	3,797,287
Accrued interest receivable	28,949	23,826
Premises and equipment, net	96,087	95,952
Bank owned life insurance – cash surrender value	74,119	73,601
Goodwill	50,727	50,727
Other intangible assets, net	25,613	26,505
Prepaid expenses and other assets	27,760	29,318
Total assets	$4,729,200	$4,604,316

Liabilities and Stockholders' Equity
Deposits	$4,040,142	$3,943,059
Securities sold under agreements to repurchase	15,000	9,398
Advances from FHLB	107,069	102,050
Accounts payable and other liabilities	26,523	25,037
Accrued interest payable	11,668	12,868
Subordinated debt	23,169	23,156
Total liabilities	4,223,571	4,115,568

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,958,587 and 11,959,157 shares issued at September 30, 2024 and June 30, 2024, respectively	120	120
Additional paid-in capital	219,808	219,680
Retained earnings	321,240	311,376
Treasury stock of 681,420 and 681,420 shares at September 30, 2024 and June 30, 2024, respectively, at cost	(24,973)	(24,973)
Accumulated other comprehensive loss	(10,566)	(17,455)
Total stockholders' equity	505,629	488,748
Total liabilities and stockholders' equity	$4,729,200	$4,604,316

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2024	2023

Interest Income
Loans	$61,753	$52,974
Investment securities	1,621	1,713
Mortgage-backed securities	3,926	3,371
Other interest-earning assets	78	49
Total interest income	67,378	58,107
Interest Expense
Deposits	28,796	20,368
Securities sold under agreements to repurchase	160	72
Advances from FHLB	1,326	1,838
Subordinated debt	435	435
Total interest expense	30,717	22,713
Net Interest Income	36,661	35,394
Provision for Credit Losses	2,159	900
Net Interest Income After Provision for Credit Losses	34,502	34,494
Noninterest Income
Deposit account charges and related fees	2,184	1,791
Bank card interchange income	1,499	1,345
Loan late charges	—	113
Loan servicing fees	286	231
Other loan fees	1,063	357
Net realized gains on sale of loans	361	213
Earnings on bank owned life insurance	517	458
Insurance brokerage commissions	287	264
Wealth management fees	730	795
Other income	247	286
Total noninterest income	7,174	5,853
Noninterest Expense
Compensation and benefits	14,397	12,649
Occupancy and equipment, net	3,689	3,515
Data processing expense	2,171	2,308
Telecommunications expense	428	531
Deposit insurance premiums	472	550
Legal and professional fees	1,208	416
Advertising	546	465
Postage and office supplies	306	302
Intangibles amortization	897	1,018
Foreclosed property expenses/losses	12	(8)
Other operating expense	1,715	1,963
Total noninterest expense	25,841	23,709
Income Before Income Taxes	15,835	16,638
Total Income Taxes	3,377	3,487
Net Income	$12,458	$13,151

Basic earnings per share	$1.10	$1.16
Diluted earnings per share	$1.10	$1.16
Dividends paid per share	$0.23	$0.21

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2024	2023

Net Income	$12,458	$13,151
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	8,832	(4,146)
Tax (expense) benefit	(1,943)	913
Total other comprehensive income (loss)	6,889	(3,233)
Comprehensive Income	$19,347	$9,918

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	For the three-month period ended September 30, 2024
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

Net Income			12,458			12,458
Change in unrealized loss on available for sale securities					6,889	6,889
Dividends paid on common stock ($.23 per share)			(2,594)			(2,594)
Stock option expense		89				89
Stock grant expense		39				39
BALANCE AS OF SEPTEMBER 30, 2024	$120	$219,808	$321,240	$(24,973)	$(10,566)	$505,629

	For the three-month period ended September 30, 2023
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

Net Income			13,151			13,151
Change in unrealized loss on available for sale securities					(3,233)	(3,233)
Dividends paid on common stock ($.21 per share)			(2,380)			(2,380)
Stock option and grant expense		333				333
BALANCE AS OF SEPTEMBER 30, 2023	$119	$218,593	$281,491	$(21,116)	$(25,158)	$453,929

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREEE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2024	2023

Cash Flows From Operating Activities:
Net Income	$12,458	$13,151
Items not requiring (providing) cash:
Depreciation	1,608	1,439
Loss on disposal of fixed assets	67	1
Stock option and stock grant expense	128	333
Loss on sale/write-down of foreclosed property	29	17
Amortization of intangible assets	897	1,018
Accretion of purchase accounting adjustments	(937)	(1,641)
Increase in cash surrender value of bank owned life insurance (BOLI)	(517)	(458)
Provision for credit losses	2,159	900
Net accretion of premiums and discounts on securities	(444)	(101)
Originations of loans held for sale	(4,637)	(5,614)
Proceeds from sales of loans held for sale	5,248	5,571
Gain on sales of loans held for sale	(361)	(213)
Changes in:
Accrued interest receivable	(5,123)	(4,771)
Prepaid expenses and other assets	(363)	395
Accounts payable and other liabilities	965	1,800
Accrued interest payable	(1,185)	2,378
Net cash provided by operating activities	9,992	14,205
Cash Flows From Investing Activities:
Net increase in loans	(116,106)	(80,558)
Net change in interest-bearing deposits	248	248
Proceeds from maturities of available for sale securities	19,708	9,525
Net (purchases) redemptions of Federal Home Loan Bank stock	(259)	640
Net (purchases) redemptions of Federal Reserve Bank of St. Louis stock	(3)	1
Purchases of available-for-sale securities	(2,737)	(1,214)
Purchases of long-term investment	(50)	(40)
Purchases of premises and equipment	(1,431)	(1,427)
Investments in state & federal tax credits	—	(865)
Proceeds from sale of foreclosed assets	4	10
Net cash used in investing activities	(100,626)	(73,680)
Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(87,791)	(98,627)
Net increase in certificates of deposits	184,874	214,209
Net increase in securities sold under agreements to repurchase	5,602	—
Proceeds from Federal Home Loan Bank advances	260,000	271,000
Repayments of Federal Home Loan Bank advances	(255,014)	(290,513)
Dividends paid on common stock	(2,594)	(2,380)
Net cash provided by financing activities	105,077	93,689
Increase in cash and cash equivalents	14,443	34,214
Cash and cash equivalents at beginning of period	60,904	53,979
Cash and cash equivalents at end of period	$75,347	$88,193
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$—	$1,375
Conversion of loans to repossessed assets	7	77
Right of use assets obtained in exchange for lease obligations: Operating Leases	—	2,333

Cash paid during the period for:
Interest (net of interest credited)	$1,978	$2,380
Income taxes	4,022	539

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2024, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods have been reclassified to conform to the September 30, 2024 presentation. These reclassifications did not materially impact the Company’s consolidated financial statements.

Correction of an Immaterial Error in Prior Period Financial Statements:

Certain prior period amounts in the Consolidated Balance Sheets, Consolidated Statements of Income and Note 12: Fair Value Measurements have been corrected as discussed below. No other financial statements or notes were impacted by these corrections.

The Company has corrected its Consolidated Balance Sheet at June 30, 2024, the Consolidated Statement of Income for the three-month period ended September 30, 2023, and the Fair Value of Financial Instruments table at June 30, 2024 in Note 12: Fair Value Measurements, within this Quarterly Report on Form 10-Q for an error in classification between deposits and securities sold under agreements to repurchase.

The balance of securities sold under agreements to repurchase is now being presented as a separate line item on the Consolidated Balance Sheet and Fair Value of Financial Instruments table included in the notes to the financial statements. The Company had previously included the agreements with deposits. The interest expense associated with the securities is now being presented as a separate line on the Consolidated Statements of Income. Previously, the Company included this in deposits interest expense.

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Balance Sheets, Consolidated Statements of Income, and Notes to the Financial Statements are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity, or Consolidated Statement of Cash Flow, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended June 30, 2024 and the three-months ended September 30, 2023 in this Quarterly Report on Form 10-Q.

	Consolidated Balance Sheet
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Liabilities and Stockholders' Equity:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

	Consolidated Statement of Income
	For the three-month period ended September 30, 2023
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Interest expense:
Deposits	$20,440	$(72)	$20,368
Securities sold under agreements to repurchase	-	72	72

	Fair Value of Financial Instruments
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Carrying Amount:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

Significant Other Observable Inputs (Level 2):
Securities sold under agreements to repurchase	-	9,398	9,398

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At September 30, 2024, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $20.4 million and $7.7 million at September 30, 2024 and June 30, 2024, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $2.3 million exceeding the FDIC’s deposit insurance limits at September 30, 2024 and June 30, 2024, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

Interest-bearing Time Deposits. Interest bearing time deposits in banks mature within three years and are carried at cost.

Available for Sale Securities. Available for sale securities (AFS), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss, a component of stockholders’ equity. All securities have been classified as available for sale.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at September 30, 2024, or June 30, 2024.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans, and is established through a provision for credit losses (PCL) charged to current earnings. The ACL is increased by the provision for credit losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 24 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (DCF) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal, the Company utilizes the remaining life method. The DCF model implements probability of default (PD) and loss given default (LGD) calculations at the instrument level. PD and LGD are determined based on statistical analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default to include an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (PCD) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2024, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at September 30, 2024.

Intangible Assets. The Company’s intangible assets at September 30, 2024 included gross core deposit intangibles of $39.1 million with $18.9 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.3 million, and mortgage and SBA servicing rights of $3.0 million. At June 30, 2024, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $17.8 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.2 million, and mortgage and SBA servicing rights of $3.0 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $2.6 million in the remainder of fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.6 million in fiscal 2029, and $8.8 million thereafter. As of September 30, 2024 and June 30, 2024, there was no impairment of other intangible assets indicated.

The Company records mortgage servicing rights (MSR) at fair value for all mortgage loans sold on a servicing retained basis with subsequent adjustments to fair value of MSR in accordance with FASB ASC 860. An estimate of the fair value of the Company’s MSR is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Changes in the fair value of MSR are recorded in loan servicing fees in the consolidated statements of income.

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

Derivative Financial Instruments and Hedging Activities. The Company enters into derivative financial instruments, primarily interest rate swaps, to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. Derivative instruments are accounted pursuant to ASC Topic 815, “Derivatives and Hedging”, which requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at estimated fair value. The change in each of these financial statement line items is included as operating cash flows in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments. Derivative financial instruments are more fully described in Note 13.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling

$113.1 million and $100.9 million as of September 30, 2024 and June 30, 2024, respectively, and investment management assets totaling $516.9 million and $474.7 million as of September 30, 2024 and June 30, 2024, respectively.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments of this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU is not expected to have a material impact on Company’s consolidated financial statements.

On December 14, 2023, the FASB published ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The ASU was effective for fiscal years beginning after December 15, 2023, and was effective for the Company beginning July 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The ASU is effective for PBEs for fiscal years beginning after December 15, 2026. The Company does not expect adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,913	$44	$(1,527)	$—	$28,430
Corporate obligations	33,036	45	(1,291)	—	31,790
Asset-backed securities	46,359	1,194	(213)	—	47,340
Other securities	5,191	21	(51)	—	5,161
Total debt securities	114,499	1,304	(3,082)	—	112,721

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	111,322	1,313	(4,756)	—	107,879
Commercial MBS issued by GSEs	65,071	940	(4,098)	—	61,913
CMOs issued by GSEs	142,824	507	(5,635)	—	137,696
Total MBS and CMOs	319,217	2,760	(14,489)	—	307,488
Total AFS securities	$433,716	$4,064	$(17,571)	$—	$420,209

	June 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,960	$4	$(2,211)	$—	$27,753
Corporate obligations	32,998	60	(1,781)	—	31,277
Asset-backed securities	57,403	1,525	(249)	—	58,679
Other securities	5,387	20	(74)	—	5,333
Total debt securities	125,748	1,609	(4,315)	—	123,042

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	110,918	692	(6,855)	—	104,755
Commercial MBS issued by GSEs	65,195	297	(5,746)	—	59,746
CMOs issued by GSEs	148,382	82	(8,104)	—	140,360
Total MBS and CMOs	324,495	1,071	(20,705)	—	304,861
Total AFS securities	$450,243	$2,680	$(25,020)	$—	$427,903

The amortized cost and estimated fair value of investment and MBS, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2024
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,448	$1,444
After one year but less than five years	26,918	26,576
After five years but less than ten years	45,791	44,128
After ten years	40,342	40,573
Total investment securities	114,499	112,721
MBS and CMOs	319,217	307,488
Total AFS securities	$433,716	$420,209

The carrying value of marketable securities pledged as collateral to secure public deposits amounted to $253.6 million and $265.5 million at September 30, 2024 and June 30, 2024, respectively. The securities pledged consist of $133.2 million and $137.0 million of MBS, $94.0 million and $103.5 million of CMOs, $22.3 million and $20.8 million of Obligations of State and Political Subdivisions Obligations, and $4.1 million and $4.3 million of Other Securities at September 30, 2024 and June 30, 2024, respectively.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30, 2024 and June 30, 2024:

	September 30, 2024
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$1,413	$27	$18,156	$1,500	$19,569	$1,527
Corporate obligations	—	—	24,835	1,291	24,835	1,291
Asset-backed securities	—	—	6,157	213	6,157	213
Other securities	4,235	20	282	31	4,517	51
MBS and CMOs	15,069	75	171,167	14,414	186,236	14,489
Total AFS securities	$20,717	$122	$220,597	$17,449	$241,314	$17,571

	June 30, 2024
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,720	$38	$21,762	$2,173	$25,482	$2,211
Corporate obligations	—	—	25,295	1,781	25,295	1,781
Asset-backed securities	—	—	7,234	249	7,234	249
Other securities	4,404	31	287	43	4,691	74
MBS and CMOs	56,820	621	193,382	20,084	250,202	20,705
Total AFS securities	$64,944	$690	$247,960	$24,330	$312,904	$25,020

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include four individual securities which have been in an unrealized loss position for less than 12 months and 40 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include one security which has been in an unrealized loss position for less than 12 months and 17 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include six individual securities which have been in an unrealized loss position for less than 12 months, and 107 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of September 30, 2024, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three-month periods ended September 30, 2024 and 2023.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2024	June 30, 2024

1-4 residential real estate	$942,916	$925,397
Non-owner occupied commercial real estate	903,678	899,770
Owner occupied commercial real estate	438,030	427,476
Multi-family real estate	371,177	384,564
Construction and land development	351,481	290,541
Agriculture real estate	239,787	232,520
Total loans secured by real estate	3,247,069	3,160,268

Commercial and industrial	457,018	450,147
Agriculture production	200,215	175,968
Consumer	58,735	59,671
All other loans	3,699	3,981
Gross loans	3,966,736	3,850,035

Deferred loan fees, net	(218)	(232)
Allowance for credit losses	(54,437)	(52,516)
Net loans	$3,912,081	$3,797,287

The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2024, the Bank had purchased participations in 78 loans totaling $208.5 million, as compared to 71 loans totaling $178.5 million at June 30, 2024.

1-4 Residential Real Estate Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. This category includes both fixed-rate and adjustable-rate mortgage (“ARM”) loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied. Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property. Substantially all of the one- to four-family residential mortgage originations in the Company’s portfolio are located within the Company’s primary lending area. General risks related to one- to four-family residential lending include stability of borrower income and collateral values.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are generally issued up to 90% of the appraised or estimated value of the property securing the line of credit, less the outstanding balance on the first mortgage and are typically issued for a term of ten years. Interest rates on HELOCs are generally adjustable. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Risks related to HELOC lending generally include the stability of borrower income and collateral values.

Non-Owner Occupied and Owner Occupied Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside the Company’s primary lending area. Approximately $626.3 million of the Company’s $1.6 billion in commercial real estate loans are secured by properties located outside our primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally.

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

Multi-family Real Estate Lending. The Company originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within the Company’s primary market area. The majority of the multi-family residential loans that are originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand and supply, rental rates, and vacancies, as well as collateral values and borrower leverage.

Construction and Land Development Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction and land development loans originated by the Company are generally to finance the construction of owner occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing with monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and land development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

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

Agriculture Production and Agriculture Real Estate Lending. Agriculture production and agriculture real estate loans are generally comprised on seasonal operating lines to farmers to plant crops and term loans to fund the purchase of equipment, farmland, or livestock. This segment of lending includes pastureland and row crop ground. The Company originates substantially all agriculture production and agriculture real estate lending to borrowers headquartered in the Company’s primary lending area. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Agriculture production operating lines are typically written for one year and secured by the crop. Agricultural real estate terms offered usually have amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Risks to agricultural lending include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland and farm equipment values.

Commercial and Industrial Lending. The Company’s commercial and industrial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. The Company offers both fixed and adjustable rate commercial and industrial loans. Generally, commercial loans secured by fixed assets are amortized over periods up to five years. Commercial and industrial lending risk is primarily driven by the borrower’s successful generation of cash flow from their business enterprise sufficient to service debt, and may be influenced by factors specific to the borrower and industry, or by general economic conditions in the region or in the United States generally.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, recreational vehicle loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are originated with fixed rates for terms of up to 66 months, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years.

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

Allowance for Credit Losses. The PCL for the three-month period ended September 30, 2024, was $2.2 million compared to $900,000 in the same period of the prior fiscal year. The current period PCL was the result of a $2.0 million provision attributable to the ACL for loan balances outstanding, and a $138,000 provision attributable to the allowance for off-balance sheet credit exposures. The Company has estimated its expected credit losses as of September 30, 2024, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve has tightened monetary policy to address inflation risks. Qualitative adjustments in the Company’s ACL model were slightly decreased compared to June 30, 2024. The Company increased the allowance attributable to classified hotel loans that have been slow to recover from the COVID-19 pandemic. Additionally, PCL was required due to loan growth in the first quarter of fiscal year 2025 and a slight increase in modeled expected losses due to a modest increase in the unemployment rate expectations. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.01% (annualized) during the current period, as compared to 0.03% for the same period of the prior fiscal year. Specifically, management considered the following primary qualitative items in its estimate of the ACL:

●  economic conditions and projections as provided by the Federal Open Market Committee (FOMC) were utilized in the Company’s estimate at September 30, 2024. Economic factors considered in the projections included national levels of unemployment using the high bound of the FOMC’s central tendency, and national rates of inflation-adjusted growth in the gross domestic product using the low bound of the FOMC’s central tendency. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2024;

● the pace of growth of the Company’s loan portfolio, exclusive of acquisitions, relative to overall economic growth. This measure is considered to be a moderate and slightly decreasing risk factor, relative to June 30, 2024;

● levels and trends for loan delinquencies nationally and in the region. This is considered to be a low and stable risk factor, relative to June 30, 2024;

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

PCD Loans. In connection with the acquisition of Citizens Bancshares Co. (Citizens) on January 20, 2023, and Fortune Financial Corporation (Fortune) on February 25, 2022, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, the net premium or net discount is adjusted to reflect the Company’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to loans not classified as PCD (non-PCD) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans. The Company records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.

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

The following tables present the balance in the ACL based on portfolio segment as of September 30, 2024 and 2023, and activity in the ACL for the three-month periods ended September 30, 2024 and 2023:

	At period end and for the three months ended September 30, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$10,528	$157	$(48)	$—	$10,637
Non-owner occupied commercial real estate	19,055	1,673	—	—	20,728
Owner occupied commercial real estate	4,815	(1)	—	—	4,814
Multi-family real estate	5,447	(376)	—	47	5,118
Construction and land development	2,901	774	—	—	3,675
Agriculture real estate	2,107	(80)	—	—	2,027
Commercial and industrial	6,233	(85)	(39)	5	6,114
Agriculture production	835	(51)	—	—	784
Consumer	578	13	(72)	7	526
All other loans	17	(3)	—	—	14
Total	$52,516	$2,021	$(159)	$59	$54,437

	At period end and for the three months ended September 30, 2023
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$9,474	$(101)	$(35)	$33	$9,371
Non-owner occupied commercial real estate	13,863	2,641	—	—	16,504
Owner occupied commercial real estate	5,168	(289)	—	—	4,879
Multi-family real estate	6,806	(612)	(97)	—	6,097
Construction and land development	3,414	224	(111)	18	3,545
Agriculture real estate	2,567	(141)	—	—	2,426
Commercial and industrial	5,235	(100)	(4)	3	5,134
Agriculture production	782	(85)	—	—	697
Consumer	490	38	(88)	13	453
All other loans	21	(5)	—	—	16
Total	$47,820	$1,570	$(335)	$67	$49,122

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of September 30, 2024 and 2023, and activity in the allowance for the three-month periods ended September 30, 2024 and 2023:

	At period end and for the three months ended September 30, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$140	$30	$170
Non-owner occupied commercial real estate	153	22	175
Owner occupied commercial real estate	136	(14)	122
Multi-family real estate	31	3	34
Construction and land development	1,912	88	2,000
Agriculture real estate	60	(8)	52
Commercial and industrial	782	20	802
Agriculture production	37	(3)	34
Consumer	12	—	12
All other loans	—	—	—
Total	$3,263	$138	$3,401

	At period end and for the three months ended September 30, 2023
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$126	$5	$131
Non-owner occupied commercial real estate	154	—	154
Owner occupied commercial real estate	182	(2)	180
Multi-family real estate	16	(1)	15
Construction and land development	4,897	(612)	4,285
Agriculture real estate	50	(11)	39
Commercial and industrial	730	37	767
Agriculture production	107	(84)	23
Consumer	16	1	17
All other loans	10	(3)	7
Total	$6,288	$(670)	$5,618

The following tables present gross charge-offs by loan class and year of origination for the three-month periods ended September 30, 2024 and 2023:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
September 30, 2024
1-4 residential real estate	$—	$—	$—	$—	$—	$48	$—	$48
Commercial and industrial	—	—	28	—	—	11	—	39
Consumer	—	37	21	11	3	—	—	72
Total gross charge-offs	$—	$37	$49	$11	$3	$59	$—	$159

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
September 30, 2023
1-4 residential real estate	$—	$—	$—	$—	$—	$35	$—	$35
Multi-family real estate	—	—	—	97	—	—	—	97
Construction and land development	—	—	—	111	—	—	—	111
Commercial and industrial	—	4	—	—	—	—	—	4
Consumer	6	41	26	10	—	5	—	88
Total gross charge-offs	$6	$45	$26	$218	$—	$40	$—	$335

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful. In addition, lending relationships of $3 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared by the loan administration department and presented to a loan committee with appropriate lending authority. A sample of lending relationships in excess of $1 million (exclusive of single-family residential real estate loans) are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding deferred loan fees) based on rating category and fiscal year of origination as of September 30, 2024. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
1-4 residential real estate
Pass	$59,431	$152,857	$148,199	$185,830	$138,617	$153,107	$99,379	$937,420
Watch	60	809	287	238	391	118	—	1,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	960	758	623	326	176	750	—	3,593
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 residential real estate	$60,451	$154,424	$149,109	$186,394	$139,184	$153,975	$99,379	$942,916

Non-owner occupied commercial real estate
Pass	$20,261	$106,090	$242,653	$291,892	$99,987	$84,799	$7,178	$852,860
Watch	5,071	207	13,206	206	1,510	5,202	—	25,402
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	43	25,373	—	—	—	25,416
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$25,332	$106,297	$255,902	$317,471	$101,497	$90,001	$7,178	$903,678

Owner occupied commercial real estate
Pass	$26,210	$58,846	$90,859	$86,849	$83,070	$55,857	$20,518	$422,209
Watch	587	629	6,663	1,164	150	1,169	519	10,881
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,318	—	625	—	425	572	4,940
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$26,797	$62,793	$97,522	$88,638	$83,220	$57,451	$21,609	$438,030

Multi-family real estate
Pass	$15,824	$24,791	$156,181	$81,520	$73,648	$18,832	$381	$371,177
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$15,824	$24,791	$156,181	$81,520	$73,648	$18,832	$381	$371,177

Construction and land development
Pass	$51,908	$97,383	$159,720	$27,195	$2,463	$4,388	$1,794	$344,851
Watch	4,949	275	—	128	—	85	—	5,437
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,161	32	—	—	—	—	1,193
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$56,857	$98,819	$159,752	$27,323	$2,463	$4,473	$1,794	$351,481

Agriculture real estate
Pass	$13,804	$37,392	$44,730	$55,391	$47,698	$18,522	$18,484	$236,021
Watch	—	252	121	192	—	259	—	824
Special Mention	—	—	—	—	—	—	—	—
Substandard	35	2,265	316	—	279	—	47	2,942
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$13,839	$39,909	$45,167	$55,583	$47,977	$18,781	$18,531	$239,787

Commercial and industrial
Pass	$31,499	$100,314	$56,216	$40,472	$41,221	$9,206	$173,034	$451,962
Watch	1,906	201	257	43	8	209	286	2,910
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	201	259	859	—	752	75	2,146
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$33,405	$100,716	$56,732	$41,374	$41,229	$10,167	$173,395	$457,018

Agriculture production
Pass	$13,323	$37,828	$10,533	$3,926	$5,851	$2,114	$126,123	$199,698
Watch	128	68	2	3	—	—	217	418
Special Mention	—	—	—	—	—	—	—	—
Substandard	42	—	5	9	17	26	—	99
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$13,493	$37,896	$10,540	$3,938	$5,868	$2,140	$126,340	$200,215

Consumer
Pass	$12,468	$21,875	$14,664	$5,448	$1,785	$361	$2,032	$58,633
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	34	52	12	4	—	—	102
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$12,468	$21,909	$14,716	$5,460	$1,789	$361	$2,032	$58,735

All other loans
Pass	$4	$1,128	$597	$82	$214	$1,674	$—	$3,699
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$4	$1,128	$597	$82	$214	$1,674	$—	$3,699

Total Loans
Pass	$244,732	$638,504	$924,352	$778,605	$494,554	$348,860	$448,923	$3,878,530
Watch	12,701	2,441	20,536	1,974	2,059	7,042	1,022	47,775
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,037	7,737	1,330	27,204	476	1,953	694	40,431
Doubtful	—	—	—	—	—	—	—	—
Total	$258,470	$648,682	$946,218	$807,783	$497,089	$357,855	$450,639	$3,966,736

At September 30, 2024, PCD loans comprised $41.9 million of credits rated “Pass”; $8.3 million of credits rated “Watch”; none rated “Special Mention”; $3.2 million of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio (excluding deferred loan fees) based on rating category and fiscal year of origination as of June 30, 2024. This table includes PCD loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
1-4 residential real estate
Pass	$167,734	$157,530	$195,002	$142,721	$66,292	$92,728	$99,365	$921,372
Watch	877	289	87	396	98	23	—	1,770
Special Mention	—	—	—	—	—	—	—	—
Substandard	686	797	243	183	30	294	22	2,255
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 residential real estate	$169,297	$158,616	$195,332	$143,300	$66,420	$93,045	$99,387	$925,397

Non-owner occupied commercial real estate
Pass	$120,914	$232,802	$294,138	$102,380	$33,691	$55,190	$6,470	$845,585
Watch	4,658	16,232	209	1,513	4,443	1,404	—	28,459
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	43	25,683	—	—	—	—	25,726
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$125,572	$249,077	$320,030	$103,893	$38,134	$56,594	$6,470	$899,770

Owner occupied commercial real estate
Pass	$63,251	$98,776	$89,361	$86,975	$25,664	$26,124	$20,147	$410,298
Watch	1,252	6,492	1,178	154	—	1,181	520	10,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,233	—	2,199	—	—	428	541	6,401
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$67,736	$105,268	$92,738	$87,129	$25,664	$27,733	$21,208	$427,476

Multi-family real estate
Pass	$36,518	$157,471	$86,171	$77,545	$21,438	$5,341	$80	$384,564
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$36,518	$157,471	$86,171	$77,545	$21,438	$5,341	$80	$384,564

Construction and land development
Pass	$104,162	$143,538	$27,524	$4,379	$3,887	$679	$1,518	$285,687
Watch	652	2,906	131	—	—	—	—	3,689
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,129	36	—	—	—	—	—	1,165
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$105,943	$146,480	$27,655	$4,379	$3,887	$679	$1,518	$290,541

Agriculture real estate
Pass	$39,491	$46,387	$56,407	$49,334	$9,947	$9,238	$18,003	$228,807
Watch	281	100	197	—	259	—	—	837
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,265	281	—	283	—	—	47	2,876
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$42,037	$46,768	$56,604	$49,617	$10,206	$9,238	$18,050	$232,520

Commercial and industrial
Pass	$116,173	$60,404	$43,205	$43,879	$3,145	$4,863	$174,181	$445,850
Watch	1,031	250	43	—	—	228	404	1,956
Special Mention	—	—	—	—	—	—	—	—
Substandard	272	275	859	—	116	769	50	2,341
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$117,476	$60,929	$44,107	$43,879	$3,261	$5,860	$174,635	$450,147

Agriculture production
Pass	$40,980	$11,288	$4,115	$6,159	$1,965	$229	$110,396	$175,132
Watch	170	37	204	—	—	127	217	755
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	23	9	17	—	27	—	81
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$41,155	$11,348	$4,328	$6,176	$1,965	$383	$110,613	$175,968

Consumer
Pass	$30,317	$17,318	$6,547	$2,268	$467	$54	$2,683	$59,654
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3	11	3	—	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$30,317	$17,321	$6,558	$2,271	$467	$54	$2,683	$59,671

All other loans
Pass	$1,139	$644	$122	$217	$43	$1,816	$—	$3,981
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$1,139	$644	$122	$217	$43	$1,816	$—	$3,981

Total Loans
Pass	$720,679	$926,158	$802,592	$515,857	$166,539	$196,262	$432,843	$3,760,930
Watch	8,921	26,306	2,049	2,063	4,800	2,963	1,141	48,243
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,590	1,458	29,004	486	146	1,518	660	40,862
Doubtful	—	—	—	—	—	—	—	—
Total	$737,190	$953,922	$833,645	$518,406	$171,485	$200,743	$434,644	$3,850,035

At June 30, 2024, PCD loans comprised $40.9 million of credits rated “Pass”; $8.4 million of credits rated “Watch”, none rated “Special Mention”, $3.1 million of credits rated “Substandard” and none rated “Doubtful”.

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding deferred loan fees) as of September 30, 2024 and June 30, 2024. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2024
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 residential real estate	$1,688	$3,196	$1,713	$6,597	$936,319	$942,916	$—
Non-owner occupied commercial real estate	106	—	—	106	903,572	903,678	—
Owner occupied commercial real estate	135	—	1,173	1,308	436,722	438,030	—
Multi-family real estate	—	—	—	—	371,177	371,177	—
Construction and land development	176	—	187	363	351,118	351,481	—
Agriculture real estate	27	—	1,859	1,886	237,901	239,787	—
Commercial and industrial	1,042	210	1,257	2,509	454,509	457,018	—
Agriculture production	—	66	26	92	200,123	200,215	—
Consumer	251	139	99	489	58,246	58,735	—
All other loans	—	—	—	—	3,699	3,699	—
Total loans	$3,425	$3,611	$6,314	$13,350	$3,953,386	$3,966,736	$—

	June 30, 2024
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 residential real estate	$890	$2,087	$664	$3,641	$921,756	$925,397	$—
Non-owner occupied commercial real estate	107	—	—	107	899,663	899,770	—
Owner occupied commercial real estate	305	—	1,060	1,365	426,111	427,476	—
Multi-family real estate	—	—	—	—	384,564	384,564	—
Construction and land development	251	377	—	628	289,913	290,541	—
Agriculture real estate	573	—	35	608	231,912	232,520	—
Commercial and industrial	641	83	1,335	2,059	448,088	450,147	—
Agriculture production	50	—	344	394	175,574	175,968	—
Consumer	311	74	14	399	59,272	59,671	—
All other loans	—	—	—	—	3,981	3,981	—
Total loans	$3,128	$2,621	$3,452	$9,201	$3,840,834	$3,850,035	$—

At September 30, 2024, there were three PCD loans totaling $558,000 greater than 90 days past due, compared to one PCD loan totaling $560,000 that was greater than 90 days past due at June 30, 2024.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at September 30, 2024, and June 30, 2024:

						Allowance on
(dollars in thousands)	Commercial	Residential	Construction and			Collateral
September 30, 2024	Real Estate	Real Estate	Land Development	Other	Total	Dependent Loans

1-4 residential real estate	$—	$790	$—	$—	$790	$108
Non-owner occupied commercial real estate	23,204	—	—	—	23,204	12,079
Owner occupied commercial real estate	500	—	—	—	500	164
Construction and land development	—	—	1,161	—	1,161	161
Commercial and industrial	—	—	—	1,671	1,671	614
Total loans	$23,704	$790	$1,161	$1,671	$27,326	$13,126

						Allowance on
(dollars in thousands)	Commercial	Residential	Construction and			Collateral
June 30, 2024	Real Estate	Real Estate	Land Development	Other	Total	Dependent Loans

1-4 residential real estate	$—	$797	$—	$—	$797	$116
Non-owner occupied commercial real estate	23,457	—	—	—	23,457	10,175
Commercial and industrial	—	—	—	2,705	2,705	635
Total loans	$23,457	$797	$—	$2,705	$26,959	$10,926

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30, 2024, and June 30, 2024. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	September 30, 2024	June 30, 2024
1-4 residential real estate	$2,502	$1,391
Owner occupied commercial real estate	1,326	1,102
Construction and land development	250	108
Agriculture real estate	1,940	1,896
Commercial and industrial	1,673	1,703
Agriculture production	412	461
Consumer	103	19
Total loans	$8,206	$6,680

At September 30, 2024, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three-month periods ended September 30, 2024 and 2023, was immaterial.

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

During the three-month periods ended September 30, 2024 and 2023, there were no loan modifications made for borrowers experiencing financial difficulty.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2024 and June 30, 2024, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $74,000. In addition, as of September 30, 2024, and June 30, 2024, the Company had residential mortgage loans and home equity loans with a carrying value of $553,000 and $193,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2024	June 30, 2024
Land	$15,376	$15,376
Buildings and improvements	84,853	84,474
Construction in progress	1,214	829
Furniture, fixtures, equipment and software	27,924	27,850
Automobiles	112	112
Operating leases ROU asset	7,048	6,669
	136,527	135,310
Less accumulated depreciation	40,440	39,358
	$96,087	$95,952

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At September 30, 2024, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

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

	September 30, 2024	June 30, 2024
Consolidated Balance Sheet
Operating leases ROU asset	$7,048	$6,669
Operating leases liability	$7,048	$6,669

	For the three-month periods ended
	September 30,
(dollars in thousands)	2024	2023
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$298	$280
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$206	$187
ROU assets obtained in exchange for operating lease obligations:	$—	$2,445

At September 30, 2024, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2025	$596
2026	720
2027	714
2028	729
2029	748
Thereafter	8,298
Future lease payments expected	$11,805

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three-month periods ended September 30, 2024 and 2023, income recognized from these lessor agreements was $114,000 and $57,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2024	June 30, 2024
Non-interest bearing accounts	$503,209	$514,107
NOW accounts	1,128,917	1,239,663
Money market deposit accounts	332,310	336,799
Savings accounts	556,030	517,084
Certificates	1,519,676	1,335,406
Total Deposit Accounts	$4,040,142	$3,943,059

Brokered certificates totaled $261.1 million at September 30, 2024, compared to $171.8 million at June 30, 2024.

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $15.0 million at September 30, 2024, an increase of $5.6 million from $9.4 million at June 30, 2024. The following table sets forth the outstanding amounts and interest rates as of September 30, 2024 and June 30, 2024:

	September 30,	June 30,
(dollars in thousands)	2024	2024
Period-end balance	$15,000	$9,398
Average balance during the period	12,321	9,398
Maximum month-end balance during the period	15,000	9,398
Average interest during the period	5.19%	5.39%
Period-end interest rate	3.95%	5.39%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	September 30,	June 30,
(dollars in thousands)	2024	2024
Mortgage-backed securities (MBS)	$15,867	$9,981

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
(dollars in thousands except per share data)	2024	2023

Net income	$12,458	$13,151
Less: distributed earnings allocated to participating securities	(13)	(10)
Less: undistributed earnings allocated to participating securities	(49)	(47)
Net income available to common shareholders	$12,396	$13,094

Denominator for basic earnings per share -
Weighted-average shares outstanding	11,220,766	11,286,012
Effect of dilutive securities stock options or awards	19,241	11,803
Denominator for diluted earnings per share	11,240,007	11,297,815

Basic earnings per share available to common stockholders	$1.10	$1.16
Diluted earnings per share available to common stockholders	$1.10	$1.16

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 75,000 and 63,706 were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2024 and 2023, respectively.

Note 9: Income Taxes

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Income taxes
Current	$3,377	$3,487
Deferred	—	—
Total income tax provision	$3,377	$3,487

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	September 30, 2024	June 30, 2024
Deferred tax assets:
Provision for losses on loans	$12,640	$12,159
Accrued compensation and benefits	823	1,063
NOL carry forwards acquired	29	30
Low income housing tax credit carry forward	297	396
Unrealized loss on other real estate	954	949
Unrealized loss on available for sale securities	2,972	4,915
Total deferred tax assets	17,715	19,512

Deferred tax liabilities:
Purchase accounting adjustments	2,473	2,452
Depreciation	4,288	4,519
FHLB stock dividends	120	120
Prepaid expenses	552	705
Other	1,038	529
Total deferred tax liabilities	8,471	8,325
Net deferred tax asset	$9,244	$11,187

As of September 30, 2024, the Company had approximately $131,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Tax at statutory rate	$3,325	$3,494
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(106)	(108)
State tax, net of Federal benefit	85	164
Cash surrender value of Bank-owned life insurance	(109)	(96)
Tax credit benefits	(24)	(3)
Other, net	206	36
Actual provision	$3,377	$3,487

For the three-month periods ended September 30, 2024 and 2023, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2024. For fiscal 2025, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three-month period ended September 30, 2024, retirement plan expenses recognized for the Plan totaled approximately $760,000, as compared to $711,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At September 30, 2024, the Debentures carried an interest rate of 7.95%. The balance of the Debentures outstanding was $7.2 million at both September 30, 2024 and June 30, 2024. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At September 30, 2024, the current rate was 7.66%. The carrying value of the debt securities was approximately $2.8 million at both September 30, 2024 and June 30, 2024.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At September 30, 2024, the current rate was 7.01%. The carrying value of the debt securities was approximately $5.5 million at September 30, 2024 and $5.6 million at June 30, 2024.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $468,000 and $467,000 at September 30, 2024 and June 30, 2024, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million at both September 30, 2024 and June 30, 2024.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and June 30, 2024:

	Fair Value Measurements at September 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$28,430	$—	$28,430	$—
Corporate obligations	31,790	—	31,790	—
Asset backed securities	47,340	—	47,340	—
Other securities	5,161	—	5,161	—
MBS and CMOs	307,488	—	307,488	—
Mortgage servicing rights	2,419	—	—	2,419
Derivative financial instruments	1,320	—	1,320	—
Liabilities:
Derivative financial instruments	1,294	—	1,294	—

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$27,753	$—	$27,753	$—
Corporate obligations	31,277	—	31,277	—
Asset backed securities	58,679	—	58,679	—
Other securities	5,333	—	5,333	—
MBS and CMOs	304,861	—	304,861	—
Mortgage servicing rights	2,448			2,448
Derivative financial instruments	20	—	20	—
Liabilities:
Derivative financial instruments	15	—	15	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended September 30, 2024.

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

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps on loans accounted for as fair value hedges. The fair value of interest rate swaps was determined by discounting the expected cash flows of the interest rate swaps. This valuation reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and, as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy. There were no transfers between levels of the fair value hierarchy during the period ended September 30, 2024. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

Mortgage servicing rights. The Company records MSR at fair value on a recurring basis with subsequent remeasurement of MSR based on change in fair value. An estimate of the fair value of the Company’s MSR is determined by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. All of the Company’s MSR are classified as Level 3.

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2024 and June 30, 2024:

	Fair Value Measurements at September 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$736	$—	$—	$736
Collateral dependent loans	11,770	—	—	11,770

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$759	$—	$—	$759
Collateral dependent loans	12,994	—	—	12,994

The following table presents losses recognized on assets measured on a non-recurring basis for the three -month periods ended September 30, 2024 and 2023:

	For the three months ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Foreclosed and repossessed assets held for sale	$23	$—
Total losses on assets measured on a non-recurring basis	$23	$—

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2024 and June 30, 2024.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	September 30, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$736	Third party appraisal	Marketability discount	20.4 -20.4%	20.4%
Collateral dependent loans	11,770	Collateral value	Marketability discount	13.8 -54.8%	33.6%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$759	Third party appraisal	Marketability discount	17.9 - 44.9%	20.3%
Collateral dependent loans	12,994	Collateral value	Marketability discount	14.5 - 52.3%	43.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2024 and June 30, 2024.

	September 30, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$75,347	$75,347	$—	$—
Interest-bearing time deposits	244	—	244	—
Stock in FHLB	8,972	—	8,972	—
Stock in Federal Reserve Bank of St. Louis	9,092	—	9,092	—
Loans receivable, net	3,912,081	—	—	3,848,447
Accrued interest receivable	28,949	—	28,949	—
Mortgage servicing assets	2,419			2,419
Derivative financial instruments	1,320	—	1,320	—
Financial liabilities
Deposits	4,040,142	2,520,687	—	1,523,471
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	107,069	—	107,124	—
Accrued interest payable	11,668	—	11,668	—
Subordinated debt	23,169	—	—	20,881
Derivative financial instruments	1,294	—	1,294	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$60,904	$60,904	$—	$—
Interest-bearing time deposits	491	—	491	—
Stock in FHLB	8,713	—	8,713	—
Stock in Federal Reserve Bank of St. Louis	9,089	—	9,089	—
Loans receivable, net	3,797,287	—	—	3,639,657
Accrued interest receivable	23,826	—	23,826	—
Mortgage servicing assets	2,448	—	—	2,448
Derivative financial instruments	20	—	20	—
Financial liabilities
Deposits	3,943,059	2,607,653	—	1,338,215
Securities sold under agreements to repurchase	9,398	—	9,398	—
Advances from FHLB	102,050	—	100,468	—
Accrued interest payable	12,868	—	12,868	—
Subordinated debt	23,156	—	—	20,576
Derivative financial instruments	15	—	15	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 13: Derivative Financial Instruments

The Company enters into derivative financial instruments, primarily interest rate swaps, to convert certain long term fixed rate loans to floating rates to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these line items in the operating section of the accompanying consolidated statements of cash flows. The unrealized gains and losses, representing the change in fair value of the derivative, are being recorded in interest income in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income.

The Company executed one interest rate swap, with an original notional amount of $10.0 million, during the first quarter of fiscal 2025, and executed two interest rate swaps, with original notional amounts of $20.0 million each, during the fourth quarter of fiscal 2024, for a total of $50.0 million, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three-month period ended September 30, 2024, totaled $178,000, and none in the same period of the prior year.

The notional amounts and estimated fair values of the Company’s interest rate swaps at September 30, 2024 and June 30, 2024 are presented in the tables below:

	September 30, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$50,000	$1,320	$1,294

	June 30, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$40,000	$20	$15

The carrying amount of the hedged assets, located in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at September 30, 2024 and June 30, 2024 are presented in the tables below:

September 30, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$532,785	$26

June 30, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$553,307	$5

Note 14: Business Combinations

On January 20, 2023, the Company completed its acquisition of Citizens and its wholly owned subsidiary, Citizens Bank & Trust Company (Citizens Bank), in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank with and into Southern Bank, coincident to the data systems conversion. For the three-month period ended September 30, 2023, the Company incurred $125,000, compared to none in the same period of the current fiscal year, of third-party acquisition-related costs, included in noninterest expense in the Company’s condensed consolidated statements of income.

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2024, the Bank operated from its headquarters, 62 full-service branch offices, two limited-service branch offices, and two loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 59 of its other branch offices. The remaining eight branches and offices are either leased or partially owned.

The significant accounting policies followed by Southern Missouri and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated financial statements.

The consolidated balance sheet of the Company as of June 30, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2024, and results of operations for the three-month periods ended September 30, 2024 and 2023.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Note 1 of the Consolidated Financial Statements” in the Company’s 2024 Annual Report on Form 10-K and Note 2 of the Notes to the Consolidated Financial Statements in the form 10-Q. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 62 in the Company’s 2024 Annual Report.

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

During the first three months of fiscal 2025, total assets increased by $124.9 million. The increase was primarily attributable to increases in loans, net of the allowance for credit losses (ACL), and cash equivalents, partially offset by a decrease in available-for-sale (AFS) securities. Loans, net of the ACL, increased $114.8 million; cash equivalents increased $14.4 million; and AFS securities decreased $7.7 million. Liabilities increased $108.0 million, as deposits increased $97.1 million; securities sold under agreements to repurchase increased $5.6 million; and advances from the Federal Home Loan Bank (FHLB) increased $5.0 million. Equity increased $16.9 million, attributable primarily to earnings retained after cash dividends paid and a decrease of $6.9 million in accumulated other comprehensive loss as the market value of the Company’s investments appreciated due to decreases in market interest rates. For more information, see “Comparison of Financial Condition at September 30, 2024 and June 30, 2024.”

Net income for the first three months of fiscal 2025 was $12.5 million, a decrease of $693,000, or 5.3% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s decrease in net income was attributable to an increase in noninterest expense and an increase in provision for credit losses (PCL), partially offset by increases in net interest income and noninterest income. Diluted net income was $1.10 per common share for the first three months of fiscal 2025, as compared to $1.16 per common share for the same period of the prior fiscal year. For the first three months of fiscal 2025, as compared to the same period of the prior fiscal year, net interest income increased $1.3 million, or 3.6%; PCL increased $1.3 million, or 139.9%; noninterest income increased $1.3 million, or 22.6%; noninterest expense increased $2.1 million, or 9.0%; and provision for income tax decreased $110,000, or 3.2%. During the first quarter of fiscal 2025, the Company engaged with a consultant to complete a performance improvement project to enhance operations and revenues of the Bank. The one-time cost associated with this review totaled $840,000, reduced after-tax net income by $652,000, or $0.06 per fully diluted common share, and was a primary reason for the increase in non-interest expense and the decrease in net income during the current period. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2025 remained volatile and moved lower at the end of the period. As a result the yield curve remained inverted, with shorter-term obligations yielding more than longer-term obligations. However, the two-year part of the curve compared to the longer end of the curve uninverted, with a small positive slope. The Federal Reserve’s Open Market Committee (FOMC) decreased the federal funds rate in September 2024, and market expectations are for additional reductions over the next year. At September 30, 2024, as compared to June 30, 2024, the yield on two-year treasuries decreased from 4.72% to 3.62%; the yield on five-year treasuries decreased from 4.33% to 3.52%; the yield on ten-year treasuries decreased from 4.34% to 3.74%; and the yield on 30-year treasuries decreased from 4.50% to 4.08%.

As compared to the first three months of the prior fiscal year, our average yield on earning assets increased by 54 basis points, primarily attributable to increases during the period in market interest rates at which earning assets were originated, or renewed, as well as a shift in the earning asset mix to loans receivable from cash and cash equivalents from year-ago levels. Our average cost of interest-bearing liabilities increased by 70 basis points, as the Company increased offering rates on nonmaturity accounts and time deposits to adjust to the higher rate environment. Special deposit rates and brokered CD funding was utilized to fund loan growth as noninterest bearing and lower cost nonmaturity deposits decreased. The impact of the rapid increase in the level of short-term market interest rates over the prior two fiscal years, along with the yield curve inversion, caused our cost of funds to increase at a faster pace than our asset yields over prior periods. However, the September federal funds decrease, relatively stable price competition for deposits, and the increased percentage of our deposits that have already repriced in the current higher rate environment, in combination with new loan originations at higher market rates allowed the net interest margin to increase over the linked June 30, 2024, quarter, as upward pressure on deposit pricing has subsided and loan portfolio yields have continued to increase due to loan renewals and repricing, as well as new loan originations at higher long term rates.

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

The Company’s noninterest income for the three-month period ended September 30, 2024, was $7.2 million, an increase of $1.3 million, or 22.6%, as compared to the same period of the prior fiscal year. In the current period, the increase was primarily attributable to increases in other loan fees, deposit account charges and related fees, bank card interchange income, and net realized gains on sale of loans. Net realized gains on sale of loans increased due to sales of Small Business Administration loans. These increases were partially offset by lower loan late charges, wealth management fees, and other noninterest income. Other noninterest income decreased primarily due to modest losses on the disposal of fixed assets, which were comprised of various equipment.

Noninterest expense for the three-month period ended September 30, 2024, was $25.8 million, an increase of $2.1 million, or 9.0%, as compared to the same period of the prior fiscal year. In the current quarter, this increase in noninterest expense was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy and equipment, and advertising expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional expenses increased primarily due to a one-time expense associated with a performance improvement project that started during the first fiscal quarter of 2025, as discussed above. This expense was fully realized in the September quarter, with only modest reimbursables remaining to be recognized in later quarters. Occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. Advertising activity in the current quarter increased marketing expenses compared to the same quarter of the prior fiscal year.

We expect, over time, to continue to grow our assets through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come through deposits from retail and commercial clients, as well as public units. In addition, we will utilize brokered funding and short- and long-term FHLB borrowings. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

The Company experienced balance sheet growth in the first three months of fiscal 2025, with total assets of $4.7 billion at September 30, 2024, reflecting an increase of $124.9 million, or 2.7%, as compared to June 30, 2024. Growth primarily reflected an increase in net loans receivable and cash equivalents and time deposits.

Cash equivalents were $75.3 million at September 30, 2024, an increase of $14.4 million, or 23.7%, as compared to June 30, 2024. AFS securities were $420.2 million at September 30, 2024, down $7.7 million, or 1.8%, as compared to June 30, 2024, as the Company was less active in reinvesting principal payments received.

Loans, net of the ACL, were $3.9 billion at September 30, 2024, increasing by $114.8 million, or 3.0%, as compared to June 30, 2024. The Company noted growth in both the real estate and commercial portfolios. Real estate loan growth was primarily driven by drawn construction, 1-4 family residential, and owner occupied commercial real estate loan balances. This was somewhat offset by a decrease in loans secured by multi-family real estate. In the commercial portfolio, growth was driven by seasonal agricultural production loan draws and modest growth in commercial and industrial loan balances.

Loans anticipated to fund in the next 90 days totaled $168.0 million at September 30, 2024, as compared to $157.1 million at June 30, 2024, and $158.2 million at September 30, 2023.

Deposits were $4.0 billion at September 30, 2024, an increase of $97.1 million, or 2.5%, as compared to June 30, 2024. The deposit portfolio saw increases in certificates of deposit and savings accounts, as customers remained willing to move balances into high yield savings accounts and special rate time deposits during the higher rate environment. Public unit balances totaled $510.5 million at September 30, 2024, a decrease of $84.1 million compared to June 30, 2024, due to the Company losing the bid to retain a large local public unit depositor, and also experienced expected seasonal decreases in these accounts generally. Brokered deposits totaled $273.2 million at September 30, 2024, an increase of $99.4 million compared to June 30, 2024. The Company increased brokered deposits in the quarter due to more attractive pricing for brokered certificates of deposits relative to local market rates and the need to fund seasonal loan demand. The average loan-to-deposit ratio for the first quarter of fiscal 2025 was 98.5%, as compared to 96.3% for the linked quarter.

FHLB advances were $107.1 million at September 30, 2024, a decrease of $5.0 million, or 4.9%, from June 30, 2024, due to maturing advances which were not renewed. At both September 30 and June 30, 2024, the Company had no FHLB overnight borrowings at period end.

The Company’s stockholders’ equity was $505.6 million at September 30, 2024, an increase of $16.9 million, or 3.5%, as compared to June 30, 2024. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a decrease in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to decreases in market interest rates. The AOCL decreased from $17.4 million at June 30, 2024, to $10.6 million at September 30, 2024. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2024 and 2023

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2024 and 2023. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,110,793	$46,158	5.94	$2,937,949	$39,690	5.40
Other loans (1)	778,947	15,595	8.01	707,199	13,284	7.51
Total net loans	3,889,740	61,753	6.35	3,645,148	52,974	5.81
Mortgage-backed securities	322,004	3,926	4.88	290,113	3,371	4.65
Investment securities (2)	138,183	1,621	4.69	172,631	1,713	3.97
Other interest-earning assets	5,547	78	5.62	5,479	49	3.57
TOTAL INTEREST- EARNING ASSETS (1)	4,355,474	67,378	6.19	4,113,371	58,107	5.65
Other noninterest-earning assets (3)	283,056	—		284,847	—
TOTAL ASSETS	$4,638,530	$67,378		$4,398,218	$58,107

Interest-bearing liabilities:
Savings accounts	$536,459	$4,020	3.00	$287,666	$668	0.93
NOW accounts	1,136,365	5,860	2.06	1,238,006	5,924	1.91
Money market accounts	333,106	2,667	3.20	457,442	3,399	2.97
Certificates of deposit	1,410,821	16,249	4.61	1,139,689	10,377	3.64
TOTAL INTEREST- BEARING DEPOSITS	3,416,751	28,796	3.37	3,122,803	20,368	2.61
Borrowings:
Securities sold under agreements to repurchase	12,321	160	5.19	9,398	72	3.05
FHLB advances	123,723	1,326	4.29	167,836	1,838	4.38
Junior subordinated debt	23,162	435	7.50	23,111	435	7.52
TOTAL INTEREST- BEARING LIABILITIES	3,575,957	30,717	3.44	3,323,148	22,713	2.73
Noninterest-bearing demand deposits	531,946	—		600,202	—
Other liabilities	33,738	—		24,555	—
TOTAL LIABILITIES	4,141,641	30,717		3,947,905	22,713
Stockholders’ equity	496,889	—		450,313	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,638,530	$30,717		$4,398,218	$22,713

Net interest income		$36,661			$35,394
Interest rate spread (4)			2.75%			2.92%
Net interest margin (5)			3.37%			3.44%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.80%			123.78%

(1)	Calculated net of deferred loan fees, loan discounts and unfunded commitments on construction loans. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $95.6 million and $73.8 million, respectively, for the three-month period ended September 30, 2024, as compared to $92.2 million and $71.8 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2024, compared to the three-month period ended September 30, 2023. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2024
	Compared to three-month period ended September 30, 2023
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$4,896	$3,555	$328	$8,779
Mortgage-backed securities	166	371	18	555
Investment securities (2)	313	(342)	(63)	(92)
Other interest-earning deposits	28	1	—	29
Total net change in income on interest-earning assets	5,403	3,585	283	9,271

Interest-bearing liabilities:
Deposits	4,967	1,635	1,754	8,356
Securities sold under agreements to repurchase	50	22	88	160
FHLB advances	(39)	(483)	10	(512)
Subordinated debt	(1)	1	—	—
Total net change in expense on interest-bearing liabilities	4,977	1,175	1,852	8,004
Net change in net interest income	$426	$2,410	$(1,569)	$1,267

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2024 and 2023

General. Net income for the first three months of fiscal 2025 was $12.5 million, a decrease of $693,000 or 5.3%, as compared to the same period of the prior fiscal year. The decrease was due primarily to higher PCL expense, as well as higher noninterest expense. Included in noninterest expense was a one-time expense to complete a performance improvement project to enhance operations and revenues of the Bank. This was partially offset by increases in noninterest income and net interest income.

For the three-month period ended September 30, 2024, basic and fully-diluted net income per share available to common shareholders was $1.10 under both measures, as compared to $1.16 under both measures for the same period of the prior fiscal year, which represented decreases of $0.06, or 5.2% under both measures. Our annualized return on average assets (ROA) for the three-month period ended September 30, 2024, was 1.07%, as compared to 1.20% for the same period of the prior fiscal year. Our return on average common stockholders’ equity (ROE) for the three-month period ended September 30, 2024, was 10.0%, as compared to 11.7% for the same period of the prior fiscal year. The one-time cost for the performance improvement review totaled $840,000, reduced after-tax net income by $652,000, or $0.06 per fully diluted common share, and reduced after-tax ROA by six basis points and ROE by 52 basis points.

Net Interest Income. Net interest income for the three-month period ended September 30, 2024, was $36.7 million, an increase of $1.3 million, or 3.6%, as compared to the same period of the prior fiscal year. The increase was attributable to a 5.9% increase in the average balance of interest-earning assets in the current three-month period, as compared to the same period a year ago, partially offset by a seven basis point decrease in net interest margin, from 3.44% to 3.37%, as the cost of interest-bearing liabilities increased by 70 basis points, outpacing the 54-basis point increase in the yield earned on interest earning assets.

Loan discount accretion and deposit premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $975,000 in net interest income for the three-month period ended September 30, 2024, as compared to $1.7 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed nine basis points to net interest margin in the three-month period ended September 30, 2024, as compared to a 16 basis point contribution for the same period of the prior fiscal year, and as compared to a ten basis point contribution in the linked quarter ended June 30, 2024, when net interest margin was 3.25%.

Provision for Credit Losses. The PCL was $2.2 million in the three-month period ended September 30, 2024, as compared to a PCL of $900,000 in the same period of the prior fiscal year. The current period PCL was the result of a $2.0 million provision attributable to the ACL for loan balances outstanding and a $138,000 provision attributable to the allowance for off-balance sheet credit exposures. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended September 30, 2024, was $7.2 million, an increase of $1.3 million, or 22.6%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to increases in other loan fees, deposit account charges and related fees, bank card interchange income, and net realized gains on sale of loans. Net realized gains on sale of loans increased due to sales of Small Business Administration loans. These increases were partially offset by lower loan late charges, wealth management fees, and other noninterest income. Other noninterest income decreased primarily due to modest losses on the disposal of fixed assets, which were comprised of various equipment.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2024, was $25.8 million, an increase of $2.1 million, or 9.0%, as compared to the same period of the prior fiscal year. In the current quarter, this increase was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy and equipment, and advertising expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional expenses increased primarily due to a one-time expense for a performance improvement project that started during the first fiscal quarter of 2025, as discussed above. This expense was fully realized in the September quarter, with only modest reimbursables remaining to be recognized in later quarters. Occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. Advertising activity in the current quarter increased marketing expenses compared to the same quarter of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended September 30, 2024, was $3.4 million, a decrease of 3.2%, as compared to the same period of the prior fiscal year, primarily due to the decrease in net income before income taxes. The effective tax rate was 21.3% as compared to 21.0% in the same quarter of the prior fiscal year.

Allowance for Credit Loss Activity

The Company regularly reviews its ACL and makes adjustments to its balance based on management’s estimate of (1) the total expected losses included in the Company’s financial assets held at amortized cost, which is limited to the Company’s loan portfolio, and (2) any credit deterioration in the Company’s available-for-sale securities as of the balance sheet date. The Company does not hold any securities classified as held-to-maturity.

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

The estimate involves consideration of quantitative and qualitative factors relevant to the loan portfolio as segmented by the Company, and is based on an evaluation, at the reporting date, of historical loss experience, coupled with qualitative adjustments to address current economic conditions and credit quality, and reasonable and supportable forecasts. Specific qualitative factors considered include, but may not be limited to:

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

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three-month periods ended September 30, 2024 and 2023:

	For the three months ended
	September 30,
(dollars in thousands)	2024	2023
Balance, beginning of period	$52,516	$47,820
Loans charged off:
1-4 residential real estate	(48)	(35)
Non-owner occupied commercial real estate	—	—
Owner occupied commercial real estate	—	—
Multi-family real estate	—	(97)
Construction and land development	—	(111)
Agriculture real estate	—	—
Commercial and industrial	(39)	(4)
Agriculture production	—	—
Consumer	(72)	(88)
All other loans	—	—
Gross charged off loans	(159)	(335)
Recoveries of loans previously charged off:
1-4 residential real estate	—	33
Non-owner occupied commercial real estate	—	—
Owner occupied commercial real estate	—	—
Multi-family real estate	47	—
Construction and land development	—	18
Agriculture real estate	—	—
Commercial and industrial	5	3
Agriculture production	—	—
Consumer	7	13
All other loans	—	—
Gross recoveries of charged off loans	59	67
Net charge offs	(100)	(268)
Provision charged to expense	2,021	1,570
Balance, end of period	$54,437	$49,122

Our ACL at September 30, 2024, totaled $54.4 million, representing 1.37% of gross loans and 663% of nonperforming loans, as compared to an ACL of $52.5 million, representing 1.36% of gross loans and 786% of nonperforming loans, at June 30, 2024. The Company has estimated its expected credit losses as of September 30, 2024, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve has tightened monetary policy to address inflation risks. The PCL was based on the estimated required ACL, reflecting management’s estimate of the current expected credit losses in the Company’s loan portfolio at September 30, 2024. Qualitative adjustments in the Company’s ACL model were slightly decreased compared to June 30, 2024. In addition, Company increased the allowance attributable to classified hotel loans that have been slow to recover from the COVID-19 pandemic. The PCL was also increased due to loan growth in the first quarter of fiscal year 2025 and a slight increase in modeled expected losses due to a modest increase in the unemployment rate expectations. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.01% (annualized) during the current period, as compared to 0.03% (annualized) for the same period of the prior fiscal year.

At September 30, 2024, the Bank had accrued within other liabilities an allowance for off-balance sheet credit exposures of $3.4 million, as compared to $3.3 million at June 30, 2024. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures noted above. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $138,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an expected increase in credit utilization based on historical usage of these off-balance sheet credit exposures.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	September 30, 2024	ACL	June 30, 2024	ACL

1-4 residential real estate	$10,637	19.5%	$10,528	20.0%
Non-owner occupied commercial real estate	20,728	38.1%	19,055	36.3%
Owner occupied commercial real estate	4,814	8.8%	4,815	9.2%
Multi-family real estate	5,118	9.4%	5,447	10.4%
Construction and land development	3,675	6.8%	2,901	5.5%
Agriculture real estate	2,027	3.7%	2,107	4.0%
Commercial and industrial	6,114	11.3%	6,233	11.9%
Agriculture production	784	1.4%	835	1.6%
Consumer	526	1.0%	578	1.1%
All other loans	14	—%	17	—%
	$54,437	100.0%	$52,516	100.0%

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

At September 30, 2024, the Company had loans of $40.4 million, or 1.02% of total loans, adversely classified ($40.4 million classified “substandard”; none classified “doubtful”), as compared to loans of $40.9 million, or 1.06% of total loans, adversely classified ($40.9 million classified “substandard”; none classified “doubtful”) at June 30, 2024, and $42.5 million, or 1.15% of total loans, adversely classified ($42.5 million classified “substandard”; none classified “doubtful”) at September 30, 2023. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All of these loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $8.2 million at September 30, 2024. As reported in Note 4 of the Notes to Consolidated Financial Statements, the Company’s total past due loans increased from $9.2 million at June 30, 2024, to $13.4 million at September 30, 2024. This increase was primarily from loans collateralized by 1-4 family real estate and agricultural real estate. Total past due loans were $28.4 million at September 30, 2023. See Note 4 – “Loans and Allowance for Credit Losses – Past Due Loans” in the Notes to Consolidated Financial Statements.

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

	September 30, 2024	June 30, 2024	September 30, 2023

Nonaccruing loans:
1-4 residential real estate	$2,502	$1,391	$1,040
Non-owner occupied commercial real estate	—	—	44
Owner occupied commercial real estate	1,326	1,102	524
Multi-family real estate	—	—	—
Construction and land development	250	108	418
Agriculture real estate	1,940	1,896	2,743
Commercial and industrial	1,673	1,703	710
Agriculture production	412	—	186
Consumer	103	19	73
All other loans	—	461	—
Total	8,206	6,680	5,738

Loans 90 days past due accruing interest:
1-4 residential real estate	—	—	—
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	—

Total nonperforming loans	8,206	6,680	5,738
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	3,842	3,865	4,981
Other nonperforming assets	21	23	83
Total nonperforming assets	$12,069	$10,568	$10,802

The Company adopted ASU No. 2022-02 in fiscal 2024, which eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. At September 30, 2024, modifications to borrowers experiencing financial difficulty totaled $25.2 million, of which $891,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.3 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, these loans were subject to classification as modifications due to payment delays and term extensions given to borrowers experiencing financial difficulty at September 30, 2024. At June 30, 2024, these modifications totaled $25.5 million, of which $895,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.6 million in modifications at June 30, 2024, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2024, nonperforming assets totaled $12.1 million, as compared to $10.6 million at June 30, 2024, and $10.8 million at September 30, 2023. The change in nonperforming assets was attributable to the increase of $1.5 million in nonperforming loans, of which the largest individual loan was collateralized by a single-family residential property.

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

At September 30, 2024, the Company had outstanding commitments and approvals to extend credit of approximately $902.0 million (including $605.5 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2024, the Bank had pledged $1.5 billion of its single-family residential, home equity, and commercial real estate loan portfolios to the FHLB for available credit of approximately $870.3 million, of which $107.1 million was advanced, while $479,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge other assets, including, for example, additional unpledged real estate loans held by the Bank or the Bank’s REIT, and the unpledged securities in the Bank’s portfolio, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $2.0 billion, subject to available collateral. Also, at September 30, 2024, the Bank had pledged a total of $415.0 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $357.9 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at September 30, 2024. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30, 2024 and June 30, 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2024, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$534,527	13.12%	$325,995	8.00%	n/a	n/a
Southern Bank	505,619	12.53%	322,706	8.00%	403,382	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	475,946	11.68%	244,496	6.00%	n/a	n/a
Southern Bank	455,142	11.28%	242,029	6.00%	322,706	8.00%
Tier I Capital (to Average Assets)
Consolidated	475,946	10.34%	184,111	4.00%	n/a	n/a
Southern Bank	455,142	9.92%	183,573	4.00%	229,467	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	460,367	11.30%	183,372	4.50%	n/a	n/a
Southern Bank	455,142	11.28%	181,522	4.50%	262,198	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$524,023	13.23%	$316,979	8.00%	n/a	n/a
Southern Bank	496,105	12.68%	312,877	8.00%	391,097	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	467,027	11.79%	237,734	6.00%	n/a	n/a
Southern Bank	447,192	11.43%	234,658	6.00%	312,877	8.00%
Tier I Capital (to Average Assets)
Consolidated	467,027	10.19%	183,262	4.00%	n/a	n/a
Southern Bank	447,192	9.79%	182,723	4.00%	228,403	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	451,474	11.39%	178,300	4.50%	n/a	n/a
Southern Bank	447,192	11.43%	175,993	4.50%	254,213	6.50%

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Company has at times utilized longer term (up to 10 year maturities), fixed-rate FHLB advances, which may be subject to early redemption, to offset interest rate risk. Other elements of the Company’s current asset/liability strategy include: (i) increasing originations of commercial real estate loans, commercial business loans, agricultural real estate loans, and agricultural operating lines, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk, (ii) limiting the price volatility of the investment portfolio by maintaining a relatively short weighted average maturity, (iii) actively soliciting less rate-sensitive nonmaturity deposits, and (iv) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2025, fixed rate 1-to 4-family residential loan production totaled $31.1 million (of which $4.6 million was originated for sale into the secondary market), as compared to $36.4 million during the same period of the prior fiscal year (of which $5.6 million was originated for sale into the secondary market). At September 30, 2024, the fixed rate 1-4 family residential loan portfolio was $624.1 million with a weighted average maturity of 172 months, as compared to $599.6 million at September 30, 2023, with a weighted average maturity of 186 months. The Company originated $11.1 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2024, as compared to $20.4 million during the same period of the prior fiscal year. The Company originated $95.2 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2024, as compared to $60.8 million during the same period of the prior fiscal year. The Company also originated $32.2 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2024, as compared to $21.3 million during the same period of the prior fiscal year. At September 30, 2024, adjustable-rate home equity lines of credit increased to $77.4 million, as compared to $67.0 million at September 30, 2023. At September 30, 2024, all fixed rate loans with remaining maturities in excess of 10 years totaled $365.8 million, or 9.4% of net loans receivable, as compared to $370.4 million, or 10.1% of net loans receivable at September 30, 2023. At September 30, 2024, the Company’s investment portfolio had a weighted-average life of 4.8 years, compared to 5.2 years at September 30, 2023, while the effective duration of the portfolio declined to 2.4% per 100 basis points movement in market rates at September 30, 2024, as compared to 2.7% at September 30, 2023. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2024 and June 30, 2024, management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, and 300 basis point (bp) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$405,611	$(103,891)	(20)	9.20	(168)
+200 bp	445,573	(63,928)	(13)	9.90	(98)
+100 bp	480,109	(29,392)	(6)	10.46	(43)
0 bp	509,501	—	—	10.88	—
‑100 bp	525,251	15,749	3	11.02	14
‑200 bp	518,619	9,117	2	10.73	(15)
‑300 bp	500,599	(8,903)	(2)	10.23	(65)

June 30, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$355,100	$(117,925)	(23)	8.49	(211)
+200 bp	398,386	(74,640)	(15)	9.32	(129)
+100 bp	438,278	(34,748)	(7)	10.03	(57)
0 bp	473,026	—	—	10.60	—
‑100 bp	502,260	29,235	6	11.03	43
‑200 bp	517,334	44,308	9	11.16	55
‑300 bp	512,487	39,461	8	10.89	28

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. Since June 30, 2024, market interest rates have decreased, positively impacting our underlying NPV, attributable to the impact of lower rates on our longer-term fixed rate loans as of September 30, 2024. The Company’s sensitivity has also decreased in this period due to an increase in cash balances, a slight decrease in the percentage of total fixed rate loans, and a small reduction in the weighted-average life of the fixed rate loan portfolio. In addition to these on-balance sheet changes, the Company also increased the notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates, to $50 million at September 30, 2024, as compared to $40 million in similar interest rate swaps outstanding at June 30, 2024. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2024.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
07/01/24 - 07/31/24 period	—	$—	—	213,580
08/01/24 - 08/31/24 period	—	—	—	213,580
09/01/24 - 09/30/24 period	—	—	—	213,580

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 12, 2024	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer
(Principal Financial Officer)
Date: November 12, 2024	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Accounting Officer)