Form 10-Q
period 2024-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2025-02-10
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2025
Common Stock, Par Value $.01	11,277,167 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND JUNE 30, 2024

	December 31, 2024	June 30, 2024
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$145,834	$60,904
Interest-bearing time deposits	244	491
Available for sale securities	468,060	427,903
Stock in FHLB of Des Moines	9,003	8,713
Stock in Federal Reserve Bank of St. Louis	9,096	9,089
Loans receivable, net of ACL of $54,740 and $52,516 at December 31, 2024 and June 30, 2024, respectively	3,972,239	3,797,287
Accrued interest receivable	28,080	23,826
Premises and equipment, net	96,418	95,952
Bank owned life insurance – cash surrender value	74,643	73,601
Goodwill	50,727	50,727
Other intangible assets, net	24,672	26,505
Prepaid expenses and other assets	28,658	29,318
Total assets	$4,907,674	$4,604,316

Liabilities and Stockholders' Equity
Deposits	$4,210,627	$3,943,059
Securities sold under agreements to repurchase	15,000	9,398
Advances from FHLB	107,070	102,050
Accounts payable and other liabilities	28,502	25,037
Accrued interest payable	10,922	12,868
Subordinated debt	23,182	23,156
Total liabilities	4,395,303	4,115,568

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,958,587 and 11,959,157 shares issued at December 31, 2024 and June 30, 2024, respectively	120	120
Additional paid-in capital	220,358	219,680
Retained earnings	333,297	311,376
Treasury stock of 681,420 and 681,420 shares at December 31, 2024 and June 30, 2024, respectively, at cost	(24,973)	(24,973)
Accumulated other comprehensive loss	(16,431)	(17,455)
Total stockholders' equity	512,371	488,748
Total liabilities and stockholders' equity	$4,907,674	$4,604,316

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2024 AND 2023 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2024	2023	2024	2023

Interest Income
Loans	$63,082	$55,137	$124,835	$108,111
Investment securities	1,483	1,776	3,105	3,489
Mortgage-backed securities	4,075	3,485	8,001	6,857
Other interest-earning assets	784	1,178	862	1,227
Total interest income	69,424	61,576	136,803	119,684
Interest Expense
Deposits	29,538	25,444	58,334	45,812
Securities sold under agreements to repurchase	226	127	386	199
Advances from FHLB	1,099	1,079	2,425	2,918
Subordinated debt	418	440	853	874
Total interest expense	31,281	27,090	61,998	49,803
Net Interest Income	38,143	34,486	74,805	69,881
Provision for Credit Losses	932	900	3,091	1,800
Net Interest Income After Provision for Credit Losses	37,211	33,586	71,714	68,081
Noninterest Income
Deposit account charges and related fees	2,237	1,784	4,421	3,574
Bank card interchange income	1,301	1,329	2,801	2,673
Loan late charges	—	146	—	259
Loan servicing fees	232	285	518	515
Other loan fees	944	644	2,007	1,001
Net realized gains on sale of loans	133	304	494	517
Net realized losses on sale of AFS securities	—	(682)	—	(682)
Earnings on bank owned life insurance	522	472	1,039	931
Insurance brokerage commissions	300	310	587	573
Wealth management fees	843	668	1,573	1,463
Other income	353	380	599	668
Total noninterest income	6,865	5,640	14,039	11,492
Noninterest Expense
Compensation and benefits	13,737	12,961	28,134	25,610
Occupancy and equipment, net	3,585	3,478	7,274	6,992
Data processing expense	2,224	2,382	4,395	4,690
Telecommunications expense	354	465	782	996
Deposit insurance premiums	588	598	1,060	1,147
Legal and professional fees	619	387	1,827	803
Advertising	442	392	988	857
Postage and office supplies	283	283	589	586
Intangibles amortization	897	1,018	1,794	2,035
Foreclosed property expenses/losses	73	44	85	36
Other operating expense	2,074	1,852	3,790	3,816
Total noninterest expense	24,876	23,860	50,718	47,568
Income Before Income Taxes	19,200	15,366	35,035	32,005
Total Income Taxes	4,547	3,173	7,925	6,660
Net Income	$14,653	$12,193	$27,110	$25,345

Basic earnings per share	$1.30	$1.08	$2.40	$2.24
Diluted earnings per share	$1.30	$1.07	$2.40	$2.23
Dividends paid per share	$0.23	$0.21	$0.46	$0.42

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2024 AND 2023 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023

Net Income	$14,653	$12,193	$27,110	$25,345
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(7,519)	7,470	1,313	3,324
Less: reclassification adjustment for realized losses included in net income	—	(682)	—	(682)
Tax (expense) benefit	1,654	(1,794)	(289)	(881)
Total other comprehensive income (loss)	(5,865)	6,358	1,024	3,125
Comprehensive Income	$8,788	$18,551	$28,134	$28,470

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2024 AND 2023 (Unaudited)

	For the three- and six- month periods ended December 31, 2024
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF SEPTEMBER 30, 2024	$120	$219,808	$321,240	$(24,973)	$(10,566)	$505,629

Net Income			14,653			14,653
Change in unrealized loss on available for sale securities					(5,865)	(5,865)
Dividends paid on common stock ($.23 per share)			(2,596)			(2,596)
Stock option expense		90				90
Stock grant expense		460				460
BALANCE AS OF DECEMBER 31, 2024	$120	$220,358	$333,297	$(24,973)	$(16,431)	$512,371

BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

Net Income			27,110			27,110
Change in unrealized loss on available for sale securities					1,024	1,024
Dividends paid on common stock ($.46 per share)			(5,189)			(5,189)
Stock option expense		179				179
Stock grant expense		499				499
BALANCE AS OF DECEMBER 31, 2024	$120	$220,358	$333,297	$(24,973)	$(16,431)	$512,371

	For the three- and six- month periods ended December 31, 2023
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF SEPTEMBER 30, 2023	$119	$218,593	$281,491	$(21,116)	$(25,158)	$453,929

Net Income			12,193			12,193
Change in unrealized loss on available for sale securities					6,358	6,358
Dividends paid on common stock ($.21 per share)			(2,380)			(2,380)
Stock option expense		82				82
BALANCE AS OF DECEMBER 31, 2023	$119	$218,675	$291,304	$(21,116)	$(18,800)	$470,182

BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

Net Income			25,345			25,345
Change in unrealized loss on available for sale securities					3,125	3,125
Dividends paid on common stock ($.42 per share)			(4,761)			(4,761)
Stock option expense		160				160
Stock grant expense		39				39
Stock options exercised		216				216
BALANCE AS OF DECEMBER 31, 2023	$119	$218,675	$291,304	$(21,116)	$(18,800)	$470,182

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX- MONTH PERIODS ENDED DECEMBER 31, 2024 AND 2023 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2024	2023

Cash Flows From Operating Activities:
Net Income	$27,110	$25,345
Items not requiring (providing) cash:
Depreciation	3,222	2,925
Loss on disposal of fixed assets	48	2
Stock option and stock grant expense	678	415
(Gain) loss on sale/write-down of foreclosed property	(19)	28
Amortization of intangible assets	1,794	2,035
Accretion of purchase accounting adjustments	(1,887)	(3,074)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,039)	(931)
Provision for credit losses	3,091	1,800
Loss realized on sale of AFS securities	—	682
Net accretion of premiums and discounts on securities	(844)	(237)
Originations of loans held for sale	(7,977)	(11,967)
Proceeds from sales of loans held for sale	9,089	11,653
Gain on sales of loans held for sale	(494)	(517)
Changes in:
Accrued interest receivable	(4,254)	(5,620)
Prepaid expenses and other assets	968	(1,099)
Accounts payable and other liabilities	2,573	3,700
Accrued interest payable	(1,929)	6,015
Net cash provided by operating activities	30,130	31,155
Cash Flows From Investing Activities:
Net increase in loans	(176,829)	(111,447)
Net change in interest-bearing deposits	248	496
Proceeds from maturities of available for sale securities	33,844	18,852
Proceeds from sales of available for sale securities	—	11,750
Net (purchases) redemptions of Federal Home Loan Bank stock	(290)	2,582
Purchases of Federal Reserve Bank of St. Louis stock	(7)	(4)
Purchases of available-for-sale securities	(71,844)	(26,893)
Purchases of long-term investment	(50)	(70)
Purchases of premises and equipment	(3,415)	(2,811)
Investments in state & federal tax credits	(1,934)	(6,275)
Proceeds from sale of foreclosed assets	2,115	961
Net cash used in investing activities	(218,162)	(112,859)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	41,536	(50,970)
Net increase in certificates of deposits	226,040	320,334
Net increase in securities sold under agreements to repurchase	5,602	—
Proceeds from Federal Home Loan Bank advances	260,000	271,000
Repayments of Federal Home Loan Bank advances	(255,027)	(291,526)
Dividends paid on common stock	(5,189)	(4,760)
Net cash provided by financing activities	272,962	244,078
Increase in cash and cash equivalents	84,930	162,374
Cash and cash equivalents at beginning of period	60,904	53,979
Cash and cash equivalents at end of period	$145,834	$216,353
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$625	$1,742
Conversion of loans to repossessed assets	44	137
Right of use assets obtained in exchange for lease obligations: Operating Leases	—	2,238

Cash paid during the period for:
Interest (net of interest credited)	$4,240	$4,387
Income taxes	4,038	1,032

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2024, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods have been reclassified to conform to the December 31, 2024 presentation. These reclassifications did not materially impact the Company’s consolidated financial statements.

Correction of an Immaterial Error in Prior Period Financial Statements:

Certain prior period amounts in the Consolidated Balance Sheets, Consolidated Statements of Income and Note 12: Fair Value Measurements have been corrected as discussed below. No other financial statements or notes were impacted by these corrections.

The Company has corrected its Consolidated Balance Sheet at June 30, 2024, the Consolidated Statement of Income for the three- and six- month periods ended December 31, 2023, and the Fair Value of Financial Instruments table at June 30, 2024 in Note 12: Fair Value Measurements, within this Quarterly Report on Form 10-Q for an error in classification between deposits and securities sold under agreements to repurchase.

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

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Balance Sheets, Consolidated Statements of Income, and Notes to the Financial Statements are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity, or Consolidated Statement of Cash Flow, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended June 30, 2024 and the three- and six- month periods ended December 31, 2023 in this Quarterly Report on Form 10-Q.

	Consolidated Balance Sheet
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Liabilities and Stockholders' Equity:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

	Consolidated Statement of Income
	For the three- month period ended December 31, 2023
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Interest expense:
Deposits	$25,571	$(127)	$25,444
Securities sold under agreements to repurchase	-	127	127

	Consolidated Statement of Income
	For the six- month period ended December 31, 2023
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Interest expense:
Deposits	$46,011	$(199)	$45,812
Securities sold under agreements to repurchase	-	199	199

	Fair Value of Financial Instruments
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Carrying Amount:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

Significant Other Observable Inputs (Level 2):
Securities sold under agreements to repurchase	-	9,398	9,398

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At December 31, 2024, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions, interest-bearing deposits in other depository institutions, and securities purchased under agreements to resell with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $84.5 million and $7.7 million at December 31, 2024 and June 30, 2024, respectively. Securities purchased under agreements to resell totaled $25.1 million and $0 at December 31, 2024 and June 30, 2024, respectively, and are included in these totals. Other correspondent deposits are held in various commercial banks with a total of $1.7 million and $2.3 million exceeding the FDIC’s deposit insurance limits at December 31, 2024 and June 30, 2024, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at December 31, 2024, or June 30, 2024.

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

Off-Balance Sheet Credit Exposures. Off-balance sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL for off-balance sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2024, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at December 31, 2024.

Intangible Assets. The Company’s intangible assets at December 31, 2024 included gross core deposit intangibles of $39.1 million with $19.5 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.3 million, and mortgage and SBA servicing rights of $3.0 million. At June 30, 2024, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $17.8 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.2 million, and mortgage and SBA servicing rights of $3.0 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $1.7 million in the remainder of fiscal 2025, $3.0 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.6 million in fiscal 2029, and $8.8 million thereafter. As of December 31, 2024 and June 30, 2024, there was no impairment of other intangible assets indicated.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the

Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $110.5 million and $100.9 million as of December 31, 2024 and June 30, 2024, respectively, and investment management assets totaling $520.7 million and $474.7 million as of December 31, 2024 and June 30, 2024, respectively.

New Accounting Pronouncements:

In January 2021, the FASB published ASU 2021-01, “Reference Rate Reform. (Topic 848)”. ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amended the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this update for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. Originally, the amendments in this update did not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022 except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments of this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure of this ASU and does not expect it to have a material impact on the consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 was issued to address requests by investors and creditors for enhanced transparency and decision usefulness of income tax disclosures. Public business entities (PBEs) would be required to prepare an annual detailed, tabular tax rate reconciliation. All other entities would be required to provide qualitative disclosure on specific categories and individual jurisdictions that result in significant differences between the statutory and effective tax rates. All entities would be required to annually disclose taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregating taxes by individual jurisdiction if taxes paid exceed 5% of total income taxes paid. The ASU is effective for PBEs for fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure of this ASU and does not expect it to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The ASU is effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,855	$3	$(2,133)	$—	$27,725
Corporate obligations	33,075	114	(1,156)	—	32,033
Asset-backed securities	40,962	995	(189)	—	41,768
Other securities	4,968	20	(66)	—	4,922
Total debt securities	108,860	1,132	(3,544)	—	106,448

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	137,613	721	(6,566)	—	131,768
Commercial MBS issued by GSEs	64,937	201	(5,385)	—	59,753
CMOs issued by GSEs	177,676	87	(7,672)	—	170,091
Total MBS and CMOs	380,226	1,009	(19,623)	—	361,612
Total AFS securities	$489,086	$2,141	$(23,167)	$—	$468,060

	June 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,960	$4	$(2,211)	$—	$27,753
Corporate obligations	32,998	60	(1,781)	—	31,277
Asset-backed securities	57,403	1,525	(249)	—	58,679
Other securities	5,387	20	(74)	—	5,333
Total debt securities	125,748	1,609	(4,315)	—	123,042

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	110,918	692	(6,855)	—	104,755
Commercial MBS issued by GSEs	65,195	297	(5,746)	—	59,746
CMOs issued by GSEs	148,382	82	(8,104)	—	140,360
Total MBS and CMOs	324,495	1,071	(20,705)	—	304,861
Total AFS securities	$450,243	$2,680	$(25,020)	$—	$427,903

The amortized cost and estimated fair value of available for sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2024
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,444	$1,442
After one year but less than five years	26,914	26,638
After five years but less than ten years	43,751	41,755
After ten years	36,751	36,613
Total investment securities	108,860	106,448
MBS and CMOs	380,226	361,612
Total AFS securities	$489,086	$468,060

The carrying value of marketable securities pledged as collateral to secure public deposits amounted to $274.2 million and $265.5 million at December 31, 2024 and June 30, 2024, respectively. The securities pledged consist of $146.4 million and $137.0 million of MBS, $100.8 million and $103.5 million of CMOs, $23.2 million and $20.8 million of Obligations of State and Political Subdivisions Obligations, and $3.9 million and $4.3 million of Other Securities at December 31, 2024 and June 30, 2024, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at December 31, 2024 and June 30, 2024:

	December 31, 2024
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$7,789	$166	$17,649	$1,967	$25,438	$2,133
Corporate obligations	981	3	20,575	1,153	21,556	1,156
Asset-backed securities	—	—	3,682	189	3,682	189
Other securities	33	—	4,302	66	4,335	66
MBS and CMOs	127,978	1,075	161,370	18,548	289,348	19,623
Total AFS securities	$136,781	$1,244	$207,578	$21,923	$344,359	$23,167

	June 30, 2024
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,720	$38	$21,762	$2,173	$25,482	$2,211
Corporate obligations	—	—	25,295	1,781	25,295	1,781
Asset-backed securities	—	—	7,234	249	7,234	249
Other securities	4,404	31	287	43	4,691	74
MBS and CMOs	56,820	621	193,382	20,084	250,202	20,705
Total AFS securities	$64,944	$690	$247,960	$24,330	$312,904	$25,020

The following information pertaining to unrealized losses and ACL on securities, by security type, is presented as of December 31, 2024.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 14 individual securities which have been in an unrealized loss position for less than 12 months and 40 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include three securities which have been in an unrealized loss position for less than 12 months and 15 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 33 individual securities which have been in an unrealized loss position for less than 12 months, and 105 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of December 31, 2024, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three- or six- month periods ended December 31, 2024 and 2023.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2024	June 30, 2024

1-4 residential real estate	$967,196	$925,397
Non-owner occupied commercial real estate	882,484	899,770
Owner occupied commercial real estate	435,392	427,476
Multi-family real estate	376,081	384,564
Construction and land development	393,388	290,541
Agriculture real estate	239,912	232,520
Total loans secured by real estate	3,294,453	3,160,268

Commercial and industrial	484,799	450,147
Agriculture production	188,284	175,968
Consumer	56,017	59,671
All other loans	3,628	3,981
Gross loans	4,027,181	3,850,035

Deferred loan fees, net	(202)	(232)
Allowance for credit losses	(54,740)	(52,516)
Net loans	$3,972,239	$3,797,287

The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At December 31, 2024, the Bank had purchased participations in 75 loans totaling $220.5 million, as compared to 71 loans totaling $178.5 million at June 30, 2024.

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

Non-Owner Occupied and Owner Occupied Commercial Real Estate Lending. The Company actively originates loans secured by owner- and non-owner-occupied commercial real estate including single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area; however, the property may be located outside the Company’s primary lending area. Risks to owner-occupied commercial real estate lending generally include the continued profitable operation of the borrower’s enterprise, as well as general collateral values, and may be heightened by unique, specific uses of the property serving as collateral. Non-owner-occupied commercial real estate lending risks include tenant demand and performance, lease rates, and vacancies, as well as collateral values and borrower leverage. These factors may be influenced by general economic conditions in the region, or in the United States generally.

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

Allowance for Credit Losses. The PCL for the three- and six- month periods ended December 31 2024, was $932,000 and $3.1 million, compared to $900,000 and $1.8 million in the same periods of the prior fiscal year. The PCL for the six- month period ended December 31, 2024 was the result of a $2.5 million provision attributable to the ACL for loan balances outstanding, combined with a provision of $569,000 attributable to the allowance for off-balance sheet credit exposures, compared to a $3.5 million provision attributable to the ACL for loan balances outstanding, and a $1.7 million benefit attributable to the allowance for off-balance sheet credit exposures for the same period of the prior fiscal year. The Company has estimated its expected credit losses as of December 31, 2024, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve has tightened monetary policy to address inflation risks. Qualitative adjustments in the Company’s ACL model were increased compared to June 30, 2024, due to various factors that are relevant to determining expected collectability of credit. The Company decreased the allowance attributable to classified hotel loans that have been slow to recover from the COVID-19 pandemic due to updated collateral appraisals, which provided a more favorable assessment than the Company’s prior period estimates. Additionally, PCL was required due to loan growth in the first six months of fiscal year 2025. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.02% (annualized) during the six months ended December 31, 2024, as compared to 0.07% for the same period of the prior fiscal year. Specifically, management considered the following primary qualitative items in its estimate of the ACL:

●  economic conditions and projections as provided by the Federal Open Market Committee (FOMC) were utilized in the Company’s estimate at December 31, 2024. Economic factors considered in the projections included national levels of unemployment using the high bound of the FOMC’s central tendency, and national rates of inflation-adjusted growth in the gross domestic product using the low bound of the FOMC’s central tendency. Economic conditions are considered to be a moderate and stable risk factor, relative to June 30, 2024;

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

The following tables present the balance in the ACL based on portfolio segment as of December 31, 2024 and 2023, and activity in the ACL for the three- and six- month periods ended December 31, 2024 and 2023:

	At period end and for the six months ended December 31, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$10,528	$2,140	$(50)	$46	$12,664
Non-owner occupied commercial real estate	19,055	(5,395)	—	—	13,660
Owner occupied commercial real estate	4,815	1,014	(122)	—	5,707
Multi-family real estate	5,447	231	—	47	5,725
Construction and land development	2,901	1,817	(1)	—	4,717
Agriculture real estate	2,107	410	—	—	2,517
Commercial and industrial	6,233	1,858	(65)	37	8,063
Agriculture production	835	225	—	—	1,060
Consumer	578	215	(201)	11	603
All other loans	17	7	—	—	24
Total	$52,516	$2,522	$(439)	$141	$54,740

	At period end and for the three months ended December 31, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$10,637	$1,983	$(2)	$46	$12,664
Non-owner occupied commercial real estate	20,728	(7,068)	—	—	13,660
Owner occupied commercial real estate	4,814	1,015	(122)	—	5,707
Multi-family real estate	5,118	607	—	—	5,725
Construction and land development	3,675	1,043	(1)	—	4,717
Agriculture real estate	2,027	490	—	—	2,517
Commercial and industrial	6,114	1,943	(26)	32	8,063
Agriculture production	784	276	—	—	1,060
Consumer	526	202	(129)	4	603
All other loans	14	10	—	—	24
Total	$54,437	$501	$(280)	$82	$54,740

	At period end and for the six months ended December 31, 2023
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$9,474	$108	$(41)	$33	$9,574
Non-owner occupied commercial real estate	13,863	3,232	(496)	—	16,599
Owner occupied commercial real estate	5,168	(354)	—	—	4,814
Multi-family real estate	6,806	(521)	(97)	—	6,188
Construction and land development	3,414	496	(289)	18	3,639
Agriculture real estate	2,567	(188)	—	—	2,379
Commercial and industrial	5,235	794	(185)	6	5,850
Agriculture production	782	(212)	—	—	570
Consumer	490	141	(208)	31	454
All other loans	21	(4)	—	—	17
Balance, end of period	$47,820	$3,492	$(1,316)	$88	$50,084

	At period end and for the three months ended December 31, 2023
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$9,371	$209	$(6)	$—	$9,574
Non-owner occupied commercial real estate	16,504	591	(496)	—	16,599
Owner occupied commercial real estate	4,879	(65)	—	—	4,814
Multi-family real estate	6,097	91	—	—	6,188
Construction and land development	3,545	272	(178)	—	3,639
Agriculture real estate	2,426	(47)	—	—	2,379
Commercial and industrial	5,134	894	(180)	2	5,850
Agriculture production	697	(127)	—	—	570
Consumer	453	103	(120)	18	454
All other loans	16	1	—	—	17
Balance, end of period	$49,122	$1,922	$(980)	$20	$50,084

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of December 31, 2024 and 2023, and activity in the allowance for the three- and six- month periods ended December 31, 2024 and 2023:

	At period end and for the six months ended December 31, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$140	$89	$229
Non-owner occupied commercial real estate	153	32	185
Owner occupied commercial real estate	136	33	169
Multi-family real estate	31	34	65
Construction and land development	1,912	53	1,965
Agriculture real estate	60	(6)	54
Commercial and industrial	782	250	1,032
Agriculture production	37	90	127
Consumer	12	(6)	6
All other loans	—	—	—
Total	$3,263	$569	$3,832

	At period end and for the three months ended December 31, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$170	$59	$229
Non-owner occupied commercial real estate	175	10	185
Owner occupied commercial real estate	122	47	169
Multi-family real estate	34	31	65
Construction and land development	2,000	(35)	1,965
Agriculture real estate	52	2	54
Commercial and industrial	802	230	1,032
Agriculture production	34	93	127
Consumer	12	(6)	6
All other loans	—	—	—
Total	$3,401	$431	$3,832

	At period end and for the six months ended December 31, 2023
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$126	$10	$136
Non-owner occupied commercial real estate	154	(3)	151
Owner occupied commercial real estate	182	(7)	175
Multi-family real estate	16	(7)	9
Construction and land development	4,897	(1,718)	3,179
Agriculture real estate	50	(3)	47
Commercial and industrial	730	(2)	728
Agriculture production	107	50	157
Consumer	16	(2)	14
All other loans	10	(10)	—
Total	$6,288	$(1,692)	$4,596

	At period end and for the three months ended December 31, 2023
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$131	$5	$136
Non-owner occupied commercial real estate	154	(3)	151
Owner occupied commercial real estate	180	(5)	175
Multi-family real estate	15	(6)	9
Construction and land development	4,285	(1,106)	3,179
Agriculture real estate	39	8	47
Commercial and industrial	767	(39)	728
Agriculture production	23	134	157
Consumer	17	(3)	14
All other loans	7	(7)	—
Total	$5,618	$(1,022)	$4,596

The following tables present year-to-date gross charge-offs by loan class and year of origination for the six-month periods ended December 31, 2024 and 2023:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
December 31, 2024
1-4 residential real estate	$—	$—	$—	$—	$—	$50	$—	$50
Owner occupied commercial real estate	—	—	122	—	—	—	—	122
Construction and land development	—	—	—	—	1	—	—	1
Commercial and industrial	—	16	38	—	—	11	—	65
Consumer	—	98	65	35	3	—	—	201
Total gross charge-offs	$—	$114	$225	$35	$4	$61	$—	$439

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
December 31, 2023
1-4 residential real estate	$—	$—	$6	$—	$—	$35	$—	$41
Non-owner occupied commercial real estate	—	496	—	—	—	—	—	496
Multi-family real estate	—	—	—	97	—	—	—	97
Construction and land development	—	100	78	111	—	—	—	289
Commercial and industrial	—	5	180	—	—	—	—	185
Consumer	6	97	79	20	—	6	—	208
Total gross charge-offs	$6	$698	$343	$228	$—	$41	$—	$1,316

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding deferred loan fees) based on rating category and fiscal year of origination as of December 31, 2024. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
1-4 residential real estate
Pass	$119,788	$135,773	$143,747	$178,615	$133,271	$143,936	$105,962	$961,092
Watch	146	690	335	328	201	261	—	1,961
Special Mention	—	—	—	—	—	—	—	—
Substandard	954	494	30	682	565	1,170	248	4,143
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 residential real estate	$120,888	$136,957	$144,112	$179,625	$134,037	$145,367	$106,210	$967,196

Non-owner occupied commercial real estate
Pass	$51,464	$98,905	$224,508	$283,746	$84,796	$80,202	$8,198	$831,819
Watch	5,071	1,770	15,454	202	1,510	1,378	—	25,385
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	42	25,238	—	—	—	25,280
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$56,535	$100,675	$240,004	$309,186	$86,306	$81,580	$8,198	$882,484

Owner occupied commercial real estate
Pass	$37,467	$56,609	$87,988	$84,846	$79,371	$54,046	$20,179	$420,506
Watch	606	1,071	6,614	1,151	148	1,156	500	11,246
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,802	—	930	—	425	483	3,640
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$38,073	$59,482	$94,602	$86,927	$79,519	$55,627	$21,162	$435,392

Multi-family real estate
Pass	$44,151	$19,603	$147,791	$77,287	$71,706	$14,418	$1,125	$376,081
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$44,151	$19,603	$147,791	$77,287	$71,706	$14,418	$1,125	$376,081

Construction and land development
Pass	$113,678	$82,003	$157,946	$27,040	$2,322	$2,375	$1,892	$387,256
Watch	4,949	—	—	124	—	69	—	5,142
Special Mention	—	—	—	—	—	—	—	—
Substandard	990	—	—	—	—	—	—	990
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$119,617	$82,003	$157,946	$27,164	$2,322	$2,444	$1,892	$393,388

Agriculture real estate
Pass	$24,666	$34,110	$42,486	$52,165	$46,195	$16,810	$19,869	$236,301
Watch	—	248	91	109	—	259	—	707
Special Mention	—	—	—	—	—	—	—	—
Substandard	35	2,312	281	—	276	—	—	2,904
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$24,701	$36,670	$42,858	$52,274	$46,471	$17,069	$19,869	$239,912

Commercial and industrial
Pass	$98,595	$86,134	$50,804	$37,339	$20,757	$8,098	$174,451	$476,178
Watch	3,988	200	847	37	255	16	804	6,147
Special Mention	—	—	—	—	—	—	—	—
Substandard	97	177	202	966	39	743	250	2,474
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$102,680	$86,511	$51,853	$38,342	$21,051	$8,857	$175,505	$484,799

Agriculture production
Pass	$20,471	$32,054	$9,814	$3,642	$5,682	$2,056	$114,069	$187,788
Watch	137	71	—	—	—	—	217	425
Special Mention	—	—	—	—	—	—	—	—
Substandard	38	—	4	—	17	12	—	71
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$20,646	$32,125	$9,818	$3,642	$5,699	$2,068	$114,286	$188,284

Consumer
Pass	$17,680	$17,925	$12,255	$4,614	$1,438	$271	$1,754	$55,937
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	6	27	16	1	30	—	—	80
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$17,686	$17,952	$12,271	$4,615	$1,468	$271	$1,754	$56,017

All other loans
Pass	$131	$1,000	$578	$82	$210	$1,627	$—	$3,628
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$131	$1,000	$578	$82	$210	$1,627	$—	$3,628

Total Loans
Pass	$528,091	$564,116	$877,917	$749,376	$445,748	$323,839	$447,499	$3,936,586
Watch	14,897	4,050	23,341	1,951	2,114	3,139	1,521	51,013
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,120	4,812	575	27,817	927	2,350	981	39,582
Doubtful	—	—	—	—	—	—	—	—
Total	$545,108	$572,978	$901,833	$779,144	$448,789	$329,328	$450,001	$4,027,181

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding deferred loan fees) as of December 31, 2024 and June 30, 2024. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2024
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 residential real estate	$841	$1,777	$2,863	$5,481	$961,715	$967,196	$—
Non-owner occupied commercial real estate	—	64	—	64	882,420	882,484	—
Owner occupied commercial real estate	1,225	89	143	1,457	433,935	435,392	—
Multi-family real estate	—	—	—	—	376,081	376,081	—
Construction and land development	299	31	—	330	393,058	393,388	—
Agriculture real estate	—	—	1,825	1,825	238,087	239,912	—
Commercial and industrial	1,221	541	1,676	3,438	481,361	484,799	—
Agriculture production	55	60	—	115	188,169	188,284	—
Consumer	456	112	74	642	55,375	56,017	—
All other loans	—	—	—	—	3,628	3,628	—
Total loans	$4,097	$2,674	$6,581	$13,352	$4,013,829	$4,027,181	$—

	June 30, 2024
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 residential real estate	$890	$2,087	$664	$3,641	$921,756	$925,397	$—
Non-owner occupied commercial real estate	107	—	—	107	899,663	899,770	—
Owner occupied commercial real estate	305	—	1,060	1,365	426,111	427,476	—
Multi-family real estate	—	—	—	—	384,564	384,564	—
Construction and land development	251	377	—	628	289,913	290,541	—
Agriculture real estate	573	—	35	608	231,912	232,520	—
Commercial and industrial	641	83	1,335	2,059	448,088	450,147	—
Agriculture production	50	—	344	394	175,574	175,968	—
Consumer	311	74	14	399	59,272	59,671	—
All other loans	—	—	—	—	3,981	3,981	—
Total loans	$3,128	$2,621	$3,452	$9,201	$3,840,834	$3,850,035	$—

At December 31, 2024, there were three PCD loans totaling $558,000 greater than 90 days past due, compared to one PCD loan totaling $560,000 that was greater than 90 days past due at June 30, 2024.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at December 31, 2024, and June 30, 2024:

						Allowance on
(dollars in thousands)	Commercial	Residential	Construction and			Collateral
December 31, 2024	Real Estate	Real Estate	Land Development	Other	Total	Dependent Loans

1-4 residential real estate	$—	$784	$—	$—	$784	$103
Non-owner occupied commercial real estate	23,099	—	—	—	23,099	3,604
Owner occupied commercial real estate	543	—	—	—	543	208
Construction and land development	—	—	961	—	961	—
Commercial and industrial	—	—	—	2,386	2,386	827
Total loans	$23,642	$784	$961	$2,386	$27,773	$4,742

						Allowance on
(dollars in thousands)	Commercial	Residential	Construction and			Collateral
June 30, 2024	Real Estate	Real Estate	Land Development	Other	Total	Dependent Loans

1-4 residential real estate	$—	$797	$—	$—	$797	$116
Non-owner occupied commercial real estate	23,457	—	—	—	23,457	10,175
Commercial and industrial	—	—	—	2,705	2,705	635
Total loans	$23,457	$797	$—	$2,705	$26,959	$10,926

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at December 31, 2024, and June 30, 2024. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	December 31, 2024	June 30, 2024
1-4 residential real estate	$3,404	$1,391
Owner occupied commercial real estate	281	1,102
Construction and land development	97	108
Agriculture real estate	1,825	1,896
Commercial and industrial	2,339	1,703
Agriculture production	286	461
Consumer	77	19
Total loans	$8,309	$6,680

At December 31, 2024, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and six- month periods ended December 31, 2024 and 2023, was immaterial.

Modifications to Borrowers Experiencing Financial Difficulty. During the three- and six- month periods ended December 31, 2024, there were no loan modifications made for borrowers experiencing financial difficulty. During the three- and six- month periods ended December 31, 2023, two loan modifications, totaling $867,000, were made to commercial loans for borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at December 31, 2023 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

December 31, 2023
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	—	—	—	—%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	867	—	—	0.19%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$867	$—	$—	0.02%

Both loan modifications made during fiscal 2024 were more than 90 days past due, and were classified as substandard, at December 31, 2023. Both of these loans defaulted in fiscal 2024. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2024 and June 30, 2024, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $74,000, respectively. In addition, as of December 31, 2024, and June 30, 2024, the Company had residential mortgage loans and home equity loans with a carrying value of $92,000 and $193,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2024	June 30, 2024
Land	$15,389	$15,376
Buildings and improvements	85,318	84,474
Construction in progress	1,992	829
Furniture, fixtures, equipment and software	28,677	27,850
Automobiles	112	112
Operating leases ROU asset	6,990	6,669
	138,478	135,310
Less accumulated depreciation	42,060	39,358
	$96,418	$95,952

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At December 31, 2024, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

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

	December 31, 2024	June 30, 2024
Consolidated Balance Sheet
Operating leases ROU asset	$6,990	$6,669
Operating leases liability	$6,990	$6,669

	For the three- month periods ended		For the six- month periods ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$297	$307	$595	$586
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$205	$243	$411	$414
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$—	$2,445

At December 31, 2024, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2025	$421
2026	720
2027	714
2028	729
2029	748
Thereafter	8,298
Future lease payments expected	$11,630

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and six- month periods ended December 31, 2024, income recognized from these lessor agreements was $109,000 and $224,000, respectively. For the three- and six- month periods ended December 31, 2023, income recognized from these lessor agreements was $76,000 and $133,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2024	June 30, 2024
Non-interest bearing accounts	$514,199	$514,107
NOW accounts	1,211,402	1,239,663
Money market deposit accounts	350,289	336,799
Savings accounts	573,291	517,084
Certificates	1,561,446	1,335,406
Total Deposit Accounts	$4,210,627	$3,943,059

Brokered certificates totaled $251.0 million at December 31, 2024, compared to $171.8 million at June 30, 2024.

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $15.0 million at December 31, 2024, an increase of $5.6 million from $9.4 million at June 30, 2024. The following table sets forth the outstanding amounts and interest rates as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
(dollars in thousands)	2024	2024
Period-end balance	$15,000	$9,398
Average balance during the period	13,661	9,398
Maximum month-end balance during the period	15,000	9,398
Average interest during the period	5.65%	5.39%
Period-end interest rate	5.11%	5.39%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	December 31,	June 30,
(dollars in thousands)	2024	2024
Mortgage-backed securities (MBS)	$15,709	$9,981

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three- month periods ended		Six- month periods ended
	December 31,		December 31,
(dollars in thousands except per share data)	2024	2023	2024	2023

Net income	$14,653	$12,193	$27,110	$25,345
Less: distributed earnings allocated to participating securities	(11)	(10)	(24)	(21)
Less: undistributed earnings allocated to participating securities	(50)	(43)	(99)	(90)
Net income available to common shareholders	$14,592	$12,140	$26,987	$25,234

Denominator for basic earnings per share
Weighted-average shares outstanding	11,230,514	11,286,786	11,225,779	11,286,399
Effect of dilutive securities stock options or awards	29,463	14,695	23,820	11,803
Denominator for diluted earnings per share	11,259,977	11,301,481	11,249,599	11,298,202

Basic earnings per share available to common stockholders	$1.30	$1.08	$2.40	$2.24
Diluted earnings per share available to common stockholders	$1.30	$1.07	$2.40	$2.23

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 0 and 51,500 were excluded from the computation of diluted earnings per share for the three- and six- month periods ended December 31, 2024, respectively, while outstanding options and shares of restricted stock totaling 55,000 were excluded from the computation of diluted earnings per share for each of the three- and six- month periods ended December 31, 2023, respectively.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Income taxes
Current	$4,547	$3,173	$7,925	$6,660
Deferred	—	—	—	—
Total income tax provision	$4,547	$3,173	$7,925	$6,660

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	December 31, 2024	June 30, 2024
Deferred tax assets:
Provision for losses on loans	$12,830	$12,159
Accrued compensation and benefits	930	1,063
NOL carry forwards acquired	27	30
Low income housing tax credit carry forward	198	396
Unrealized loss on other real estate	304	949
Unrealized loss on available for sale securities	4,626	4,915
Total deferred tax assets	18,915	19,512

Deferred tax liabilities:
Purchase accounting adjustments	2,537	2,452
Depreciation	4,097	4,519
FHLB stock dividends	120	120
Prepaid expenses	582	705
Other	681	529
Total deferred tax liabilities	8,017	8,325
Net deferred tax asset	$10,898	$11,187

As of December 31, 2024, the Company had approximately $124,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Tax at statutory rate	$4,032	$3,227	$7,357	$6,721
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(76)	(117)	(182)	(225)
State tax, net of Federal benefit	199	131	284	295
Cash surrender value of Bank-owned life insurance	(110)	(99)	(218)	(195)
Tax credit benefits	(3)	(4)	(27)	(7)
Other, net	505	35	711	71
Actual provision	$4,547	$3,173	$7,925	$6,660

For the three- and six- month periods ended December 31, 2024 and 2023, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2024. For fiscal 2025, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and six- month periods ended

December 31, 2024, retirement plan expenses recognized for the Plan totaled approximately $661,000 and $1.4 million, as compared to $678,000 and $1.4 million for the same periods of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At December 31, 2024, the Debentures carried an interest rate of 7.36%. The balance of the Debentures outstanding was $7.2 million at both December 31, 2024 and June 30, 2024. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At December 31, 2024, the current rate was 7.07%. The carrying value of the debt securities was approximately $2.8 million at both December 31, 2024 and June 30, 2024.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At December 31, 2024, the current rate was 6.42%. The carrying value of the debt securities was approximately $5.6 million at both December 31, 2024 and June 30, 2024.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $469,000 and $467,000 at December 31, 2024 and June 30, 2024, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million at both December 31, 2024 and June 30, 2024.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and June 30, 2024:

	Fair Value Measurements at December 31, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$27,725	$—	$27,725	$—
Corporate obligations	32,033	—	32,033	—
Asset backed securities	41,768	—	41,768	—
Other securities	4,922	—	4,922	—
MBS and CMOs	361,612	—	361,612	—
Mortgage servicing rights	2,392	—	—	2,392
Derivative financial instruments	102	—	102	—
Liabilities:
Derivative financial instruments	81	—	81	—

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$27,753	$—	$27,753	$—
Corporate obligations	31,277	—	31,277	—
Asset backed securities	58,679	—	58,679	—
Other securities	5,333	—	5,333	—
MBS and CMOs	304,861	—	304,861	—
Mortgage servicing rights	2,448			2,448
Derivative financial instruments	20	—	20	—
Liabilities:
Derivative financial instruments	15	—	15	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended December 31, 2024.

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

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps on loans accounted for as fair value hedges. The fair value of interest rate swaps was determined by discounting the expected cash flows of the interest rate swaps. This valuation reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and, as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy. There were no transfers between levels of the fair value hierarchy during the period ended December 31, 2024. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2024 and June 30, 2024:

	Fair Value Measurements at December 31, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$951	$—	$—	$951
Collateral dependent loans	21,042	—	—	21,042

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$759	$—	$—	$759
Collateral dependent loans	12,994	—	—	12,994

The following table presents losses recognized on assets measured on a non-recurring basis for the six -month periods ended December 31, 2024 and 2023:

	For the six months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Foreclosed and repossessed assets held for sale	$91	$664
Total losses on assets measured on a non-recurring basis	$91	$664

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2024 and June 30, 2024.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	December 31, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$951	Third party appraisal	Marketability discount	18.6 - 31.3%	27.0%
Collateral dependent loans	21,042	Collateral value	Marketability discount	13.1 - 48.4%	16.8%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$759	Third party appraisal	Marketability discount	17.9 - 44.9%	20.3%
Collateral dependent loans	12,994	Collateral value	Marketability discount	14.5 - 52.3%	43.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2024 and June 30, 2024.

	December 31, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$145,834	$145,834	$—	$—
Interest-bearing time deposits	244	—	244	—
Stock in FHLB	9,003	—	9,003	—
Stock in Federal Reserve Bank of St. Louis	9,096	—	9,096	—
Loans receivable, net	3,972,239	—	—	3,843,978
Accrued interest receivable	28,080	—	28,080	—
Mortgage servicing assets	2,392			2,392
Derivative financial instruments	102	—	102	—
Financial liabilities
Deposits	4,210,627	2,649,640	—	1,559,521
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	107,070	—	107,111	—
Accrued interest payable	10,922	—	10,922	—
Subordinated debt	23,182	—	—	21,657
Derivative financial instruments	81	—	81	—

	June 30, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$60,904	$60,904	$—	$—
Interest-bearing time deposits	491	—	491	—
Stock in FHLB	8,713	—	8,713	—
Stock in Federal Reserve Bank of St. Louis	9,089	—	9,089	—
Loans receivable, net	3,797,287	—	—	3,639,657
Accrued interest receivable	23,826	—	23,826	—
Mortgage servicing assets	2,448	—	—	2,448
Derivative financial instruments	20	—	20	—
Financial liabilities
Deposits	3,943,059	2,607,653	—	1,338,215
Securities sold under agreements to repurchase	9,398	—	9,398	—
Advances from FHLB	102,050	—	100,468	—
Accrued interest payable	12,868	—	12,868	—
Subordinated debt	23,156	—	—	20,576
Derivative financial instruments	15	—	15	—

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

The Company executed one interest rate swap, with an original notional amount of $10.0 million, during the first quarter of fiscal 2025, and executed two interest rate swaps, with original notional amounts of $20.0 million each, during the fourth quarter of fiscal 2024, for a total of $50.0 million, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three- and six- month periods ended December 31, 2024, totaled $83,000 and $261,000, and none in each of the same periods of the prior year.

The notional amounts and estimated fair values of the Company’s interest rate swaps at December 31, 2024 and June 30, 2024 are presented in the tables below:

	December 31, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$50,000	$102	$81

	June 30, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$40,000	$20	$15

The carrying amount of the hedged assets, included in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at December 31, 2024 and June 30, 2024 are presented in the tables below:

December 31, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$510,593	$21

June 30, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$553,307	$5

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2024, the Bank operated from its headquarters, 62 full-service branch offices, two limited-service branch offices, and two loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 59 of its other branch offices. The remaining seven branches and offices are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2024, and results of operations for the three- and six- month periods ended December 31, 2024 and 2023.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Note 1 of the Consolidated Financial Statements” in the Company’s 2024 Annual Report on Form 10-K and “Note 2 of the Notes to the Consolidated Financial Statements” in the Form 10-Q. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 62 in the Company’s 2024 Annual Report.

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

During the first six months of fiscal 2025, total assets increased by $303.4 million. The increase was primarily attributable to an increase in net loans receivable, cash and cash equivalents, and AFS securities. Net loans receivable increased by $175.0 million; cash and cash equivalents increased by $84.9 million; and AFS securities increased by $40.2 million. Liabilities increased $279.7 million, which was primarily attributable to an increase in deposits of $267.6 million. Equity increased $23.6 million, attributable primarily to earnings retained after cash dividends paid, in combination with a $1.0 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. For more information, see “Comparison of Financial Condition at December 31, 2024 and June 30, 2024.”

Net income for the first six months of fiscal 2025 was $27.1 million, an increase of $1.8 million, or 7.0% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to increases in net interest income and noninterest income, which were partially offset by increases in provision for credit losses (PCL), noninterest expense, and provision for income taxes. Diluted net income was $2.40 per common share for the first six months of fiscal 2025, as compared to $2.23 per common share for the same period of the prior fiscal year. For the first six months of fiscal 2025, as compared to the same period of the prior fiscal year, net interest income increased $4.9 million or 7.0%; PCL increased $1.3 million, or 71.7%; noninterest income increased $2.5 million, or 22.2%; noninterest expense increased $3.2 million, or 6.6%; and income before income taxes increased $3.0 million, or 9.5%. During the second quarter of fiscal 2024, the Bank sold bonds with a book value of $12.4 million, realizing a loss of $682,000 which was recognized in noninterest income. Recognition of this loss during the quarter reduced after-tax net income by $541,000. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2025 remained volatile and moved lower at the shorter end of the curve due to Federal Open Market Committee federal funds rate cuts totaling 100 basis points during the fiscal year. Market expectations are for slight reductions in the federal funds rate over the next year, while concerns that economic conditions could keep inflation somewhat elevated and above the FOMC target range, yields on the longer end of the curve increased. As a result, the yield curve uninverted, with 33 basis points positive slope between the two-year and ten-year treasury rates. At December 31, 2024, as compared to June 30, 2024, the yield on two-year treasuries decreased from 4.72% to 4.24%; the yield on five-year treasuries increased from 4.33% to 4.38%; the yield on ten-year treasuries increased from 4.34% to 4.57%; and the yield on 30-year treasuries increased from 4.50% to 4.79%.

As compared to the first six months of the prior fiscal year, our average yield on earning assets increased by 43 basis points, primarily attributable to increased yields on loans receivable, as well as available for sale securities, as compared to year-ago levels. Our cost of interest-bearing liabilities increased by 45 basis points, as certificates of deposit and savings balances increased to higher market rates. Special deposit rates and some brokered CD funding was utilized to increase balance sheet liquidity in the first six months of fiscal 2025 to support loan growth and AFS security purchases. Despite a decrease of one basis point in the net interest spread, to 2.78%, the net interest margin increased by three basis points to 3.37% during the first six months of fiscal 2025, as compared to the same period in fiscal 2024. The increase in the net interest margin was due to a higher composition of higher yielding assets, primarily loans and securities, and a lower balance of lower yielding cash and cash equivalents, compared to the prior fiscal year period. In addition, net interest income benefitted from a 6.3% increase in average earnings assets, compared to the prior fiscal year period. The 100 basis points of federal funds rate cuts, from September 2024 to December 2024, a higher percentage of variable rate deposits compared to the prior fiscal year, and relatively stable price competition for deposits have eased the pressure on the net interest spread, which has increased in the second quarter of fiscal 2025, compared to the linked quarter and the second quarter of fiscal 2024.

The Company’s net income is also affected by the level of its noninterest income and noninterest expense. Noninterest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expense consists primarily of compensation and employee benefits, occupancy-related expenses, data processing expense, telecommunications expense, deposit insurance assessments, professional fees, advertising, postage and office expenses , amortization of intangible assets, and other general operating expenses.

The Company’s noninterest income for the six- month period ended December 31, 2024, was $14.0 million, an increase $2.5 million, or 22.2%, as compared to the same period of the prior fiscal year. In the current period, the increase was primarily attributable to increases in other loan fees, deposit account charges and related fees, bank card interchange income, wealth management fees, earnings on bank owned life insurance, and the absence of a net realized loss on sale of AFS securities. These increases were partially offset by lower loan late charges, other noninterest income, and lower net realized gain on sale of loans. Other noninterest income decreased primarily due to modest losses on the disposal of fixed assets, which were comprised of various equipment.

Noninterest expense for the six-month period ended December 31, 2024, was $50.7 million, an increase of $3.2 million, or 6.6%, as compared to the same period of the prior fiscal year. In the current period, this increase in noninterest expense was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy and equipment, and advertising expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional expenses increased primarily due to a one-time expense associated with a performance improvement project that started during the first quarter of fiscal 2025. This expense was fully realized in the September quarter, with only modest reimbursables remaining to be recognized in the second quarter of fiscal 2025. Occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. Increased advertising activity grew marketing expenses compared to the prior period.

We expect, over time, to continue to grow our assets through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come through deposits from retail and commercial clients, as well as public units. In addition, we will utilize brokered funding and short- and long-

term FHLB borrowings. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

The Company experienced balance sheet growth in the first six months of fiscal 2025, with total assets of $4.9 billion at December 31, 2024, reflecting an increase of $303.4 million, or 6.6%, as compared to June 30, 2024. Growth primarily reflected increases in net loans receivable, cash and cash equivalents, and AFS securities.

Cash and cash equivalents were $145.8 million at December 31, 2024, an increase of $84.9 million, or 139.4%, as compared to June 30, 2024. The increase was primarily the result of strong deposit generation that outpaced loan growth (on a percentage basis) and AFS securities purchases during the period. AFS securities were $468.1 million at December 31, 2024, up $40.2 million, or 9.4%, as compared to June 30, 2024.

Loans, net of the allowance for credit losses (ACL), were $4.0 billion at December 31, 2024, increasing by $175.0 million, or 4.6%, as compared to June 30, 2024. The Company noted growth primarily in drawn construction, 1-4 family residential, commercial and industrial, agricultural production loan draws, owner occupied commercial real estate, and agriculture real estate loan balances. This was somewhat offset by a decrease in loans secured by non-owner occupied commercial real estate, multi-family property, and consumer loans. For more information see “Note 4: Loans and Allowance for Credit Losses.”

Loans anticipated to fund in the next 90 days totaled $172.5 million at December 31, 2024, as compared to $157.1 million at June 30, 2024, and $140.5 million at December 31, 2023.

The Bank’s concentration in non-owner occupied commercial real estate, as defined for regulatory purposes, is estimated at 316.9% of Tier 1 capital and ACL at December 31, 2024, as compared to 317.5% as of June 30, 2024, with these loans representing 41.0% of gross loans at December 31, 2024. Multi-family residential real estate, hospitality (hotels/restaurants), care facilities, retail stand-alone, and strip centers are the most common collateral types within the non-owner occupied commercial real estate loan portfolio. The multi-family residential real estate loan portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or that have exited the program. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers, which can be defined as non-mall shopping centers with a variety of tenants. Non-owner-occupied office property types included 33 loans totaling $24.2 million, or 0.60% of gross loans at December 31, 2024, none of which were adversely classified, and are generally comprised of smaller spaces with diverse tenants. The Company continues to monitor its commercial real estate concentration and the individual segments closely.

Deposits were $4.2 billion at December 31, 2024, an increase of $267.6 million, or 6.8%, as compared to June 30, 2024. The deposit portfolio saw year-to-date increases primarily in certificates of deposit and savings accounts, as customers continued to move balances into high yield savings accounts and special rate time deposits in the relatively high-rate environment. Public unit balances totaled $565.9 million at December 31, 2024, a decrease of $28.7 million compared to June 30, 2024, but an increase of $55.4 million as compared to $510.5 million at September 30, 2024. Public unit balances increased compared to September 30, 2024, the linked quarter, due to seasonal inflows, but decreased year-to-date due to the loss of a large local public unit depositor. Brokered deposits totaled $254.0 million at December 31, 2024, an increase of $80.3 million as compared to June 30, 2024, but a decrease of $19.1 million compared to September 30, 2024, the linked quarter. Fiscal year-to-date, the Company increased brokered deposits due to more attractive pricing for brokered certificates of deposit relative to local market rates and the need to meet seasonal loan demand, and to build on-balance sheet liquidity. The average loan-to-deposit ratio for the second quarter of fiscal 2025 was 96.4%, as compared to 96.3% for the quarter ended June 30, 2024, and 94.3% for the same period of the prior fiscal year. The loan-to-deposit ratio at period end December 31, 2024, was 95.6%.

FHLB advances were $107.1 million at December 31, 2024, an increase of $5.0 million, or 4.9%, as compared to June 30, 2024.

The Company’s stockholders’ equity was $512.4 million at December 31, 2024, an increase of $23.6 million, or 4.8%, as compared to June 30, 2024. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $1.0 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. The AOCL totaled $16.4 million at December 31, 2024 compared $17.5 million at June 30, 2024. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six- Month Periods Ended

December 31, 2024 and 2023

The tables below present certain information regarding our financial condition and net interest income for the three- and six- month periods ended December 31, 2024 and 2023. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2024			December 31, 2023
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,193,767	$48,059	6.02	$2,991,354	$41,900	5.60
Other loans (1)	795,876	15,023	7.55	700,232	13,237	7.56
Total net loans	3,989,643	63,082	6.32	3,691,586	55,137	5.97
Mortgage-backed securities	348,580	4,075	4.68	295,667	3,485	4.72
Investment securities (2)	131,053	1,483	4.53	172,831	1,776	4.11
Other interest-earning assets	64,976	784	4.83	89,123	1,178	5.29
TOTAL INTEREST- EARNING ASSETS (1)	4,534,252	69,424	6.12	4,249,207	61,576	5.80
Other noninterest-earning assets (3)	291,217	—		301,415	—
TOTAL ASSETS	$4,825,469	$69,424		$4,550,622	$61,576

Interest-bearing liabilities:
Savings accounts	$558,211	$3,760	2.69	$344,504	$1,622	1.88
NOW accounts	1,150,961	5,557	1.93	1,237,532	6,357	2.05
Money market accounts	338,526	2,430	2.87	418,336	3,318	3.17
Certificates of deposit	1,568,069	17,791	4.54	1,340,849	14,147	4.23
TOTAL INTEREST- BEARING DEPOSITS	3,615,767	29,538	3.27	3,341,221	25,444	3.05
Borrowings:
Securities sold under agreements to repurchase	15,000	226	6.03	9,398	127	5.39
FHLB advances	107,054	1,099	4.11	113,519	1,079	3.80
Junior subordinated debt	23,175	418	7.22	23,124	440	7.60
TOTAL INTEREST- BEARING LIABILITIES	3,760,996	31,281	3.33	3,487,262	27,090	3.11
Noninterest-bearing demand deposits	524,878	—		572,101	—
Other liabilities	31,442	—		31,807	—
TOTAL LIABILITIES	4,317,316	31,281		4,091,170	27,090
Stockholders’ equity	508,153	—		459,452	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,825,469	$31,281		$4,550,622	$27,090

Net interest income		$38,143			$34,486
Interest rate spread (4)			2.79%			2.69%
Net interest margin (5)			3.36%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.56%			121.85%

(1)	Calculated net of deferred loan fees, loan discounts and unfunded commitments on construction loans. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $96.0 million and $74.3 million, respectively, for the three-month period ended December 31, 2024, as compared to $94.3 million and $72.3 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2024			December 31, 2023
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,152,280	$94,217	5.98	$2,964,651	$81,590	5.50
Other loans (1)	787,411	30,618	7.78	703,716	26,521	7.54
Total net loans	3,939,691	124,835	6.34	3,668,367	108,111	5.89
Mortgage-backed securities	335,292	8,001	4.77	292,890	6,857	4.68
Investment securities (2)	134,619	3,105	4.61	172,731	3,489	4.04
Other interest-earning assets	35,261	862	4.89	47,301	1,227	5.19
TOTAL INTEREST- EARNING ASSETS (1)	4,444,863	136,803	6.16	4,181,289	119,684	5.72
Other noninterest-earning assets (3)	287,137	—		293,131	—
TOTAL ASSETS	$4,732,000	$136,803		$4,474,420	$119,684

Interest-bearing liabilities:
Savings accounts	$547,335	$7,780	2.84	$316,085	$2,290	1.45
NOW accounts	1,143,663	11,417	2.00	1,237,769	12,281	1.98
Money market accounts	335,816	5,097	3.04	437,889	6,717	3.07
Certificates of deposit	1,489,445	34,040	4.57	1,240,269	24,524	3.95
TOTAL INTEREST- BEARING DEPOSITS	3,516,259	58,334	3.32	3,232,012	45,812	2.83
Borrowings:
Securities sold under agreements to repurchase	13,661	386	5.65	9,398	199	4.23
FHLB advances	115,388	2,425	4.20	140,678	2,918	4.15
Junior subordinated debt	23,169	853	7.36	23,117	874	7.56
TOTAL INTEREST- BEARING LIABILITIES	3,668,477	61,998	3.38	3,405,205	49,803	2.93
Noninterest-bearing demand deposits	528,412	—		586,152	—
Other liabilities	32,590	—		28,180	—
TOTAL LIABILITIES	4,229,479	61,998		4,019,537	49,803
Stockholders’ equity	502,521	—		454,883	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,732,000	$61,998		$4,474,420	$49,803

Net interest income		$74,805			$69,881
Interest rate spread (4)			2.78%			2.79%
Net interest margin (5)			3.37%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.16%			122.79%

(1)	Calculated net of deferred loan fees, loan discounts and unfunded commitments on construction loans. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $95.8 million and $74.1 million, respectively, for the six-month period ended December 31, 2024, as compared to $93.3 million and $72.1 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six- month periods ended December 31, 2024, compared to the three- and six- month periods ended December 31, 2023. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2024
	Compared to three-month period ended December 31, 2023
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$3,233	$4,452	$260	$7,945
Mortgage-backed securities	(29)	624	(5)	590
Investment securities (2)	180	(429)	(44)	(293)
Other interest-earning deposits	(103)	(319)	28	(394)
Total net change in income on interest-earning assets	3,281	4,328	239	7,848

Interest-bearing liabilities:
Deposits	1,040	2,331	723	4,094
Securities sold under agreements to repurchase	15	75	9	99
FHLB advances	85	(61)	(4)	20
Note payable	—	—	—	—
Subordinated debt	(22)	1	(1)	(22)
Total net change in expense on interest-bearing liabilities	1,118	2,346	727	4,191
Net change in net interest income	$2,163	$1,982	$(488)	$3,657

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Six-month period ended December 31, 2024
	Compared to six-month period ended December 31, 2023
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$7,862	$8,318	$544	$16,724
Mortgage-backed securities	132	993	19	1,144
Investment securities (2)	495	(770)	(109)	(384)
Other interest-earning deposits	(71)	(312)	18	(365)
Total net change in income on interest-earning assets	8,418	8,229	472	17,119

Interest-bearing liabilities:
Deposits	6,058	4,097	2,367	12,522
Securities sold under agreements to repurchase	67	90	30	187
FHLB advances	38	(525)	(6)	(493)
Note payable	—	—	—	—
Subordinated debt	(24)	2	1	(21)
Total net change in expense on interest-bearing liabilities	6,139	3,664	2,392	12,195
Net change in net interest income	$2,279	$4,565	$(1,920)	$4,924

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2024 and 2023

General. Net income for the three-month period ended December 31, 2024, was $14.7 million, an increase of $2.5 million, or 20.2%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in provision for income taxes, noninterest expense and provision for credit losses.

For the three-month period ended December 31, 2024, fully-diluted net income per share available to common shareholders was $1.30, up $0.23, or 21.5%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended December 31, 2024, was 1.21%, as compared to 1.07% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2024, was 11.5%, as compared to 10.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2024, was $38.1 million, an increase of $3.7 million, or 10.6%, as compared to the same period of the prior fiscal year. The increase was attributable to a 6.7% increase in the average balance of interest-earning assets and an 11-basis point increase in the net interest margin, from 3.25% to 3.36%, as the 32-basis point increase in the yield on interest-earning assets was partially offset by a 22-basis point increase in cost of interest-bearing liabilities. The increase in average earning asset yields was primarily attributable to renewals and new loan originations, in addition to AFS security purchases, at higher market rates.

Loan discount accretion and deposit premium amortization related to the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $987,000 in net interest income for the three-month period ended December 31, 2024, as compared to $1.5 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed nine basis points to net interest margin in the three-month period ended December 31, 2024, compared to 14 basis points during the same period of the prior fiscal year, when the net interest margin was 3.25%.

Provision for Credit Losses. The Company recorded a PCL of $932,000 in the three-month period ended December 31, 2024, as compared to a PCL of $900,000 in the same period of the prior fiscal year. The current period PCL was the result of a $501,000 provision attributable to the ACL for loan balances outstanding and a $431,000 provision attributable to the allowance for off-balance sheet credit exposures. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.02% (annualized) during the current period, as compared to 0.10% for the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended December 31, 2024, was $6.9 million, an increase of $1.2 million, or 21.7%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to the Company’s realization of a $682,000 loss on sale of AFS securities in the year-ago period, as well as increases in deposit account charges and related fees, other loan fees, and wealth management fees. These increases were partially offset by lower net realized gains on sale of loans, which were primarily driven by a reduction in gains on sale of Small Business Administration (SBA) loans, and lower loan late charges.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2024, was $24.9 million, an increase of $1.0 million, or 4.3%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, legal and professional fees, other operating expense, and occupancy expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional fees were elevated due to consulting fees tied to internal projects, recruiter costs, and the settlement of a legal matter. Other operating expense increased due to increased expenses associated with SBA loans and costs for employee travel and training. Lastly, occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. Partially offsetting these increases from the prior year period were lower data processing and telecommunication expenses, and a reduction in intangible amortization, as the core deposit intangible recognized from a prior period merger was fully amortized in the prior quarter.

Income Taxes. The income tax provision for the three-month period ended December 31, 2024, was $4.5 million, an increase of $1.4 million, or 43.3%, as compared to the same period of the prior fiscal year. The current period effective tax rate was 23.7%, as compared to 20.6% in the same quarter of the prior fiscal year. The effective tax rate for the December 31, 2024, quarter was elevated due a $380,000 adjustment of tax accruals attributable to completed merger activity.

Results of Operations – Comparison of the six-month periods ended December 31, 2024 and 2023

General. Net income for the six-month period ended December 31, 2024, was $27.1 million, an increase of $1.8 million, or 7.0% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to increases in net interest income and noninterest income, partially offset by increases in PCL, noninterest expense, and provision for income taxes.

For the six-month period ended December 31, 2024, fully-diluted net income per share available to common shareholders was $2.40, as compared to $2.23 for the same period of the prior fiscal year, an increase of $0.17, or 7.6%. Our annualized return on average assets for the six-month period ended December 31, 2024, was 1.15%, as compared to 1.20% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2024, was 10.8%, as compared to 11.7% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2024, was $74.8 million, an increase of $4.9 million, or 7.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 6.3% increase in the average balance of interest-earning assets and an increase in the net interest margin to 3.37%, as compared to 3.34% in the same period a year ago. The increase in the net interest margin was due to a higher composition of higher yielding assets, primarily loans and securities, and a lower balance of lower yielding cash and cash equivalents, compared to the prior year.

Loan discount accretion and deposit premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $2.0 million in net interest income for the six-month period ended December 31, 2024, as compared to $3.2 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed nine basis points to net interest margin in the six-month period ended December 31, 2024, as compared to a 15 basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The PCL for the six-month period ended December 31, 2024, was a charge of $3.1 million, an increase of $1.3 million from the same period of the prior fiscal year. The current period PCL was the result of a $2.5 million provision attributable to the ACL for loan balances outstanding and a $569,000 provision attributable to the allowance for off-balance sheet credit exposures. As a percentage of average loans outstanding, the Company recorded net charge offs of two basis points (annualized) during the current period, compared to seven basis points during the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the six-month period ended December 31, 2024, was $14.0 million, an increase of $2.5 million, or 22.2%, as compared to the same period of the prior fiscal year. In the current period, the increase was primarily attributable to increases in other loan fees, deposit account charges and related fees, bank card interchange income, wealth management fees, earnings on bank owned life insurance, and the absence of a net realized loss on sale of AFS securities. These increases were partially offset by lower loan late charges, other noninterest income, and lower net realized gain on sale of loans. Other noninterest income decreased primarily due to modest losses on the disposal of fixed assets, which were comprised of various equipment. The lower gain on sale of loans was primarily attributable to lower gain on sale of residential loans.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2024, was $50.7 million, an increase of $3.2 million, or 6.6%, as compared to the same period of the prior fiscal year. In the current period, this increase in noninterest expense was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy and equipment, and advertising expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional expenses increased primarily due to a one-time expense associated with a performance improvement project that started during the first fiscal quarter of 2025. This expense was fully realized in the September quarter, with only modest reimbursables remaining to be recognized in the second quarter of fiscal 2025. Occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. Increased advertising activity grew marketing expenses compared to the prior period.

Income Taxes. The income tax provision for the six-month period ended December 31, 2024, was $7.9 million, an increase of $1.3 million, or 19.0%, as compared to the same period of the prior fiscal year, due primarily to increased pre-tax income and a $380,000 adjustment of tax accruals attributable to completed merger & acquisition activity. The effective tax rate increased to 22.6% as compared to 20.8% over the same period last year.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and six- month periods ended December 31, 2024 and 2023:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$54,437	$49,122	$52,516	$47,820
Loans charged off:
1-4 residential real estate	(2)	(6)	(50)	(41)
Non-owner occupied commercial real estate	—	(496)	—	(496)
Owner occupied commercial real estate	(122)	—	(122)	—
Multi-family real estate	—	—	—	(97)
Construction and land development	(1)	(178)	(1)	(289)
Agriculture real estate	—	—	—	—
Commercial and industrial	(26)	(180)	(65)	(185)
Agriculture production	—	—	—	—
Consumer	(129)	(120)	(201)	(208)
All other loans	—	—	—	—
Gross charged off loans	(280)	(980)	(439)	(1,316)
Recoveries of loans previously charged off:
1-4 residential real estate	46	—	46	33
Non-owner occupied commercial real estate	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Multi-family real estate	—	—	47	—
Construction and land development	—	—	—	18
Agriculture real estate	—	—	—	—
Commercial and industrial	32	2	37	6
Agriculture production	—	—	—	—
Consumer	4	18	11	31
All other loans	—	—	—	—
Gross recoveries of charged off loans	82	20	141	88
Net charge offs	(198)	(960)	(298)	(1,228)
Provision charged to expense	501	1,922	2,522	3,492
Balance, end of period	$54,740	$50,084	$54,740	$50,084

Our ACL at December 31, 2024, totaled $54.7 million, representing 1.36% of gross loans and 659% of NPLs, as compared to an ACL of $52.5 million, representing 1.36% of gross loans and 786% of NPLs, at June 30, 2024. The Company has estimated its expected credit losses as of December 31, 2024, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as borrowers adjust to relatively high market interest rates, despite the Federal Reserve having reduced short-term rates somewhat during this fiscal year. Qualitative adjustments in the Company’s ACL model were increased compared to June 30, 2024, due to various factors that are relevant to determining expected collectability of credit. The Company decreased the allowance attributable to classified hotel loans that have been slow to recover from the COVID-19 pandemic as a result of updated collateral appraisals, which provided a more favorable assessment than the Company’s prior period estimates. Additionally, PCL was required due to loan growth in fiscal year 2025 to date. As a percentage of average loans outstanding, the Company recorded net charge offs of two basis points (annualized) during the current period, compared to seven basis points during the same period of the prior fiscal year.

At December 31, 2024, the Company had accrued within other liabilities an allowance for off-balance sheet credit exposures of $3.8 million, as compared to $3.3 million at June 30, 2024. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $569,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an expected increase in credit utilization based on historical usage of these off-balance sheet credit exposures.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	December 31, 2024	ACL	June 30, 2024	ACL

1-4 residential real estate	$12,664	23.1%	$10,528	20.0%
Non-owner occupied commercial real estate	13,660	25.0%	19,055	36.3%
Owner occupied commercial real estate	5,707	10.4%	4,815	9.2%
Multi-family real estate	5,725	10.5%	5,447	10.4%
Construction and land development	4,717	8.6%	2,901	5.5%
Agriculture real estate	2,517	4.6%	2,107	4.0%
Commercial and industrial	8,063	14.8%	6,233	11.9%
Agriculture production	1,060	1.9%	835	1.6%
Consumer	603	1.1%	578	1.1%
All other loans	24	—%	17	—%
	$54,740	100.0%	$52,516	100.0%

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

At December 31, 2024, the Company had loans of $39.6 million, or 0.98% of total loans, adversely classified ($39.6 million classified “substandard”; none classified “doubtful”), as compared to loans of $40.9 million, or 1.06% of total loans, adversely classified ($40.9 million classified “substandard”; none classified “doubtful”) at June 30, 2024, and $39.3 million, or 1.05% of total loans, adversely classified ($39.3 million classified “substandard”; none classified “doubtful”), at December 31, 2023. Classified loans were generally comprised of loans secured by agriculture, commercial, and residential real estate, and other commercial purpose collateral. All of these loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $8.3 million at December 31, 2024. The Company’s total past due loans increased from $9.2 million at June 30, 2024, to $13.4 million at December 31, 2024. This increase was primarily from loans collateralized by 1-4 family real estate and agricultural real estate. Total past due loans were $8.3 million at December 31, 2023. See “Note 4 – Loans and Allowance for Credit Losses – Past Due Loans” in the “Notes to Consolidated Financial Statements.”

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

	December 31, 2024	June 30, 2024	December 31, 2023

Nonaccruing loans:
1-4 residential real estate	$3,404	$1,391	$974
Non-owner occupied commercial real estate	—	—	43
Owner occupied commercial real estate	281	1,102	374
Multi-family real estate	—	—	—
Construction and land development	97	108	81
Agriculture real estate	1,825	1,896	2,776
Commercial and industrial	2,339	1,703	1,465
Agriculture production	286	461	169
Consumer	77	19	40
All other loans	—	—	—
Total	8,309	6,680	5,922

Loans 90 days past due accruing interest:
1-4 residential real estate	—	—	—
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	—

Total nonperforming loans	8,309	6,680	5,922
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	2,423	3,865	3,814
Other nonperforming assets	37	23	40
Total nonperforming assets	$10,769	$10,568	$9,776

The Company adopted ASU No. 2022-02 in fiscal 2024, which eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. At December 31, 2024, modifications to borrowers experiencing financial difficulty totaled $24.9 million, of which $843,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.1 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, these loans were subject to classification as modifications due to payment delays and term extensions given to borrowers experiencing financial difficulty at December 31, 2024. At June 30, 2024, these modifications totaled $25.5 million, of which $895,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.6 million in modifications at June 30, 2024, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2024, nonperforming assets totaled $10.8 million, as compared to $10.6 million at June 30, 2024, and $9.8 million at December 31, 2023. The rise in the nonperforming assets, compared to June 30,2024, reflects an increase in nonperforming loans, which was largely offset by a reduction in other real estate owned due to property sales. The increase in nonperforming loans was primarily attributable to the addition of three unrelated loans collateralized by single-family residential property, totaling $1.4 million.

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

At December 31, 2024, the Company had outstanding commitments and approvals to extend credit of approximately $894.7 million (including $595.5 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2024, the Bank had pledged $1.5 billion of its single-family residential, home equity, and commercial real estate loan portfolios to the FHLB for available credit of approximately $858.1 million, of which $107.1 million was advanced, while $499,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge other assets, including, for example, additional unpledged real estate loans held by the Bank or the Bank’s REIT, and the unpledged securities in the Bank’s portfolio, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $2.1 billion, subject to available collateral. Also, at December 31, 2024, the Bank had pledged a total of $412.2 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $357.3 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at December 31, 2024. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of December 31, 2024 and June 30, 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2024, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$548,523	13.29%	$330,186	8.00%	n/a	n/a
Southern Bank	518,886	12.73%	326,074	8.00%	407,593	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	489,299	11.86%	247,640	6.00%	n/a	n/a
Southern Bank	467,872	11.48%	244,556	6.00%	326,074	8.00%
Tier I Capital (to Average Assets)
Consolidated	489,299	10.42%	187,787	4.00%	n/a	n/a
Southern Bank	467,872	9.80%	191,000	4.00%	238,750	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	473,693	11.48%	185,730	4.50%	n/a	n/a
Southern Bank	467,872	11.48%	183,417	4.50%	264,936	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$524,023	13.23%	$316,979	8.00%	n/a	n/a
Southern Bank	496,105	12.68%	312,877	8.00%	391,097	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	467,027	11.79%	237,734	6.00%	n/a	n/a
Southern Bank	447,192	11.43%	234,658	6.00%	312,877	8.00%
Tier I Capital (to Average Assets)
Consolidated	467,027	10.19%	183,262	4.00%	n/a	n/a
Southern Bank	447,192	9.79%	182,723	4.00%	228,403	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	451,474	11.39%	178,300	4.50%	n/a	n/a
Southern Bank	447,192	11.43%	175,993	4.50%	254,213	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2025, fixed rate 1-to 4-family residential loan production totaled $67.8 million (of which $8.0 million was originated for sale into the secondary market), as compared to $62.5 million during the same period of the prior fiscal year (of which $6.4 million was originated for sale into the secondary market). At December 31, 2024, the fixed rate 1-4 family residential loan portfolio was $631.3 million with a weighted average maturity of 168 months, as compared to $606.5 million at December 31, 2023, with a weighted average maturity of 182 months. The Company originated $26.8 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2024, as compared to $29.4 million during the same period of the prior fiscal year. The Company originated $197.5 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2024, as compared to $151.4 million during the same period of the prior fiscal year. The Company also originated $62.9 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2024, as compared to $82.8 million during the same period of the prior fiscal year. At December 31, 2024, adjustable-rate home equity lines of credit increased to $82.1 million, as compared to $69.8 million at December 31, 2023. At December 31, 2024, all fixed rate loans with remaining maturities in excess of 10 years totaled $361.7 million, or 9.1% of net loans receivable, as compared to $368.3 million, or 10.0% of net loans receivable at December 31, 2023. At December 31, 2024, the Company’s investment portfolio had a weighted-average life of 5.4 years, compared to 5.3 years at December 31, 2023, while the effective duration of the portfolio declined to 2.5% per 100 basis points movement in market rates at December 31, 2024, as compared to 2.7% at December 31, 2023. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2024 and June 30, 2024, management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, and 300 basis point (bp) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$438,095	$(103,669)	(19)	9.67	(163)
+200 bp	480,082	(61,683)	(11)	10.38	(91)
+100 bp	515,949	(25,815)	(5)	10.95	(35)
0 bp	541,764	—	—	11.30	—
‑100 bp	563,035	21,270	4	11.53	24
‑200 bp	575,259	33,495	6	11.59	29
‑300 bp	573,213	31,448	6	11.37	8

June 30, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$355,100	$(117,925)	(23)	8.49	(211)
+200 bp	398,386	(74,640)	(15)	9.32	(129)
+100 bp	438,278	(34,748)	(7)	10.03	(57)
0 bp	473,026	—	—	10.60	—
‑100 bp	502,260	29,235	6	11.03	43
‑200 bp	517,334	44,308	9	11.16	55
‑300 bp	512,487	39,461	8	10.89	28

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. Since June 30, 2024, market interest rates at the longer end of the curve have increased, negatively impacting the modeled value of our longer-term fixed rate loans at December 31, 2024. The rise in rates had an inverse impact on liabilities, primarily attributable to the improved modeled value of the deposit portfolio. The Company’s sensitivity has also decreased in this period due to an increase in cash balances, a slight decrease in the percentage of total fixed rate loans, and an increase in the percentage of variable rate securities. In addition to these on-balance sheet changes, the Company also increased the notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates, to $50 million at December 31, 2024, as compared to $40 million in similar interest rate swaps outstanding at June 30, 2024. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended December 31, 2024.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
10/01/24 - 10/31/24 period	—	$—	—	213,580
11/01/24 - 11/30/24 period	—	—	—	213,580
12/01/24 - 12/31/24 period	—	—	—	213,580

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 10, 2025	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2025	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer

Date: February 10, 2025	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)