Form 10-Q
period 2025-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2025-05-12
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2025
Common Stock, Par Value $.01	11,299,962 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND JUNE 30, 2024

	March 31, 2025	June 30, 2024
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$226,891	$60,904
Interest-bearing time deposits	245	491
Available for sale securities	462,930	427,903
Stock in FHLB of Des Moines	9,157	8,713
Stock in Federal Reserve Bank of St. Louis	9,112	9,089
Loans receivable, net of ACL of $54,940 and $52,516 at March 31, 2025 and June 30, 2024, respectively	3,968,569	3,797,287
Accrued interest receivable	25,783	23,826
Premises and equipment, net	95,987	95,952
Bank owned life insurance – cash surrender value	75,156	73,601
Goodwill	50,727	50,727
Other intangible assets, net	23,950	26,505
Prepaid expenses and other assets	27,989	29,318
Total assets	$4,976,496	$4,604,316

Liabilities and Stockholders' Equity
Deposits	$4,261,382	$3,943,059
Securities sold under agreements to repurchase	15,000	9,398
Advances from FHLB	104,072	102,050
Accounts payable and other liabilities	34,074	25,037
Accrued interest payable	9,983	12,868
Subordinated debt	23,195	23,156
Total liabilities	4,447,706	4,115,568

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,981,382 and 11,959,157 shares issued at March 31, 2025 and June 30, 2024, respectively	120	120
Additional paid-in capital	221,250	219,680
Retained earnings	346,385	311,376
Treasury stock of 681,420 and 681,420 shares at March 31, 2025 and June 30, 2024, respectively, at cost	(24,973)	(24,973)
Accumulated other comprehensive loss	(13,992)	(17,455)
Total stockholders' equity	528,790	488,748
Total liabilities and stockholders' equity	$4,976,496	$4,604,316

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2025	2024	2025	2024
Interest Income
Loans	$62,656	$55,952	$187,492	$164,063
Investment securities	1,368	1,729	4,472	5,217
Mortgage-backed securities	4,316	3,757	12,317	10,614
Other interest-earning assets	1,585	2,587	2,447	3,813
Total interest income	69,925	64,025	206,728	183,707
Interest Expense
Deposits	28,795	27,893	87,129	73,705
Securities sold under agreements to repurchase	189	128	575	327
Advances from FHLB	1,076	1,060	3,501	3,978
Subordinated debt	386	435	1,239	1,309
Total interest expense	30,446	29,516	92,444	79,319
Net Interest Income	39,479	34,509	114,284	104,388
Provision for Credit Losses	932	900	4,023	2,700
Net Interest Income After Provision for Credit Losses	38,547	33,609	110,261	101,688
Noninterest Income
Deposit account charges and related fees	2,048	1,847	6,469	5,421
Bank card interchange income	1,341	1,301	4,142	3,974
Loan late charges	—	150	—	409
Loan servicing fees	224	267	741	783
Other loan fees	843	757	2,851	1,758
Net realized gains on sale of loans	114	99	608	616
Net realized gains (losses) on sale of AFS securities	48	(807)	48	(1,489)
Earnings on bank owned life insurance	512	483	1,551	1,413
Insurance brokerage commissions	340	312	927	886
Wealth management fees	902	866	2,475	2,329
Other income	294	309	893	977
Total noninterest income	6,666	5,584	20,705	17,077
Noninterest Expense
Compensation and benefits	13,771	13,750	41,906	39,360
Occupancy and equipment, net	3,869	3,623	11,143	10,615
Data processing expense	2,359	2,349	6,754	7,039
Telecommunications expense	330	464	1,111	1,460
Deposit insurance premiums	674	677	1,734	1,824
Legal and professional fees	603	412	2,430	1,215
Advertising	530	622	1,518	1,479
Postage and office supplies	350	344	939	929
Intangibles amortization	889	1,018	2,683	3,053
Foreclosed property expenses/losses	37	60	123	96
Other operating expense	1,979	1,730	5,768	5,546
Total noninterest expense	25,391	25,049	76,109	72,616
Income Before Income Taxes	19,822	14,144	54,857	46,149
Income Taxes
Current
Deferred
Total Income Taxes	4,139	2,837	12,065	9,497
Net Income	$15,683	$11,307	$42,792	$36,652

Basic earnings per share	$1.39	$1.00	$3.79	$3.23
Diluted earnings per share	$1.39	$0.99	$3.79	$3.22
Dividends paid per share	$0.23	$0.21	$0.69	$0.63

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024

Net Income	$15,683	$11,307	$42,792	$36,652
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	3,175	(1,130)	4,488	2,195
Less: reclassification adjustment for realized gains (losses) included in net income	48	(807)	48	(1,489)
Tax (expense) benefit	(688)	72	(977)	(810)
Total other comprehensive income (loss)	2,439	(251)	3,463	2,874
Comprehensive Income	$18,122	$11,056	$46,255	$39,526

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	For the three- and nine- month periods ended March 31, 2025
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF DECEMBER 31, 2024	$120	$220,358	$333,297	$(24,973)	$(16,431)	$512,371

Net Income			15,683			15,683
Change in unrealized loss on available for sale securities					2,439	2,439
Dividends paid on common stock ($.23 per share)			(2,595)			(2,595)
Stock option expense		93				93
Stock grant expense		799				799
BALANCE AS OF MARCH 31, 2025	$120	$221,250	$346,385	$(24,973)	$(13,992)	$528,790

BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

Net Income			42,792			42,792
Change in unrealized loss on available for sale securities					3,463	3,463
Dividends paid on common stock ($.69 per share)			(7,783)			(7,783)
Stock option expense		272				272
Stock grant expense		1,298				1,298
BALANCE AS OF MARCH 31, 2025	$120	$221,250	$346,385	$(24,973)	$(13,992)	$528,790

	For the three- and nine- month periods ended March 31, 2024
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF DECEMBER 31, 2023	$119	$218,675	$291,304	$(21,116)	$(18,800)	$470,182

Net Income			11,307			11,307
Change in unrealized loss on available for sale securities					(251)	(251)
Dividends paid on common stock ($.21 per share)			(2,384)			(2,384)
Stock option expense		84				84
Stock grant expense		657				657
Stock options exercised		175				175
Common stock issued	1					1
Treasury stock purchased				(187)		(187)
BALANCE AS OF MARCH 31, 2024	$120	$219,591	$300,227	$(21,303)	$(19,051)	$479,584

BALANCE AS OF JUNE 30, 2023	$119	$218,260	$270,720	$(21,116)	$(21,925)	$446,058

Net Income			36,652			36,652
Change in unrealized loss on available for sale securities					2,874	2,874
Dividends paid on common stock ($.63 per share)			(7,145)			(7,145)
Stock option expense		283				283
Stock grant expense		657				657
Stock options exercised		391				391
Common stock issued	1					1
Treasury stock purchased				(187)		(187)
BALANCE AS OF MARCH 31, 2024	$120	$219,591	$300,227	$(21,303)	$(19,051)	$479,584

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE- MONTH PERIODS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2025	2024
Cash Flows From Operating Activities:
Net Income	$42,792	$36,652
Items not requiring (providing) cash:
Depreciation	4,866	4,452
Loss (gain) on disposal of fixed assets	72	(13)
Stock option and stock grant expense	1,570	940
(Gain) loss on sale/write-down of foreclosed property	(29)	55
Amortization of intangible assets	2,683	3,053
Accretion of purchase accounting adjustments	(3,348)	(4,277)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,551)	(1,413)
Provision for credit losses	4,023	2,700
(Gain) loss realized on sale of AFS securities	(48)	1,489
Net accretion of premiums and discounts on securities	(1,161)	(500)
Originations of loans held for sale	(14,131)	(16,263)
Proceeds from sales of loans held for sale	14,815	16,021
Gain on sales of loans held for sale	(608)	(616)
Changes in:
Accrued interest receivable	(1,957)	(2,936)
Prepaid expenses and other assets	465	(848)
Accounts payable and other liabilities	8,647	8,889
Deferred income taxes	—	420
Accrued interest payable	(2,866)	7,242
Net cash provided by operating activities	54,234	55,047
Cash Flows From Investing Activities:
Net increase in loans	(172,472)	(149,660)
Net change in interest-bearing deposits	248	744
Proceeds from maturities of available for sale securities	49,902	28,032
Proceeds from sales of available for sale securities	72	29,375
Net (purchases) redemptions of Federal Home Loan Bank stock	(444)	2,873
Purchases of Federal Reserve Bank of St. Louis stock	(23)	(6)
Purchases of available-for-sale securities	(79,352)	(70,848)
Purchases of long-term investments and other assets	(362)	(160)
Purchases of premises and equipment	(4,787)	(7,125)
Investments in state & federal tax credits	(1,934)	(6,494)
Proceeds from sale of fixed assets	—	16
Proceeds from sale of foreclosed assets	2,785	992
Net cash used in investing activities	(206,367)	(172,261)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	47,076	(10,304)
Net increase in certificates of deposits	271,265	280,292
Net increase in securities sold under agreements to repurchase	5,602	—
Proceeds from Federal Home Loan Bank advances	260,000	271,000
Repayments of Federal Home Loan Bank advances	(258,040)	(302,539)
Exercise of stock options	—	391
Purchase of treasury stock	—	(187)
Dividends paid on common stock	(7,783)	(7,145)
Net cash provided by financing activities	318,120	231,508
Increase in cash and cash equivalents	165,987	114,294
Cash and cash equivalents at beginning of period	60,904	53,979
Cash and cash equivalents at end of period	$226,891	$168,273
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$625	$1,742
Conversion of loans to repossessed assets	74	191
Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	—	734

Cash paid during the period for:
Interest (net of interest credited)	$5,978	$5,984
Income taxes	4,889	1,882

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2024, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2025, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2024, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods have been reclassified to conform to the March 31, 2025 presentation. These reclassifications did not materially impact the Company’s consolidated financial statements.

Correction of an Immaterial Error in Prior Period Financial Statements:

Certain prior period amounts in the Consolidated Balance Sheets, Consolidated Statements of Income and Note 12: Fair Value Measurements have been corrected as discussed below. No other financial statements or notes were impacted by these corrections.

The Company has corrected its Consolidated Balance Sheet at June 30, 2024, the Consolidated Statement of Income for the three- and nine- month periods ended March 31, 2024, and the Fair Value of Financial Instruments table at June 30, 2024 in Note 12: Fair Value Measurements, within this Quarterly Report on Form 10-Q for an error in classification between deposits and securities sold under agreements to repurchase.

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

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Balance Sheets, Consolidated Statements of Income, and Notes to the Financial Statements are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity, or Consolidated Statement of Cash Flow, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended June 30, 2024 and the three- and nine- month periods ended March 31, 2024 in this Quarterly Report on Form 10-Q.

	Consolidated Balance Sheet
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Liabilities and Stockholders' Equity:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

	Consolidated Statement of Income
	For the three- month period ended March 31, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Interest expense:
Deposits	$28,021	$(128)	$27,893
Securities sold under agreements to repurchase	-	128	128

	Consolidated Statement of Income
	For the nine- month period ended March 31, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Interest expense:
Deposits	$74,032	$(327)	$73,705
Securities sold under agreements to repurchase	-	327	327

	Fair Value of Financial Instruments
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Carrying Amount:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

Significant Other Observable Inputs (Level 2):
Securities sold under agreements to repurchase	-	9,398	9,398

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At March 31, 2025, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions, interest-bearing deposits in other depository institutions, and securities purchased under agreements to resell with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $172.7 million and $7.7 million at March 31, 2025 and June 30, 2024, respectively. Securities purchased under agreements to resell totaled $25.3 million and $0 at March 31, 2025 and June 30, 2024, respectively, and are included in these totals. Other correspondent deposits are held in various commercial banks with a total of $1.8 million and $2.3 million exceeding the FDIC’s deposit insurance limits at March 31, 2025 and June 30, 2024, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the Allowance for Credit Losses (ACL), by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at March 31, 2025, or June 30, 2024.

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

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. The Company generally incorporates a reasonable and supportable forecast period of four quarters, and a four-quarter, straight-line reversion period to return to long-term historical averages. Accrued interest receivable is excluded from the estimate of credit losses.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2024, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at March 31, 2025.

Intangible Assets. The Company’s intangible assets at March 31, 2025 included gross core deposit intangibles of $39.1 million with $20.3 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.4 million, and mortgage and SBA servicing rights of $3.0 million. At June 30, 2024, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $17.8 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.2 million, and mortgage and SBA servicing rights of $3.0 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $857,000 in the remainder of fiscal 2025, $3.1 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, and $8.9 million thereafter. As of March 31, 2025 and June 30, 2024, there was no impairment of other intangible assets indicated.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $106.2 million and $100.9 million as of March 31, 2025 and June 30, 2024, respectively, and investment management assets totaling $520.1 million and $474.7 million as of March 31, 2025 and June 30, 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The ASU is effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect adoption of ASU 2024-03 to have a material impact on its consolidated financial statements, but will impact disclosures.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$27,313	$4	$(1,918)	$—	$25,399
Corporate obligations	33,119	93	(877)	—	32,335
Asset-backed securities	38,240	745	(180)	—	38,805
Other securities	4,416	15	(66)	—	4,365
Total debt securities	103,088	857	(3,041)	—	100,904

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	134,178	1,110	(5,834)	—	129,454
Commercial MBS issued by GSEs	68,170	362	(4,820)	—	63,712
CMOs issued by GSEs	175,395	218	(6,753)	—	168,860
Total MBS and CMOs	377,743	1,690	(17,407)	—	362,026
Total AFS securities	$480,831	$2,547	$(20,448)	$—	$462,930

	June 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,960	$4	$(2,211)	$—	$27,753
Corporate obligations	32,998	60	(1,781)	—	31,277
Asset-backed securities	57,403	1,525	(249)	—	58,679
Other securities	5,387	20	(74)	—	5,333
Total debt securities	125,748	1,609	(4,315)	—	123,042

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	110,918	692	(6,855)	—	104,755
Commercial MBS issued by GSEs	65,195	297	(5,746)	—	59,746
CMOs issued by GSEs	148,382	82	(8,104)	—	140,360
Total MBS and CMOs	324,495	1,071	(20,705)	—	304,861
Total AFS securities	$450,243	$2,680	$(25,020)	$—	$427,903

The amortized cost and estimated fair value of available for sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2025
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$81	$82
After one year but less than five years	28,318	28,060
After five years but less than ten years	44,990	43,057
After ten years	29,699	29,705
Total investment securities	103,088	100,904
MBS and CMOs	377,743	362,026
Total AFS securities	$480,831	$462,930

The carrying value of marketable securities pledged as collateral to secure public deposits amounted to $291.3 million and $265.5 million at March 31, 2025 and June 30, 2024, respectively. The securities pledged consisted of $148.7 million and $137.0 million of MBS, $107.3 million and $103.5 million of CMOs, $31.7 million and $20.8 million of Obligations of State and Political Subdivisions Obligations, and $3.6 million and $4.3 million of Other Securities at March 31, 2025 and June 30, 2024, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at March 31, 2025 and June 30, 2024:

	March 31, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$6,083	$84	$15,689	$1,834	$21,772	$1,918
Corporate obligations	2,918	6	18,939	871	21,857	877
Asset-backed securities	2,577	1	803	179	3,380	180
Other securities	19	—	3,847	66	3,866	66
MBS and CMOs	70,505	562	159,315	16,845	229,820	17,407
Total AFS securities	$82,102	$653	$198,593	$19,795	$280,695	$20,448

	June 30, 2024
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$3,720	$38	$21,762	$2,173	$25,482	$2,211
Corporate obligations	—	—	25,295	1,781	25,295	1,781
Asset-backed securities	—	—	7,234	249	7,234	249
Other securities	4,404	31	287	43	4,691	74
MBS and CMOs	56,820	621	193,382	20,084	250,202	20,705
Total AFS securities	$64,944	$690	$247,960	$24,330	$312,904	$25,020

The following information pertaining to unrealized losses and ACL on securities, by security type, is presented as of March 31, 2025.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 10 individual securities which have been in an unrealized loss position for less than 12 months and 35 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include four securities which have been in an unrealized loss position for less than 12 months and 14 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed securities include one individual security which have been in an unrealized loss position for less than 12 months and three individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 18 individual securities which have been in an unrealized loss position for less than 12 months, and 106 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of March 31, 2025, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three- or nine- month periods ended March 31, 2025 and 2024.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2025	June 30, 2024

1-4 residential real estate	$978,908	$925,397
Non-owner occupied commercial real estate	897,125	899,770
Owner occupied commercial real estate	440,282	427,476
Multi-family real estate	405,445	384,564
Construction and land development	323,499	290,541
Agriculture real estate	247,027	232,520
Total loans secured by real estate	3,292,286	3,160,268

Commercial and industrial	488,116	450,147
Agriculture production	186,058	175,968
Consumer	54,022	59,671
All other loans	3,216	3,981
Gross loans	4,023,698	3,850,035

Deferred loan fees, net	(189)	(232)
Allowance for credit losses	(54,940)	(52,516)
Net loans	$3,968,569	$3,797,287

The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At March 31, 2025, the Bank had purchased participations in 71 loans totaling $202.3 million, as compared to 71 loans totaling $178.5 million at June 30, 2024.

1-4 Residential Real Estate Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. This category includes both fixed-rate and adjustable-rate mortgage (ARM) loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied. Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property. Substantially all of the one- to four-family residential mortgage originations in the Company’s portfolio are located within the Company’s primary lending area. General risks related to one- to four-family residential lending include stability of borrower income and collateral values.

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

Allowance for Credit Losses. The PCL for the three- and nine- month periods ended March 31 2025, was $932,000 and $4.0 million, compared to $900,000 and $2.7 million in the same periods of the prior fiscal year. The PCL for the nine- month period ended March 31, 2025 was the result of a $3.8 million provision attributable to the ACL for loan balances outstanding, combined with a provision of $201,000 attributable to the allowance for off-balance sheet credit exposures, compared to a $4.9 million provision attributable to the ACL for loan balances outstanding, and a $2.2 million benefit attributable to the allowance for off-balance sheet credit exposures for the same period of the prior fiscal year. The Company has estimated its expected credit losses as of March 31, 2025, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as the Federal Reserve has tightened monetary policy to address inflation risks. Qualitative adjustments in the Company’s ACL model were increased compared to June 30, 2024, due to various factors that are relevant to determining expected collectability of credit. The Company decreased the allowance attributable to classified hotel loans that have been slow to recover from the COVID-19 pandemic due to updated collateral appraisals, which provided a more favorable assessment than the Company’s prior period estimates. This was more than offset by a provision for credit loss due to loan net charge offs, specific reserves for individual credits, and to provide reserves for overdrafts. Additionally, PCL was required due to loan growth in the first nine months of fiscal year 2025. As a percentage of average loans outstanding, the Company recorded net charge offs of five basis points (annualized) during the first nine months of fiscal 2025, as compared to five basis points in the same period of the prior fiscal year. Specifically, management considered the following primary qualitative items in its estimate of the ACL:

●  economic conditions and projections as provided by the Federal Open Market Committee (FOMC) were utilized in the Company’s estimate at March 31, 2025. Economic factors considered in the projections included national levels of unemployment using the high bound of the FOMC’s central tendency, and national rates of inflation-adjusted growth in the gross domestic product using the low bound of the FOMC’s central tendency. Economic conditions have modestly declined, relative to June 30, 2024;

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

The following tables present the balance in the ACL based on portfolio segment as of March 31, 2025 and 2024, and activity in the ACL for the three- and nine- month periods ended March 31, 2025 and 2024:

	At period end and for the nine months ended March 31, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$10,528	$817	$(60)	$46	$11,331
Non-owner occupied commercial real estate	19,055	(1,483)	—	—	17,572
Owner occupied commercial real estate	4,815	387	(122)	—	5,080
Multi-family real estate	5,447	(254)	—	47	5,240
Construction and land development	2,901	487	(1)	—	3,387
Agriculture real estate	2,107	347	—	—	2,454
Commercial and industrial	6,233	1,443	(153)	49	7,572
Agriculture production	835	1,330	(976)	2	1,191
Consumer	578	748	(246)	16	1,096
All other loans	17	—	—	—	17
Total	$52,516	$3,822	$(1,558)	$160	$54,940

	At period end and for the three months ended March 31, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$12,664	$(1,323)	$(10)	$—	$11,331
Non-owner occupied commercial real estate	13,660	3,912	—	—	17,572
Owner occupied commercial real estate	5,707	(627)	—	—	5,080
Multi-family real estate	5,725	(485)	—	—	5,240
Construction and land development	4,717	(1,330)	—	—	3,387
Agriculture real estate	2,517	(63)	—	—	2,454
Commercial and industrial	8,063	(415)	(88)	12	7,572
Agriculture production	1,060	1,105	(976)	2	1,191
Consumer	603	533	(45)	5	1,096
All other loans	24	(7)	—	—	17
Total	$54,740	$1,300	$(1,119)	$19	$54,940

	At period end and for the nine months ended March 31, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$9,474	$(13)	$(42)	$33	$9,452
Non-owner occupied commercial real estate	13,863	5,389	(496)	—	18,756
Owner occupied commercial real estate	5,168	(717)	—	—	4,451
Multi-family real estate	6,806	(84)	(97)	—	6,625
Construction and land development	3,414	71	(289)	18	3,214
Agriculture real estate	2,567	(410)	—	—	2,157
Commercial and industrial	5,235	549	(249)	8	5,543
Agriculture production	782	(90)	—	—	692
Consumer	490	162	(257)	37	432
All other loans	21	(7)	—	—	14
Total	$47,820	$4,850	$(1,430)	$96	$51,336

	At period end and for the three months ended March 31, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 residential real estate	$9,574	$(121)	$(1)	$—	$9,452
Non-owner occupied commercial real estate	16,599	2,157	—	—	18,756
Owner occupied commercial real estate	4,814	(363)	—	—	4,451
Multi-family real estate	6,188	437	—	—	6,625
Construction and land development	3,639	(425)	—	—	3,214
Agriculture real estate	2,379	(222)	—	—	2,157
Commercial and industrial	5,850	(245)	(65)	3	5,543
Agriculture production	570	122	—	—	692
Consumer	454	21	(48)	5	432
All other loans	17	(3)	—	—	14
Total	$50,084	$1,358	$(114)	$8	$51,336

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of March 31, 2025 and 2024, and activity in the allowance for the three- and nine- month periods ended March 31, 2025 and 2024:

	At period end and for the nine months ended March 31, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$140	$56	$196
Non-owner occupied commercial real estate	153	15	168
Owner occupied commercial real estate	136	38	174
Multi-family real estate	31	31	62
Construction and land development	1,912	(508)	1,404
Agriculture real estate	60	(30)	30
Commercial and industrial	782	444	1,226
Agriculture production	37	160	197
Consumer	12	(6)	6
All other loans	—	1	1
Total	$3,263	$201	$3,464

	At period end and for the three months ended March 31, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$229	$(33)	$196
Non-owner occupied commercial real estate	185	(17)	168
Owner occupied commercial real estate	169	5	174
Multi-family real estate	65	(3)	62
Construction and land development	1,965	(561)	1,404
Agriculture real estate	54	(24)	30
Commercial and industrial	1,032	194	1,226
Agriculture production	127	70	197
Consumer	6	—	6
All other loans	—	1	1
Total	$3,832	$(368)	$3,464

	At period end and for the nine months ended March 31, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$126	$17	$143
Non-owner occupied commercial real estate	154	36	190
Owner occupied commercial real estate	182	(18)	164
Multi-family real estate	16	18	34
Construction and land development	4,897	(2,242)	2,655
Agriculture real estate	50	(13)	37
Commercial and industrial	730	19	749
Agriculture production	107	45	152
Consumer	16	(2)	14
All other loans	10	(10)	—
Total	$6,288	$(2,150)	$4,138

	At period end and for the three months ended March 31, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 residential real estate	$136	$7	$143
Non-owner occupied commercial real estate	151	39	190
Owner occupied commercial real estate	175	(11)	164
Multi-family real estate	9	25	34
Construction and land development	3,179	(524)	2,655
Agriculture real estate	47	(10)	37
Commercial and industrial	728	21	749
Agriculture production	157	(5)	152
Consumer	14	—	14
All other loans	—	—	—
Total	$4,596	$(458)	$4,138

The following tables present year-to-date gross charge-offs by loan class and year of origination for the nine-month periods ended March 31, 2025 and 2024:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
March 31, 2025
1-4 residential real estate	$—	$—	$—	$—	$—	$60	$—	$60
Owner occupied commercial real estate	—	—	122	—	—	—	—	122
Construction and land development	—	—	—	—	1	—	—	1
Commercial and industrial	—	22	103	—	17	11	—	153
Agriculture production	—	976	—	—	—	—	—	976
Consumer	3	113	70	38	5	17	—	246
Total gross charge-offs	$3	$1,111	$295	$38	$23	$88	$—	$1,558

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
March 31, 2024
1-4 residential real estate	$—	$—	$6	$—	$—	$36	$—	$42
Non-owner occupied commercial real estate	—	496	—	—	—	—	—	496
Multi-family real estate	—	—	—	97	—	—	—	97
Construction and land development	—	100	78	111	—	—	—	289
Commercial and industrial	—	59	180	10	—	—	—	249
Consumer	7	123	91	29	—	7	—	257
Total gross charge-offs	$7	$778	$355	$247	$—	$43	$—	$1,430

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

The following table presents the credit risk profile of the Company’s loan portfolio (excluding deferred loan fees) based on rating category and fiscal year of origination as of March 31, 2025. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
1-4 residential real estate
Pass	$156,011	$123,132	$138,972	$174,568	$130,069	$138,729	$111,323	$972,804
Watch	84	613	473	347	197	256	—	1,970
Special Mention	—	—	—	—	—	—	—	—
Substandard	946	992	238	861	33	951	113	4,134
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 residential real estate	$157,041	$124,737	$139,683	$175,776	$130,299	$139,936	$111,436	$978,908

Non-owner occupied commercial real estate
Pass	$80,150	$94,810	$227,220	$279,507	$81,774	$72,997	$8,587	$845,045
Watch	—	1,833	15,299	203	—	—	—	17,335
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,449	—	42	30,254	—	—	—	34,745
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$84,599	$96,643	$242,561	$309,964	$81,774	$72,997	$8,587	$897,125

Owner occupied commercial real estate
Pass	$52,843	$57,359	$91,568	$82,333	$76,919	$50,479	$20,509	$432,010
Watch	634	2,176	1,667	87	145	74	—	4,783
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,000	52	—	1,762	75	436	164	3,489
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$54,477	$59,587	$93,235	$84,182	$77,139	$50,989	$20,673	$440,282

Multi-family real estate
Pass	$60,554	$19,320	$180,393	$72,546	$57,025	$14,284	$1,323	$405,445
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$60,554	$19,320	$180,393	$72,546	$57,025	$14,284	$1,323	$405,445

Construction and land development
Pass	$138,904	$53,742	$109,496	$8,083	$2,136	$2,298	$2,088	$316,747
Watch	5,743	—	—	—	—	66	—	5,809
Special Mention	—	—	—	—	—	—	—	—
Substandard	885	—	58	—	—	—	—	943
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$145,532	$53,742	$109,554	$8,083	$2,136	$2,364	$2,088	$323,499

Agriculture real estate
Pass	$42,298	$29,394	$40,273	$48,733	$44,196	$14,546	$22,356	$241,796
Watch	296	248	459	1,066	—	259	—	2,328
Special Mention	—	—	—	—	—	—	—	—
Substandard	35	2,312	281	—	275	—	—	2,903
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$42,629	$31,954	$41,013	$49,799	$44,471	$14,805	$22,356	$247,027

Commercial and industrial
Pass	$159,560	$45,123	$39,193	$34,533	$18,562	$7,288	$163,523	$467,782
Watch	4,087	5,080	2,542	414	278	14	5,621	18,036
Special Mention	—	—	—	—	—	—	—	—
Substandard	591	5	183	940	50	307	222	2,298
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$164,238	$50,208	$41,918	$35,887	$18,890	$7,609	$169,366	$488,116

Agriculture production
Pass	$28,680	$21,510	$6,832	$3,109	$4,890	$1,818	$117,063	$183,902
Watch	859	831	—	19	—	—	207	1,916
Special Mention	—	—	—	—	—	—	—	—
Substandard	41	81	82	7	17	12	—	240
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$29,580	$22,422	$6,914	$3,135	$4,907	$1,830	$117,270	$186,058

Consumer
Pass	$22,717	$14,061	$10,284	$3,872	$1,153	$200	$1,685	$53,972
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	23	3	4	17	3	—	—	50
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$22,740	$14,064	$10,288	$3,889	$1,156	$200	$1,685	$54,022

All other loans
Pass	$368	$903	$264	$82	$159	$1,440	$—	$3,216
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$368	$903	$264	$82	$159	$1,440	$—	$3,216

Total Loans
Pass	$742,085	$459,354	$844,495	$707,366	$416,883	$304,079	$448,457	$3,922,719
Watch	11,703	10,781	20,440	2,136	620	669	5,828	52,177
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,970	3,445	888	33,841	453	1,706	499	48,802
Doubtful	—	—	—	—	—	—	—	—
Total	$761,758	$473,580	$865,823	$743,343	$417,956	$306,454	$454,784	$4,023,698

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis (excluding deferred loan fees) as of March 31, 2025 and June 30, 2024. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2025
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 residential real estate	$3,340	$810	$2,849	$6,999	$971,909	$978,908	$—
Non-owner occupied commercial real estate	—	5,071	64	5,135	891,990	897,125	—
Owner occupied commercial real estate	1,043	392	1,180	2,615	437,667	440,282	—
Multi-family real estate	—	—	—	—	405,445	405,445	—
Construction and land development	355	—	—	355	323,144	323,499	—
Agriculture real estate	377	162	2,593	3,132	243,895	247,027	—
Commercial and industrial	986	1,864	2,442	5,292	482,824	488,116	—
Agriculture production	20	87	188	295	185,763	186,058	—
Consumer	490	94	37	621	53,401	54,022	—
All other loans	—	—	—	—	3,216	3,216	—
Total loans	$6,611	$8,480	$9,353	$24,444	$3,999,254	$4,023,698	$—

	June 30, 2024
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 residential real estate	$890	$2,087	$664	$3,641	$921,756	$925,397	$—
Non-owner occupied commercial real estate	107	—	—	107	899,663	899,770	—
Owner occupied commercial real estate	305	—	1,060	1,365	426,111	427,476	—
Multi-family real estate	—	—	—	—	384,564	384,564	—
Construction and land development	251	377	—	628	289,913	290,541	—
Agriculture real estate	573	—	35	608	231,912	232,520	—
Commercial and industrial	641	83	1,335	2,059	448,088	450,147	—
Agriculture production	50	—	344	394	175,574	175,968	—
Consumer	311	74	14	399	59,272	59,671	—
All other loans	—	—	—	—	3,981	3,981	—
Total loans	$3,128	$2,621	$3,452	$9,201	$3,840,834	$3,850,035	$—

At March 31, 2025, there were two PCD loans totaling $520,000 greater than 90 days past due, compared to one PCD loan totaling $560,000 that was greater than 90 days past due at June 30, 2024.

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

At March 31, 2025, past due loans totaled $24.4 million or 0.61% of total loans, compared to $9.2 million or 0.24% of total loans at June 30, 2024. The $15.2 million increase compared to June 30, 2024, was primarily attributable to loans totaling $10.0 million, primarily collateralized by two specific-purpose non-owner occupied CRE properties in different states with guarantors in common and originally leased to a single tenant who has since become insolvent. These loans are on nonaccrual status at March 31, 2025. The remaining loans delinquent are a mixture of loans collateralized by Ag real estate, CRE, C&I, and 1-4 family residences.

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at March 31, 2025, and June 30, 2024:

						Allowance on
(dollars in thousands)	Commercial	Residential	Construction and			Collateral
March 31, 2025	Real Estate	Real Estate	Land Development	Other	Total	Dependent Loans

1-4 residential real estate	$—	$777	$—	$—	$777	$96
Non-owner occupied commercial real estate	32,619	—	—	—	32,619	8,805
Owner occupied commercial real estate	542	754	—	—	1,296	267
Construction and land development	—	—	861	—	861	161
Commercial and industrial	494	—	—	1,674	2,168	977
Total loans	$33,655	$1,531	$861	$1,674	$37,721	$10,306

						Allowance on
(dollars in thousands)	Commercial	Residential	Construction and			Collateral
June 30, 2024	Real Estate	Real Estate	Land Development	Other	Total	Dependent Loans

1-4 residential real estate	$—	$797	$—	$—	$797	$116
Non-owner occupied commercial real estate	23,457	—	—	—	23,457	10,175
Commercial and industrial	—	—	—	2,705	2,705	635
Total loans	$23,457	$797	$—	$2,705	$26,959	$10,926

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at March 31, 2025, and June 30, 2024. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	March 31, 2025	June 30, 2024
1-4 residential real estate	$3,258	$1,391
Non-owner occupied commercial real estate	9,584	—
Owner occupied commercial real estate	2,245	1,102
Construction and land development	148	108
Agriculture real estate	2,837	1,896
Commercial and industrial	3,596	1,703
Agriculture production	262	461
Consumer	40	19
Total loans	$21,970	$6,680

At March 31, 2025, there were no nonaccrual loans individually evaluated for which no ACL was recorded. Interest income recognized on nonaccrual loans in the three- and nine- month periods ended March 31, 2025 and 2024, was immaterial.

Modifications to Borrowers Experiencing Financial Difficulty. During the three- and nine- month periods ended March 31, 2025, there were four loan modifications, totaling $22.3 million, made for borrowers experiencing financial difficulty. During the three- and nine- month periods ended March 31, 2024, two loan modifications, totaling $859,000, were made to commercial loans for borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at March 31, 2025 and March 31, 2024 are shown in the following tables segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

March 31, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	22,270	—	—	2.48%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	—	—	—	—%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$22,270	$—	$—	0.55%

All four loan modifications made during fiscal 2025 changed principal and interest payments to interest only payments and are considered other than insignificant payment delays. None of the modified loans were past due at March 31, 2025.

March 31, 2024
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	—	—	—	—%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	859	—	—	0.19%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$859	$—	$—	0.02%

Both loan modifications made during fiscal 2024 were more than 90 days past due, and were classified as substandard, at March 31, 2024. Both of these loans defaulted in fiscal 2024. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2025 and June 30, 2024, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $74,000, respectively. In addition, as of March 31, 2025, and June 30, 2024, the Company had residential mortgage loans and home equity loans with a carrying value of $1.6 million and $193,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2025	June 30, 2024
Land	$15,389	$15,376
Buildings and improvements	85,959	84,474
Construction in progress	2,105	829
Furniture, fixtures, equipment and software	29,119	27,850
Automobiles	118	112
Operating leases ROU asset	6,855	6,669
	139,545	135,310
Less accumulated depreciation	43,558	39,358
	$95,987	$95,952

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize ROU asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At March 31, 2025, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

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

	March 31, 2025	June 30, 2024
Consolidated Balance Sheet
Operating leases ROU asset	$6,855	$6,669
Operating leases liability	$6,855	$6,669

	For the three- month		For the nine- month
	periods ended		periods ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$291	$294	$886	$880
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174	$208	$586	$623
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$—	$2,445

At March 31, 2025, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2025	$269
2026	720
2027	714
2028	729
2029	748
Thereafter	8,298
Future lease payments expected	11,478
Less: present value discount	(4,623)
Total lease liability	$6,855

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine- month periods ended March 31, 2025, income recognized from these lessor agreements was $116,000 and $340,000, respectively. For the three- and nine- month periods ended March 31, 2024, income recognized from these lessor agreements was $79,000 and $212,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2025	June 30, 2024
Non-interest bearing accounts	$513,418	$514,107
NOW accounts	1,167,296	1,239,663
Money market deposit accounts	347,823	336,799
Savings accounts	626,175	517,084
Certificates	1,606,670	1,335,406
Total Deposit Accounts	$4,261,382	$3,943,059

Brokered certificates totaled $233.6 million at March 31, 2025, compared to $171.8 million at June 30, 2024.

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $15.0 million at March 31, 2025, an increase of $5.6 million from $9.4 million at June 30, 2024. The following table sets forth the outstanding amounts and interest rates as of March 31, 2025 and June 30, 2024:

	March 31,	June 30,
(dollars in thousands)	2025	2024
Period-end balance	$15,000	$9,398
Average balance during the period	14,107	9,398
Maximum month-end balance during the period	15,000	9,398
Average interest during the period	5.43%	5.39%
Period-end interest rate	5.11%	5.39%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	March 31,	June 30,
(dollars in thousands)	2025	2024
Mortgage-backed securities (MBS)	$15,538	$9,981

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three- month periods ended		Nine- month periods ended
	March 31,		March 31,
(dollars in thousands except per share data)	2025	2024	2025	2024

Net income	$15,683	$11,307	$42,792	$36,652
Less: distributed earnings allocated to participating securities	(12)	(12)	(35)	(37)
Less: undistributed earnings allocated to participating securities	(59)	(46)	(158)	(151)
Net income available to common shareholders	$15,612	$11,249	$42,599	$36,464

Denominator for basic earnings per share
Weighted-average shares outstanding	11,237,641	11,301,577	11,229,733	11,298,174
Effect of dilutive securities stock options or awards	24,642	10,971	24,282	9,260
Denominator for diluted earnings per share	11,262,283	11,312,548	11,254,015	11,307,434

Basic earnings per share available to common stockholders	$1.39	$1.00	$3.79	$3.23
Diluted earnings per share available to common stockholders	$1.39	$0.99	$3.79	$3.22

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 56,000 and 63,500 were excluded from the computation of diluted earnings per share for the three- and nine- month periods ended March 31, 2025, respectively, while outstanding options and shares of restricted stock totaling 75,000 and 79,830 were excluded from the computation of diluted earnings per share for the three- and nine- month periods ended March 31, 2024, respectively.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Income taxes
Current	$4,139	$2,417	$12,065	$9,077
Deferred	—	420	—	420
Total income tax provision	$4,139	$2,837	$12,065	$9,497

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	March 31, 2025	June 30, 2024
Deferred tax assets:
Provision for losses on loans	$12,821	$12,159
Accrued compensation and benefits	1,137	1,063
NOL carry forwards acquired	26	30
Low income housing tax credit carry forward	99	396
Unrealized loss on other real estate	140	949
Unrealized loss on available for sale securities	3,938	4,915
Other	53	—
Total deferred tax assets	18,214	19,512

Deferred tax liabilities:
Purchase accounting adjustments	2,668	2,452
Depreciation	4,637	4,519
FHLB stock dividends	120	120
Prepaid expenses	579	705
Other	—	529
Total deferred tax liabilities	8,004	8,325
Net deferred tax asset	$10,210	$11,187

As of March 31, 2025, the Company had approximately $117,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Tax at statutory rate	$4,163	$2,970	$11,520	$9,692
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(74)	(124)	(256)	(349)
State tax, net of Federal benefit	196	61	480	356
Cash surrender value of Bank-owned life insurance	(108)	(101)	(326)	(297)
Tax credit benefits	(2)	(3)	(29)	(10)
Other, net	(36)	34	676	105
Actual provision	$4,139	$2,837	$12,065	$9,497

For the three- and nine- month periods ended March 31, 2025 and 2024, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2024. For fiscal 2025, the Bank has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine- month periods ended March 31, 2025, retirement plan expenses recognized for the Plan totaled approximately $521,000 and $1.9 million, as compared to $683,000 and $2.1 million for the same periods of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At March 31, 2025, the Debentures carried an interest rate of 7.31%. The balance of the Debentures outstanding was $7.2 million at both March 31, 2025 and June 30, 2024. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At March 31, 2025, the current rate was 7.01%. The carrying value of the debt securities was approximately $2.8 million at both March 31, 2025 and June 30, 2024.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At March 31, 2025, the current rate was 6.36%. The carrying value of the debt securities was approximately $5.6 million at both March 31, 2025 and June 30, 2024.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $470,000 and $467,000 at March 31, 2025 and June 30, 2024, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.6 million at both March 31, 2025 and June 30, 2024.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and June 30, 2024:

	Fair Value Measurements at March 31, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$25,399	$—	$25,399	$—
Corporate obligations	32,335	—	32,335	—
Asset backed securities	38,805	—	38,805	—
Other securities	4,365	—	4,365	—
MBS and CMOs	362,026	—	362,026	—
Mortgage servicing rights	2,388	—	—	2,388
Derivative financial instruments	605	—	605	—
Liabilities:
Derivative financial instruments	578	—	578	—

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$27,753	$—	$27,753	$—
Corporate obligations	31,277	—	31,277	—
Asset backed securities	58,679	—	58,679	—
Other securities	5,333	—	5,333	—
MBS and CMOs	304,861	—	304,861	—
Mortgage servicing rights	2,448			2,448
Derivative financial instruments	20	—	20	—
Liabilities:
Derivative financial instruments	15	—	15	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine- month period ended March 31, 2025.

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

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps on loans accounted for as fair value hedges. The fair value of interest rate swaps was determined by discounting the expected cash flows of the interest rate swaps. This valuation reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and, as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy. There were no transfers between levels of the fair value hierarchy during the period ended March 31, 2025. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2025 and June 30, 2024:

	Fair Value Measurements at March 31, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$625	$—	$—	$625
Collateral dependent loans	25,288	—	—	25,288

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$759	$—	$—	$759
Collateral dependent loans	12,994	—	—	12,994

The following table presents losses recognized on assets measured on a non-recurring basis for the nine -month periods ended March 31, 2025 and 2024:

	For the nine months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Foreclosed and repossessed assets held for sale	$80	$687
Total losses on assets measured on a non-recurring basis	$80	$687

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2025 and June 30, 2024.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	March 31, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$625	Third party appraisal	Marketability discount	31.3 - 31.3%	31.3%
Collateral dependent loans	25,288	Collateral value	Marketability discount	12.4 - 60.2%	28.0%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$759	Third party appraisal	Marketability discount	17.9 - 44.9%	20.3%
Collateral dependent loans	12,994	Collateral value	Marketability discount	14.5 - 52.3%	43.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2025 and June 30, 2024.

	March 31, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$226,891	$226,891	$—	$—
Interest-bearing time deposits	245	—	245	—
Stock in FHLB	9,157	—	9,157	—
Stock in Federal Reserve Bank of St. Louis	9,112	—	9,112	—
Loans receivable, net	3,968,569	—	—	3,879,402
Accrued interest receivable	25,783	—	25,783	—
Mortgage servicing assets	2,388			2,388
Derivative financial instruments	605	—	605	—
Financial liabilities
Deposits	4,261,382	2,654,297	—	1,608,034
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	104,072	—	104,097	—
Accrued interest payable	9,983	—	9,983	—
Subordinated debt	23,195	—	—	21,805
Derivative financial instruments	578	—	578	—

	June 30, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$60,904	$60,904	$—	$—
Interest-bearing time deposits	491	—	491	—
Stock in FHLB	8,713	—	8,713	—
Stock in Federal Reserve Bank of St. Louis	9,089	—	9,089	—
Loans receivable, net	3,797,287	—	—	3,639,657
Accrued interest receivable	23,826	—	23,826	—
Mortgage servicing assets	2,448	—	—	2,448
Derivative financial instruments	20	—	20	—
Financial liabilities
Deposits	3,943,059	2,607,653	—	1,338,215
Securities sold under agreements to repurchase	9,398	—	9,398	—
Advances from FHLB	102,050	—	100,468	—
Accrued interest payable	12,868	—	12,868	—
Subordinated debt	23,156	—	—	20,576
Derivative financial instruments	15	—	15	—

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

The Company executed one interest rate swap, with an original notional amount of $10.0 million, during the first quarter of fiscal 2025, and executed two interest rate swaps, with original notional amounts of $20.0 million each, during the fourth quarter of fiscal 2024, for a total of $50.0 million, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three- and nine- month periods ended March 31, 2025, totaled $51,000 and $312,000, and none in each of the same periods of the prior year.

The notional amounts and estimated fair values of the Company’s interest rate swaps at March 31, 2025 and June 30, 2024 are presented in the tables below:

	March 31, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$50,000	$605	$578

	June 30, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$40,000	$20	$15

The carrying amount of the hedged assets, included in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at March 31, 2025 and June 30, 2024 are presented in the tables below:

March 31, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$495,428	$27

June 30, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$553,307	$5

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2025, the Bank operated from its headquarters, 62 full-service branch offices, two limited-service branch offices, and two loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 59 of its other branch offices. The remaining seven branches and offices are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2025, and results of operations for the three-and nine- month periods ended March 31, 2025 and 2024.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected and goodwill impairment charges might be incurred;

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

●	fluctuations in interest rates and inflation, including the effects of a potential recession whether caused by Federal Reserve actions or otherwise or slowed economic growth caused by changes in oil prices or supply chain disruptions;

●	the impact of monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

●	potential imposition of new or increased tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;

●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;

●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
●	our ability to access cost-effective funding and maintain sufficient liquidity;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	demand for loans and deposits;
●	the impact of a federal government shutdown;
●	legislative or regulatory changes that adversely affect our business;
●	the effects of climate change, severe weather events, other natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require an increase in our reserve for credit losses on loans or a write-down of assets;
●	the impact of technological changes and an inability to keep pace with the rate of technological advances;
●	cyber threats, such as phishing, ransomware, and insider attacks, can lead to financial loss, reputational damage, and regulatory penalties if sensitive customer data and critical infrastructure are not adequately protected; and
●	our success at managing the risks involved in the foregoing.

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

During the first nine months of fiscal 2025, total assets increased by $372.2 million. The increase was primarily attributable to an increase in net loans receivable, cash equivalents, and available for sale (AFS) securities. Loans, net of the ACL, increased $171.3 million; cash equivalents increased by $166.0 million; and AFS securities increased $35.0 million. Liabilities increased $332.1 million, primarily attributable to an increase in deposits of $318.3 million. Equity increased $40.0 million, attributable primarily to earnings retained after cash dividends paid, in combination with a $3.5 million reduction in accumulated other comprehensive losses (AOCL) due to the market value of the Company’s investments appreciating as a result of the decrease in market interest rates. For more information, see “Comparison of Financial Condition at March 31, 2025 and June 30, 2024.”

Net income for the first nine months of fiscal 2025 was $42.8 million, an increase of $6.1 million, or 16.8% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was attributable to increases in net interest income and noninterest income, which were partially offset by increases in noninterest expense, provision for income taxes, and provision for credit losses (PCL). Diluted net income was $3.79 per common share for the first nine months of fiscal 2025, as compared to $3.22 per common share for the same period of the prior fiscal year. For the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year, net interest income increased $9.9 million or 9.5%; noninterest income increased $3.6 million or 21.2%, noninterest expense increased $3.5 million, or 4.8%; provision for income taxes increased $2.6 million or 27.0%; and PCL increased $1.3 million or 49.0%. During the first nine months of fiscal 2024, the Bank sold bonds with a book value of $30.8 million, realizing a loss of $1.5 million, which was recognized in noninterest income. These proceeds were reinvested into higher yielding fixed rate securities. Recognition of this loss reduced after-tax net income by $1.2 million for the same period in the prior fiscal year. For more information see “Results of Operations – Comparison of the three- month periods ended March 31, 2025 and 2024”.

Interest rates during the first nine months of fiscal 2025 remained volatile and moved lower at the shorter end and mid-point of the curve due to Federal Open Market Committee (FOMC) federal funds rate cuts totaling 100 basis points during the fiscal year. Market expectations are for further reductions in the federal funds rate over the next year, while there are concerns that economic conditions could keep inflation somewhat elevated and above the FOMC target range due to recent tariff announcements. Yields at the mid-point of the curve decreased at the end of the period, but as stated previously, have been volatile and above year end 2024 levels through most of the fiscal year. The yield curve uninverted, with a 30 basis point positive slope between the two-year and ten-year treasury rates. At March 31, 2025, as compared to June 30, 2024, the yield on two-year treasuries decreased from 4.72% to 3.86%; the yield on five-year treasuries decreased from 4.33% to 3.91%; the yield on ten-year treasuries decreased from 4.34% to 4.16%; and the yield on 30-year treasuries increased from 4.50% to 4.52%.

As compared to the first nine months of the prior fiscal year, our average yield on earning assets increased by 33 basis points, primarily attributable to increased yields on loans receivable, as loans renewed and new loans were originated at higher market rates. Our cost of interest-bearing liabilities increased by 26 basis points, as certificates of deposit and savings balances increased to higher market rates. Special deposit rates and some brokered CD funding was utilized to increase balance sheet liquidity in the first nine months of fiscal 2025 to support loan growth and AFS security purchases. Due to average earning assets repricing higher than interest-bearing liabilities, the net interest spread increased seven basis points to 2.80% and the net interest margin increased by nine basis points to 3.37% during the first nine-months of fiscal 2025, as compared to the same period in fiscal 2024. The increase in the net interest margin was due primarily to the increase in net interest spread and a greater composition of higher yielding assets, primarily loans, and a lower balance of lower yielding cash and cash equivalents, compared to the prior fiscal year period. In addition, net interest income benefitted from a 6.3% increase in average earnings assets, compared to the prior fiscal year period. The 100 basis points of federal funds rate cuts, from September 2024 to December 2024, a higher percentage of variable rate deposits compared to the prior fiscal year, and relatively stable price competition for deposits have eased the pressure on interest expense, while loans repriced to higher market rates, and allowed the net interest spread and net interest margin to expand in the fiscal 2025 period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expense. Noninterest income generally consists of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expense consists primarily of compensation and employee benefits, occupancy-related expenses, data processing expense, telecommunications expense, deposit insurance assessments, legal and professional fees, advertising, postage and office expenses, amortization of intangible assets, and other general operating expenses.

The Company’s noninterest income for the nine-month period ended March 31, 2025, was $20.7 million, an increase of $3.6 million, or 21.2%, as compared to the same period of the prior fiscal year. In the current period, the increase was primarily attributable to the absence of a net realized loss on sale of AFS securities and increases in other loan fees, deposit account charges and related fees, bank card interchange income, wealth management fees, and earnings on bank owned life insurance. These increases were partially offset by lower loan late charges, other noninterest income, and lower loan servicing fees. Other noninterest income decreased primarily due to modest losses on the disposal of fixed assets, which were comprised of various equipment.

Noninterest expense for the nine-month period ended March 31, 2025, was $76.1 million, an increase of $3.5 million, or 4.8%, as compared to the same period of the prior fiscal year. In the current period, this increase in noninterest expense was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy and equipment, and advertising expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional expenses increased primarily due to a one-time $840,000 expense associated with a performance improvement project that started during the first quarter of fiscal 2025. This expense was fully realized in the September quarter, with travel related reimbursables recognized in the second and third quarters of fiscal 2025. Occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. In addition, higher maintenance costs and service agreements were experienced. Increased advertising activity grew marketing expenses compared to the prior period.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

The Company experienced balance sheet growth in the first nine months of fiscal 2025, with total assets of $5.0 billion at March 31, 2025, reflecting an increase of $372.2 million, or 8.1%, as compared to June 30, 2024. Growth primarily reflected an increase in net loans receivable, cash equivalents, and available for sale (AFS) securities.

Cash equivalents and time deposits were a combined $227.1 million at March 31, 2025, an increase of $165.7 million, or 270.0%, as compared to June 30, 2024. The increase was primarily the result of strong deposit generation, reflecting seasonal trends, that outpaced loan growth during the period. AFS securities were $462.9 million at March 31, 2025, up $35.0 million, or 8.2%, as compared to June 30, 2024.

Loans, net of the allowance for credit losses (ACL), were $4.0 billion at March 31, 2025, an increase of $171.3 million, or 4.5%, as compared to June 30, 2024. Gross loans increased by $173.7 million, while the ACL attributable to outstanding loan balances increased $2.4 million, or 4.6%, as compared to June 30, 2024. The increase in loan balances was attributable to growth in 1-4 family residential, commercial and industrial, construction and land development, multi-family real estate, agriculture real estate, owner occupied commercial real estate, and agricultural production loan balances. This was somewhat offset by a decrease in consumer loans, loans secured by non-owner occupied commercial real estate, and other loan balances.

Loans anticipated to fund in the next 90 days totaled $163.3 million at March 31, 2025, as compared to $157.1 million at June 30, 2024, and $117.2 million at March 31, 2024.

The Bank’s concentration in non-owner occupied commercial real estate loans is estimated at 304.0% of Tier 1 capital and ACL on March 31, 2025, as compared to 317.5% as of June 30, 2024, with these loans representing 40.4% of total loans at March 31, 2025. Multi-family residential real estate, hospitality (hotels/restaurants), care facilities, retail stand-alone, and strip centers are the most common collateral types within the non-owner occupied commercial real estate loan portfolio. The multi-family residential real estate loan portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or that have exited the program. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers, which can be defined as non-mall shopping centers with a variety of tenants. Non-owner-occupied office property types included 31 loans totaling $23.9 million, or 0.59% of gross loans at March 31, 2025, none of which were adversely classified, and are generally comprised of smaller spaces with diverse tenants. The Company continues to monitor its commercial real estate concentration and the individual segments closely.

Deposits were $4.3 billion at March 31, 2025, an increase of $318.3 million, or 8.1%, as compared to June 30, 2024. The deposit portfolio saw year-to-date increases in certificates of deposit and savings accounts, as customers remained willing to move balances into high yield savings accounts and special rate time deposits in the higher rate environment. Public unit balances totaled $575.8 million at March 31, 2025, a decrease of $18.8 million compared to June 30, 2024, and increased $9.8 million from December 31, 2024, reflecting seasonal trends. Brokered deposits totaled $235.6 million at March 31, 2025, an increase of $61.8 million as compared to June 30, 2024, but a decrease of $18.5 million compared to December 31, 2024. The average loan-to-deposit ratio for the third quarter of fiscal 2025 was 94.2%, as compared to 96.3% for the quarter ended June 30, 2024, and 92.7% for the same period of the prior fiscal year.

FHLB advances were $104.1 million at March 31, 2025, an increase of $2.0 million, or 2.0%, as compared to June 30, 2024.

The Company’s stockholders’ equity was $528.8 million at March 31, 2025, an increase of $40.0 million, or 8.2%, as compared to June 30, 2024. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $3.5 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. The AOCL totaled $14.0 million at March 31, 2025, compared $17.5 million at June 30, 2024. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine- Month Periods Ended

March 31, 2025 and 2024

The tables below present certain information regarding our financial condition and net interest income for the three- and nine- month periods ended March 31, 2025 and 2024. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2025			March 31, 2024
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,208,205	$47,993	5.98	$3,033,034	$42,957	5.67
Other loans (1)	795,347	14,663	7.37	693,597	12,995	7.49
Total net loans	4,003,552	62,656	6.26	3,726,631	55,952	6.01
Mortgage-backed securities	381,942	4,316	4.52	308,236	3,757	4.88
Investment securities (2)	126,700	1,368	4.32	164,668	1,729	4.20
Other interest-earning assets	143,206	1,585	4.43	182,427	2,587	5.67
TOTAL INTEREST- EARNING ASSETS (1)	4,655,400	69,925	6.01	4,381,962	64,025	5.84
Other noninterest-earning assets (3)	290,739	—		291,591	—
TOTAL ASSETS	$4,946,139	$69,925		$4,673,553	$64,025

Interest-bearing liabilities:
Savings accounts	$601,474	$3,788	2.52	$415,814	$2,506	2.41
NOW accounts	1,197,781	5,649	1.89	1,323,565	7,254	2.19
Money market accounts	342,410	2,298	2.68	387,857	3,109	3.21
Certificates of deposit	1,596,184	17,060	4.28	1,360,868	15,024	4.42
TOTAL INTEREST- BEARING DEPOSITS	3,737,849	28,795	3.08	3,488,104	27,893	3.20
Borrowings:
Securities sold under agreements to repurchase	15,000	189	5.04	9,398	128	5.39
FHLB advances	106,187	1,076	4.05	111,830	1,060	3.79
Junior subordinated debt	23,189	386	6.65	23,137	435	7.51
TOTAL INTEREST- BEARING LIABILITIES	3,882,225	30,446	3.14	3,632,469	29,516	3.25
Noninterest-bearing demand deposits	513,157	—		532,075	—
Other liabilities	31,282	—		33,902	—
TOTAL LIABILITIES	4,426,664	30,446		4,198,446	29,516
Stockholders’ equity	519,475	—		475,107	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,946,139	$30,446		$4,673,553	$29,516

Net interest income		$39,479			$34,509
Interest rate spread (4)			2.87%			2.59%
Net interest margin (5)			3.39%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities	119.92%			120.63%

(1)	Calculated net of deferred loan fees, loan discounts and unfunded commitments on construction loans. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $96.2 million and $74.8 million, respectively, for the three-month period ended March 31, 2025, as compared to $94.9 million and $72.8 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2025			March 31, 2024
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,170,922	$142,210	5.98	$2,987,446	$124,547	5.56
Other loans (1)	790,056	45,282	7.64	700,343	39,516	7.52
Total net loans	3,960,978	187,492	6.31	3,687,789	164,063	5.93
Mortgage-backed securities	350,842	12,317	4.68	298,005	10,614	4.75
Investment securities (2)	131,979	4,472	4.52	170,043	5,217	4.09
Other interest-earning assets	71,243	2,447	4.58	92,343	3,813	5.51
TOTAL INTEREST- EARNING ASSETS (1)	4,515,042	206,728	6.10	4,248,180	183,707	5.77
Other noninterest-earning assets (3)	288,337	—		292,618	—
TOTAL ASSETS	$4,803,379	$206,728		$4,540,798	$183,707

Interest-bearing liabilities:
Savings accounts	$565,381	$11,568	2.73	$349,328	$4,796	1.83
NOW accounts	1,161,703	17,066	1.96	1,266,367	19,536	2.06
Money market accounts	338,014	7,395	2.92	421,212	9,825	3.11
Certificates of deposit	1,525,025	51,100	4.47	1,280,469	39,548	4.12
TOTAL INTEREST- BEARING DEPOSITS	3,590,123	87,129	3.24	3,317,376	73,705	2.96
Borrowings:
Securities sold under agreements to repurchase	14,107	575	5.43	9,398	327	4.64
FHLB advances	112,321	3,501	4.16	131,062	3,978	4.05
Junior subordinated debt	23,175	1,239	7.12	23,124	1,309	7.55
TOTAL INTEREST- BEARING LIABILITIES	3,739,726	92,444	3.30	3,480,960	79,319	3.04
Noninterest-bearing demand deposits	523,327	—		568,126	—
Other liabilities	32,154	—		30,088	—
TOTAL LIABILITIES	4,295,207	92,444		4,079,174	79,319
Stockholders’ equity	508,172	—		461,624	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,803,379	$92,444		$4,540,798	$79,319

Net interest income		$114,284			$104,388
Interest rate spread (4)			2.80%			2.73%
Net interest margin (5)			3.37%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.73%			122.04%

(1)	Calculated net of deferred loan fees, loan discounts and unfunded commitments on construction loans. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $95.9 million and $74.3 million, respectively, for the nine-month period ended March 31, 2025, as compared to $93.8 million and $72.3 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine- month periods ended March 31, 2025, compared to the three- and nine- month periods ended March 31, 2024. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2025
	Compared to three-month period ended March 31, 2024
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$2,370	$4,158	$176	$6,704
Mortgage-backed securities	(274)	898	(65)	559
Investment securities (2)	49	(399)	(11)	(361)
Other interest-earning deposits	(568)	(556)	122	(1,002)
Total net change in income on interest-earning assets	1,577	4,101	222	5,900

Interest-bearing liabilities:
Deposits	(1,885)	2,664	123	902
Securities sold under agreements to repurchase	(8)	75	(6)	61
FHLB advances	73	(54)	(3)	16
Subordinated debt	(50)	1	—	(49)
Total net change in expense on interest-bearing liabilities	(1,870)	2,686	114	930
Net change in net interest income	$3,447	$1,415	$108	$4,970

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Nine-month period ended March 31, 2025
	Compared to nine-month period ended March 31, 2024
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$10,058	$12,711	$660	$23,429
Mortgage-backed securities	(152)	1,882	(27)	1,703
Investment securities (2)	545	(1,168)	(122)	(745)
Other interest-earning deposits	(642)	(871)	147	(1,366)
Total net change in income on interest-earning assets	9,809	12,554	658	23,021

Interest-bearing liabilities:
Deposits	4,131	6,970	2,323	13,424
Securities sold under agreements to repurchase	57	163	28	248
FHLB advances	107	(569)	(15)	(477)
Subordinated debt	(73)	3	—	(70)
Total net change in expense on interest-bearing liabilities	4,222	6,567	2,336	13,125
Net change in net interest income	$5,587	$5,987	$(1,678)	$9,896

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2025 and 2024

General. Net income for the three-month period ended March 31, 2025, was $15.7 million, an increase of $4.4 million or 38.7%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, income taxes, and PCL.

For the three-month period ended March 31, 2025, fully-diluted net income per share available to common shareholders was $1.39, up $0.40, or 40.4%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended March 31, 2025, was 1.27%, as compared to 0.97% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2025, was 12.1%, as compared to 9.5% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2025, was $39.5 million, an increase of $5.0 million, or 14.4%, as compared to the same period of the prior fiscal year. The increase was attributable to an increase of 24 basis points in the net interest margin, from 3.15% to 3.39%, and a 6.2% increase in the average balance of interest-earning assets in the current three-month period compared to the same period a year ago. The primary driver of the net interest margin expansion, compared to the year ago period, was the yield on interest-earning assets increasing 17 basis points, while the cost of interest-bearing liabilities decreased 11 basis points.

Loan discount accretion and deposit premium amortization related to the Company’s November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $1.5 million in net interest income for the three-month period ended March 31, 2025, as compared to $1.2 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed 13 basis points to net interest margin in the three-month period ended March 31, 2025, as compared to an 11-basis point contribution for the same period of the prior fiscal year, and as compared to a nine-basis point contribution in the three-month period ended December 31, 2024, when net interest margin was 3.36%.

Provision for Credit Losses. The Company recorded a PCL of $932,000 in the three-month period ended March 31, 2025, as compared to a PCL of $900,000 in the same period of the prior fiscal year. The current period PCL was the result of a $1.3 million provision attributable to the ACL for loan balances outstanding and a $368,000 negative provision attributable to the allowance for off-balance sheet credit exposures. The negative provision attributable to the allowance for off-balance sheet credit exposures was primarily the result of lower loss drivers and qualitative factors. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.11% (annualized) during the current period, as compared to 0.01% for the same period of the prior fiscal year. In the three-month period ended March 31, 2025, $1.1 million of net charge offs were realized, with the increase from prior periods primarily due to a single agricultural relationship with suspected fraudulent activity. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the three-month period ended March 31, 2025, was $6.7 million, an increase of $1.1 million, or 19.4%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to recognized losses on the sale of AFS securities, which totaled $807,000 in the comparable quarter, as compared to a small gain recognized in the current quarter. Additionally, deposit account charges and related fees increased, partially offset by decreases in loan late charges and loan servicing fees.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2025, was $25.4 million, an increase of $342,000, or 1.4%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to increases in other noninterest expense, occupancy and equipment, and legal and professional fees. The increase in other noninterest expense was primarily due to card fraud losses and deposit product expenses. Occupancy and equipment expenses increased due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. In addition, higher maintenance costs and service agreements were experienced. Lastly, legal and professional fees were elevated due primarily to an increase in accruals for audit expenses and the remaining expenses associated with the performance improvement project. Partially offsetting these increases from the prior year period were decreases in telecommunication expenses; intangible amortization, as the core deposit intangible recognized in an older merger was fully amortized in the second quarter of fiscal 2025; and advertising expenses.

Income Taxes. The income tax provision for the three-month period ended March 31, 2025, was $4.1 million, an increase of 45.9% as compared to the same period of the prior fiscal year, primarily due to the increase in net income before income taxes. The effective tax rate was 20.9%, as compared to 20.1% in the same quarter of the prior fiscal year. The increase in the effective tax rate is primarily attributable to a reduction in total tax-exempt income, which also constituted a smaller proportion of pre-tax income compared to the same period in the prior fiscal year.

Results of Operations – Comparison of the nine-month periods ended March 31, 2025 and 2024

General. Net income for the nine-month period ended March 31, 2025, was $42.8 million, an increase of $6.1 million, or 16.8% as compared to the same period of the prior fiscal year. The Company’s increase in net income was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and PCL.

For the nine-month period ended March 31, 2025, fully-diluted net income per share available to common shareholders was $3.79, as compared to $3.22 for the same period of the prior fiscal year, which represented an increase of $0.57, or 17.7%. Our annualized return on average assets for the nine-month period ended March 31, 2025, was 1.19%, as compared to 1.08% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2025, was 11.2%, as compared to 10.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2025, was $114.3 million, an increase of $9.9 million, or 9.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 6.3% increase in the average balance of interest-earning assets and an increase in the net interest margin to 3.37%, as compared to 3.28% in the same period a year ago. The net interest spread improved seven basis points, to 2.80% at March 31, 2025, as compared to the same period of the prior fiscal year. The increase in the net interest margin was due to a higher interest-earning asset yield and the composition of higher yielding assets, primarily loans and securities, and a lower balance of lower yielding cash and cash equivalents, compared to the prior year. This was partially offset by a higher cost of interest-bearing liabilities as customers remained willing to move balances into high yield savings accounts and special rate time deposits in the higher rate environment.

Loan discount accretion and deposit premium amortization related to the Company’s November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust, resulted in $3.5 million in net interest income for the nine-month period ended March 31, 2025, as compared to $4.4 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed 10 basis points to net interest margin in the nine-month period ended March 31, 2025, as compared to a 14-basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The PCL for the nine-month period ended March 31, 2025, was a charge of $4.0 million, as compared to $2.7 million in the same period of the prior fiscal year. The current period PCL was the result of a $3.8 million provision attributable to the ACL for loan balances outstanding and a $201,000 provision attributable to the allowance for off-balance sheet credit exposures. As a percentage of average loans outstanding, the Company recorded net charge offs of five basis points (annualized) during the current period, compared to five basis points during the same period of the prior fiscal year. (See “Critical Accounting Policies”, “Allowance for Credit Loss Activity” and “Nonperforming Assets”).

Noninterest Income. Noninterest income for the nine-month period ended March 31, 2025, was $20.7 million, an increase of $3.6 million, or 21.2%, as compared to the same period of the prior fiscal year. In the current period, the increase was primarily attributable to the absence of a net realized loss on sale of AFS securities and increases in other loan fees, deposit account charges and related fees, bank card interchange income, wealth management fees, and earnings on bank owned life insurance. These increases were partially offset by lower loan late charges, other noninterest income, and lower loan servicing fees. Other noninterest income decreased primarily due to modest losses on the disposal of fixed assets, which were comprised of various equipment. Lower loan servicing fees were largely due to a decrease in Small Business Administration loans serviced and reduced origination of residential mortgage servicing rights, caused primarily by a decrease in secondary mortgage originations.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2025, was $76.1 million, an increase of $3.5 million, or 4.8%, as compared to the same period of the prior fiscal year. In the current period, this increase in noninterest expense was attributable primarily to increases in compensation and benefits, legal and professional fees, occupancy and equipment, and advertising expenses. The increase in compensation and benefits expense was primarily due to a trend increase in employee headcount, as well as annual merit increases. Legal and professional expenses increased primarily due to a one-time expense associated with a performance improvement project that started during the first fiscal quarter of 2025 and to an increase in accruals for audit expenses. The performance improvement project expense was fully realized in the September quarter, with only modest reimbursables recognized through the third quarter of fiscal 2025. Occupancy and equipment expenses increased primarily due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. due to depreciation on recent capitalized expenditures, including buildings, equipment, and signage. In addition, higher maintenance costs and service agreements were experienced. Increased advertising activity grew marketing expenses compared to the prior period. This was partially offset by decreases in intangible amortization, telecommunication, and data processing expenses. The decrease in intangible amortization was primarily the result of the core deposit intangible recognized in an older merger, which was fully amortized in the second quarter of fiscal 2025.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2025, was $12.1 million, an increase of $2.6 million, or 27.0%, as compared to the same period of the prior fiscal year, due primarily to higher pre-tax income. Additionally, during the second quarter of fiscal year 2025, a $380,000 adjustment to tax accruals was recognized, attributable to completed merger and acquisition activity, with no similar adjustment in the prior fiscal year nine month period.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and nine- month periods ended March 31, 2025 and 2024:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$54,740	$50,084	$52,516	$47,820
Loans charged off:
1-4 residential real estate	(10)	(1)	(60)	(42)
Non-owner occupied commercial real estate	—	—	—	(496)
Owner occupied commercial real estate	—	—	(122)	—
Multi-family real estate	—	—	—	(97)
Construction and land development	—	—	(1)	(289)
Agriculture real estate	—	—	—	—
Commercial and industrial	(88)	(65)	(153)	(249)
Agriculture production	(976)	—	(976)	—
Consumer	(45)	(48)	(246)	(257)
All other loans	—	—	—	—
Gross charged off loans	(1,119)	(114)	(1,558)	(1,430)
Recoveries of loans previously charged off:
1-4 residential real estate	—	—	46	33
Non-owner occupied commercial real estate	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Multi-family real estate	—	—	47	—
Construction and land development	—	—	—	18
Agriculture real estate	—	—	—	—
Commercial and industrial	12	3	49	8
Agriculture production	2	—	2	—
Consumer	5	5	16	37
All other loans	—	—	—	—
Gross recoveries of charged off loans	19	8	160	96
Net charge offs	(1,100)	(106)	(1,398)	(1,334)
Provision charged to expense	1,300	1,358	3,822	4,850
Balance, end of period	$54,940	$51,336	$54,940	$51,336

Our ACL at March 31, 2025, totaled $54.9 million, representing 1.37% of gross loans and 250% of nonperforming loans, as compared to an ACL of $52.5 million, representing 1.36% of gross loans and 786% of nonperforming loans at June 30, 2024. The Company has estimated its expected credit losses as of March 31, 2025, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as borrowers adjust to relatively high market interest rates, although the Federal Reserve has reduced short-term rates somewhat during this fiscal year. Qualitative adjustments in the Company’s ACL model were increased compared to June 30, 2024, due to various factors that are relevant in determining expected collectability of credit. Additionally, a provision for credit loss was required due to loan net charge offs and to provide reserves for overdrafts in the third quarter of fiscal year 2025.

At March 31, 2025, the Company had accrued within other liabilities an allowance for off-balance sheet credit exposures of $3.5 million, as compared to $3.3 million at June 30, 2024. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $201,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an expected increase in credit utilization based on historical usage of these off-balance sheet credit exposures.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	March 31, 2025	ACL	June 30, 2024	ACL

1-4 residential real estate	$11,331	20.6%	$10,528	20.0%
Non-owner occupied commercial real estate	17,572	32.0%	19,055	36.3%
Owner occupied commercial real estate	5,080	9.2%	4,815	9.2%
Multi-family real estate	5,240	9.5%	5,447	10.4%
Construction and land development	3,387	6.2%	2,901	5.5%
Agriculture real estate	2,454	4.5%	2,107	4.0%
Commercial and industrial	7,572	13.8%	6,233	11.9%
Agriculture production	1,191	2.2%	835	1.6%
Consumer	1,096	2.0%	578	1.1%
All other loans	17	—%	17	—%
	$54,940	100.0%	$52,516	100.0%

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

At March 31, 2025, the Company had loans of $48.8 million, or 1.21% of total loans, adversely classified ($48.8 million classified “substandard”; none classified “doubtful”), as compared to loans of $40.9 million, or 1.06% of total loans, adversely classified ($40.9 million classified “substandard”; none classified “doubtful”) at June 30, 2024, and $43.3 million, or 1.15% of total loans, adversely classified ($43.3 million classified “substandard”; none classified “doubtful”), at March 31, 2024. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $22.0 million at March 31, 2025. The Company’s total past due loans increased from $9.2 million at June 30, 2024, to $24.4 million at March 31, 2025. Total past due loans were $8.6 million at March 31, 2024. See Note 4 – “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements. For additional information on the increase in substandard loans, see “Non-Performing Assets” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	March 31, 2025	June 30, 2024	March 31, 2024

Nonaccruing loans:
1-4 residential real estate	$3,258	$1,391	$1,672
Non-owner occupied commercial real estate	9,584	—	—
Owner occupied commercial real estate	2,245	1,102	1,313
Multi-family real estate	—	—	371
Construction and land development	148	108	74
Agriculture real estate	2,837	1,896	1,863
Commercial and industrial	3,596	1,703	1,870
Agriculture production	262	461	119
Consumer	40	19	47
All other loans	—	—	—
Total	21,970	6,680	7,329

Loans 90 days past due accruing interest:
1-4 residential real estate	—	—	81
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	81

Total nonperforming loans	21,970	6,680	7,410
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	1,775	3,865	3,791
Other nonperforming assets	56	23	60
Total nonperforming assets	$23,801	$10,568	$11,261

The Company adopted ASU No. 2022-02 in fiscal 2025, which eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. At March 31, 2025, modifications to borrowers experiencing financial difficulty totaled $24.9 million, of which $1.6 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $23.3 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, these loans were subject to classification as modifications due to term extensions, with only $897,000 being due to payment delay, given to borrowers experiencing financial difficulty at March 31, 2025. At June 30, 2024, these modifications totaled $25.5 million, of which $895,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $24.6 million in modifications at June 30, 2024, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2025, the nonperforming assets totaled $ 23.8 million, as compared to $10.6 million at June 30, 2024, and $11.3 million at March 31, 2024. The rise in the nonperforming assets, compared to June 30, 2024, reflects an increase in nonperforming loans, which was partially offset by a reduction in other real estate owned due to property sales. The increase in NPLs was primarily attributable to several commercial relationships added in the third quarter of 2025 and the addition of three unrelated loans collateralized by single-family residential property in the linked quarter. The increase during the third quarter was mostly attributable to loans totaling $10 million primarily secured by two specific-purpose non-owner occupied commercial properties in different states. The loans have some guarantors in common. The properties, now vacant, were originally leased to a single tenant that became insolvent.

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

At March 31, 2025, the Company had outstanding commitments and approvals to extend credit of approximately $901.4 million (including $602.4 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2025, the Bank had pledged $1.5 billion of its single-family residential, home equity, and commercial real estate loan portfolios to the FHLB for available credit of approximately $863.8 million, of which $104.1 million was advanced, while $506,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. The Bank has the ability to pledge other assets, including, for example, additional unpledged real estate loans held by the Bank or the Bank’s REIT, and the unpledged securities in the Bank’s portfolio, which could provide additional collateral for additional borrowings. In total, FHLB borrowings are generally limited to 45% of Bank assets, or approximately $2.2 billion, subject to available collateral. Also, at March 31, 2025, the Bank had pledged a total of $377.1 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $324.6 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at March 31, 2025. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of March 31, 2025 and June 30, 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of March 31, 2025, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$564,573	13.86%	$325,762	8.00%	n/a	n/a
Southern Bank	531,668	13.22%	321,638	8.00%	402,048	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	506,046	12.43%	244,322	6.00%	n/a	n/a
Southern Bank	481,341	11.97%	241,229	6.00%	321,638	8.00%
Tier I Capital (to Average Assets)
Consolidated	506,046	10.30%	196,595	4.00%	n/a	n/a
Southern Bank	481,341	9.82%	195,993	4.00%	244,992	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	490,414	12.04%	183,241	4.50%	n/a	n/a
Southern Bank	481,341	11.97%	180,922	4.50%	261,331	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$524,023	13.23%	$316,979	8.00%	n/a	n/a
Southern Bank	496,105	12.68%	312,877	8.00%	391,097	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	467,027	11.79%	237,734	6.00%	n/a	n/a
Southern Bank	447,192	11.43%	234,658	6.00%	312,877	8.00%
Tier I Capital (to Average Assets)
Consolidated	467,027	10.19%	183,262	4.00%	n/a	n/a
Southern Bank	447,192	9.79%	182,723	4.00%	228,403	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	451,474	11.39%	178,300	4.50%	n/a	n/a
Southern Bank	447,192	11.43%	175,993	4.50%	254,213	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2025, fixed rate 1- to 4-family residential loan production totaled $94.4 million (of which $13.7 million was originated for sale into the secondary market), as compared to $90.7 million during the same period of the prior fiscal year (of which $16.3 million was originated for sale into the secondary market). At March 31, 2025, the fixed rate residential loan portfolio was $634.2 million with a weighted average maturity of 167 months, as compared to $609.2 million with a weighted average maturity of 180 months at March 31, 2024. The Company originated $37.5 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2025, as compared to $37.0 million during the same period of the prior fiscal year. At March 31, 2025, fixed rate loans with remaining maturities in excess of 10 years totaled $356.2 million, or 9.0% of net loans receivable, as compared to $368.5 million, or 9.9% of net loans receivable at March 31, 2024. The Company originated $273.8 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2025, as compared to $241.3 million during the same period of the prior fiscal year. The Company also originated $92.7 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2025, as compared to $86.8 million during the same period of the prior fiscal year. At March 31, 2025, adjustable-rate home equity lines of credit increased to $84.8 million, as compared to $71.6 million at March 31, 2024. At March 31, 2025, the Company’s investment portfolio had an expected weighted-average life of 4.7 years, compared to 4.9 years at March 31, 2024. Effective duration of the portfolio indicates a stable price sensitivity of approximately 2.3% per 100 basis points movement in market rates at March 31, 2025, as compared to 2.6% in the year ago period. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2025 and June 30, 2024, management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, and 300 basis point (bp) instantaneous, permanent, and parallel increases, and 100, 200, and 300 basis point instantaneous, permanent, and parallel decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+300 bp	$484,682	$(74,681)	(13)	10.43	(98)
+200 bp	518,442	(40,920)	(7)	10.94	(46)
+100 bp	543,048	(16,314)	(3)	11.26	(15)
0 bp	559,363	—	—	11.40	—
‑100 bp	569,583	10,220	2	11.42	2
‑200 bp	565,672	6,309	1	11.18	(23)
‑300 bp	549,674	(9,688)	(2)	10.71	(70)

June 30, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$355,100	$(117,925)	(23)	8.49	(211)
+200 bp	398,386	(74,640)	(15)	9.32	(129)
+100 bp	438,278	(34,748)	(7)	10.03	(57)
0 bp	473,026	—	—	10.60	—
‑100 bp	502,260	29,235	6	11.03	43
‑200 bp	517,334	44,308	9	11.16	55
‑300 bp	512,487	39,461	8	10.89	28

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. Since June 30, 2024, market interest rates at the mid-point of the curve have decreased, positively impacting the modeled value of our fixed rate loans and bonds at March 31, 2025. Also benefiting the NPV was an overall increase in earning asset yields compared to June 30, 2024. The decrease in rates had an inverse impact on liabilities, primarily attributable to the modeled value of the deposit portfolio. This was partially offset by a decrease in the cost of deposits since June 30, 2024. The Company’s sensitivity has also decreased in this period due to an increase in cash balances, a slight decrease in the percentage of total fixed rate loans, and an increase in the percentage of variable rate securities. In addition to these on-balance sheet changes, the Company also increased the notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates, to $50 million in fiscal 2025, as compared to $40 million in similar interest rate swaps outstanding at June 30, 2024. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended March 31, 2025.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
01/01/25 - 01/31/25 period	—	$—	—	213,580
02/01/25 - 02/28/25 period	—	—	—	213,580
03/01/25 - 03/31/25 period	—	—	—	213,580

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 12, 2025	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	/s/ Matthew T. Funke
Matthew T. Funke
President & Chief Administrative Officer

Date: May 12, 2025	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)