Form 10-K
period 2025-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2025-09-11
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025                    OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ⌧

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $557.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 8, 2025, there were issued and outstanding 11,290,667 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

At June 30, 2025, the Company had total assets of $5.0 billion, total deposits of $4.3 billion and stockholders’ equity of $544.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans and investment securities, and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans and loan servicing income, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

Acquisitions During The Last Ten Years

On January 20, 2023, the Company completed its acquisition of Citizens Bancshares, Co. (“Citizens”), the parent company of Citizens Bank & Trust Company (“Citizens Bank”). At closing, before purchase accounting adjustments, Citizens held total assets of $985.7 million, loans, net, of $456.0 million, and deposits of $851.0 million. The acquisition resulted in goodwill of $23.5 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and Citizens Bank. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

On February 25, 2022, the Company completed its acquisition of Fortune Financial, Inc. (“Fortune”), the parent company of FortuneBank (“FB”) in a stock and cash transaction. At closing, before purchase accounting adjustments, Fortune held total assets of $253.0 million, loans, net, of $202.1 million, and deposits of $218.3 million. The acquisition resulted in goodwill of $12.8 million, which was attributable to synergies and economies of scale expected to result from combining the operations of the Bank and FB. Goodwill from this transaction was recorded at the Company level, and was not deductible for tax purposes.

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

Capital Raising Transactions During the Last Ten Years

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

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our financial condition, results of operations, and may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and identified in the filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected and goodwill impairment charges might be incurred;
●	potential adverse impacts to economic conditions both nationally and in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and inflation, including the effects of a potential recession whether caused by Federal Reserve actions or otherwise or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	the impact of monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses (ACL) on loans;
●	our ability to access cost-effective funding and maintain sufficient liquidity;

●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	fluctuations in the demand for loans and deposits, including our ability to attract and retain deposits;
●	the impact of a federal government shutdown;
●	legislative or regulatory changes that adversely affect our business;
●	the effects of climate change, severe weather events, other natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the impact on FDIC insurance premiums and the possibility that our regulators may, among other things, require an increase in our reserve for credit losses on loans or a write-down of assets;
●	the impact of technological changes and an inability to keep pace with the rate of technological advances;
●	the inability of key third party providers to perform their obligations to us;
●	cyber threats, such as phishing, ransomware, and insider attacks, can lead to financial loss, reputational damage, and regulatory penalties if sensitive customer data and critical infrastructure are not adequately protected;
●	our ability to retain key members of our management team; and
●	our success at managing the risks involved in the foregoing.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company wishes to advise readers that the factors listed above and other risks described in this Annual Report on Form 10-K, including, without limitation, those described under Item 1A. “Risk Factors,” and other documents filed or furnished from time to time by the Company with the SEC (and are available on our website at investors.bankwithsouthern.com and on the SEC’s website at www.sec.gov) could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We undertake no obligation to publicly update or revise any forward-looking statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed might not occur, and you should not put undue reliance on any forward-looking statements.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 62 full service branch offices, two limited service branch offices, and two loan production offices, as of June 30, 2025. The branch offices are located in Poplar Bluff (three and headquarters), Van Buren, Dexter (two), Kennett, Doniphan, Sikeston, Qulin, Springfield (three), Thayer (two), West Plains (two), Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (two),

Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, Rolla, Arnold, Oakville, Kansas City (two), Kearney, Lee’s Summit, Macon, Maryville, Boonville, Brookfield, Chillicothe (two), Smithville, St. Joseph (two), and Trenton, Missouri; Jonesboro (two), Paragould, Batesville, Searcy, Bald Knob, Bradford, and Cabot, Arkansas; Anna, Cairo, and Tamms, Illinois; and Leawood, Kansas.

For purposes of management and oversight of its operations, the Bank has organized its facilities into five regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 245,000, and included within this market area is the Cape Girardeau MSA, which has a population of approximately 99,000. The Bank’s south region includes 13 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, Lonoke, and White counties in Arkansas. These counties have a total population of approximately 433,000, and included within this market area is the Jonesboro MSA, which has a population of approximately 138,000. The Cabot, Arkansas, branch in Lonoke County, is located in the northeast corner of the Little Rock MSA, which has a population of approximately 769,000. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 581,000, and included within this market area is the Springfield MSA, which has a population of approximately 497,000. The Bank’s north region includes two of its facilities, which are situated in Jefferson and St. Louis counties. The market area also includes the City of St. Louis. The two counties and the City of St. Louis have a total population of approximately 1.5 million. The north region market area is within the St. Louis MSA, which has a population of approximately 2.8 million. The Bank’s northwest region includes 15 of its facilities, one of which is limited service, which are situated in Buchanan, Clay, Cooper, Grundy, Jackson, Linn, Livingston, Macon, Nodaway, and Platte counties in Missouri, and Johnson county in Kansas. These counties have a total population of approximately 1.9 million, and some counties in this market area are located within the Kansas City MSA, or the St. Joseph MSA, which has a combined population of approximately 2.4 million. Each of these markets may also serve other communities just outside the area described, but without a notable impact on the demographics of the market area.

The Bank’s east and south regions, and part of the northwest region. are generally rural in nature with economies supported by manufacturing activity, agriculture (livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the west region, the Bank’s operations are generally more concentrated in the Springfield, Missouri, MSA, and major employers include healthcare providers, educational institutions, federal, local, and state governments, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. In the north region, major employers include aviation and transportation, healthcare providers, medical research, educational institutions, retailers, manufacturers, energy/utilities, and hospitality. In the portion of the northwest region within the Kansas City MSA, major employers include healthcare providers, manufacturers, medical research, educational institutions, retailers, and hospitality. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The most recent market share data by the FDIC reflected that the Bank was one of 263 bank or saving association groups located in Missouri competing for approximately $252.2 billion in deposits at FDIC-insured institutions. The Bank’s market share was approximately 1.36% in the state of Missouri, where the majority of our deposits reside amongst the 53 locations in the state.

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

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans, and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2025, the Bank had purchased participation interests in 71 loans with balances outstanding totaling $188.0 million.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer, Rick Windes, Chief Banking Officer Justin Cox, and our Chief Credit Officer, Mark Hecker (our “Senior Lending and Credit Officers”). The Chief Lending Officer and Chief Banking Officer are responsible for oversight of loan production. The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of five Regional Loan Committees, the Senior Loan Committee, an Agricultural Loan Committee, a Senior Agricultural Loan Committee, an SBA Loan Committee, or a Bank Executive Loan Committee.

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2025, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $138.9 million. At June 30, 2025, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $27.2 million to $76.8 million, net of participation interests sold. As of June 30, 2025, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2025		2024		2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One- to four-family residential	$992,445	24.51%	$925,397	24.37%	$845,010	23.66%	$661,703	24.63%	$522,671	23.76%
Non-owner occupied commercial real estate	888,317	21.94	899,770	23.70	836,153	23.41	603,316	22.46	413,634	18.80
Owner occupied commercial real estate	442,984	10.94	427,476	11.26	425,385	11.91	276,885	10.31	243,171	11.05
Multifamily real estate	422,758	10.44	384,564	10.13	392,947	11.00	307,958	11.46	253,977	11.54
Construction and land development	332,405	8.21	290,541	7.65	253,634	7.10	187,801	6.99	186,720	8.49
Agriculture real estate	244,983	6.05	232,520	6.12	238,062	6.67	213,088	7.93	180,551	8.21
Total mortgage loans	3,323,892	82.09	3,160,268	83.23	2,991,191	83.75	2,250,751	83.78	1,800,724	81.85
Other Loans:
Commercial and industrial (1)	510,259	12.60	450,147	11.85	424,905	11.90	308,873	11.50	285,879	12.99
Agriculture production	206,128	5.09	175,968	4.63	138,284	3.87	110,266	4.10	104,875	4.77
Automobile Loans	23,249	0.57	22,517	0.59	21,761	0.61	17,328	0.65	15,146	0.69
Other Loans:	37,240	0.93	41,135	1.09	43,056	1.22	32,625	1.23	30,467	1.37
Total other loans	776,876	19.19	689,767	18.16	628,006	17.60	469,092	17.48	436,367	19.82
Total loans	4,100,768	101.28	3,850,035	101.39	3,619,197	101.35	2,719,843	101.26	2,237,091	101.67
Less:
Deferred fees and discounts	178	—	232	0.01	299	0.01	453	0.02	3,625	0.16
Allowance for credit losses	51,629	1.28	52,516	1.38	47,820	1.34	33,192	1.24	33,222	1.51
Net loans receivable	$4,048,961	100.00%	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%

Type of Security:
Residential real estate
One-to four-family	$970,022	23.96%	$846,538	22.29%	$791,747	22.17%	$641,133	23.87%	$498,151	22.64%
Multi-family	619,236	15.29	507,683	13.37	454,323	12.72	342,276	12.74	327,447	14.88
Commercial real estate	1,412,984	34.90	1,388,846	36.57	1,339,741	37.52	935,367	34.82	686,708	31.21
Land	324,539	8.02	294,077	7.74	300,841	8.42	266,472	9.92	232,987	10.59
Commercial	510,259	12.60	668,292	17.60	599,030	16.77	441,598	16.44	414,124	18.82
Consumer and other	263,728	6.51	144,599	3.82	133,515	3.75	92,997	3.47	77,674	3.53
Total loans	4,100,768	101.28	3,850,035	101.39	3,619,197	101.35	2,719,843	101.26	2,237,091	101.67

Less:
Deferred fees and discounts	178	—	232	0.01	299	0.01	453	0.02	3,625	0.16
Allowance for credit losses	51,629	1.28	52,516	1.38	47,820	1.34	33,192	1.24	33,222	1.51
Net loans receivable	$4,048,961	100.00%	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%
(1)	Commercial business loan balances included PPP loans of $264,000, $433,000, $601,000, $6.1 million and $63.0 million as of June 30, 2025, 2024, 2023, 2022 and 2021, respectively.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2025		2024		2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
One- to four-family residential	$670,414	16.56%	$649,194	17.10%	$611,292	17.12%	$513,987	19.13%	$358,409	16.29%
Non-owner occupied commercial real estate	720,863	17.80	763,855	20.12	716,470	20.06	534,984	19.92	359,711	16.35
Owner occupied commercial real estate	289,558	7.15	287,023	7.56	307,187	8.60	205,612	7.65	175,085	7.96
Multi-family real estate	330,576	8.16	298,082	7.85	336,632	9.43	275,715	10.26	210,163	9.55
Construction and land development	220,179	5.44	207,233	5.46	182,890	5.12	165,838	6.17	171,776	7.81
Agriculture real estate	212,002	5.24	206,550	5.44	213,641	5.98	197,269	7.34	165,171	7.51
Commercial and industrial	281,912	6.96	273,956	7.21	254,321	7.12	207,417	7.72	234,150	10.64
Agriculture production	65,433	1.62	65,794	1.73	61,818	1.73	50,502	1.88	50,463	2.29
Consumer	54,099	1.34	58,136	1.53	57,007	1.60	43,815	1.64	36,179	1.64
All other loans	5,102	0.13	3,981	0.11	6,755	0.20	5,037	0.21	8,039	0.37
Total fixed-rate loans	2,850,138	70.40	2,813,804	74.11	2,748,013	76.96	2,200,176	81.92	1,769,146	80.41
Adjustable-Rate Loans:
One- to four-family residential	322,031	7.95	276,203	7.27	233,718	6.54	147,716	5.50	164,262	7.47
Non-owner occupied commercial real estate	167,454	4.14	135,915	3.58	119,683	3.35	68,332	2.54	53,923	2.45
Owner occupied commercial real estate	153,426	3.79	140,453	3.70	118,198	3.31	71,273	2.65	68,086	3.09
Multi-family real estate	92,182	2.28	86,482	2.28	56,315	1.58	32,243	1.20	43,814	1.99
Construction and land development	112,226	2.77	83,308	2.19	70,744	1.98	21,963	0.82	14,944	0.68
Agriculture real estate	32,981	0.81	25,970	0.68	24,421	0.68	15,819	0.59	15,380	0.70
Commercial and industrial	228,347	5.64	176,191	4.64	170,584	4.78	101,456	3.78	51,729	2.35
Agriculture production	140,695	3.47	110,174	2.90	76,466	2.14	59,764	2.22	54,412	2.47
Consumer	1,288	0.03	1,535	0.04	1,055	0.03	1,101	0.04	1,025	0.05
All other loans	—	—	—	—	—	—	—	—	370	0.01
Total adjustable-rate loans	1,250,630	30.88	1,036,231	27.28	871,184	24.39	519,667	19.34	467,945	21.26
Total loans	4,100,768	101.28	3,850,035	101.39	3,619,197	101.35	2,719,843	101.26	2,237,091	101.67
Less:

Deferred fees and discounts	178	—	232	0.01	299	0.01	453	0.02	3,625	0.16
Allowance for credit losses	51,629	1.28	52,516	1.38	47,820	1.34	33,192	1.24	33,222	1.51
Net loans receivable	$4,048,961	100.00%	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%	$2,200,244	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers, and from responses to the Bank’s marketing campaigns. At June 30, 2025, residential loans secured by one- to four-family residences totaled $992.4 million, or 24.5% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans. During the year ended June 30, 2025, the Bank originated $58.4 million of ARM loans and $119.8 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $21.6 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area. Fixed rate one- to four- family loans represented 67.6% of the one- to four- family portfolio with a weighted average maturity of 13.6 years.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-75 basis points, but does not require private mortgage insurance. At June 30, 2025, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $161.1 million. For fiscal years ended June 30, 2025, 2024, 2023, 2022, and 2021, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $33.6 million, $28.3 million, $27.3 million, $50.8 million, and $52.2 million, respectively, totaling $192.2 million. The outstanding balance of those loans originated in the last five years at June 30, 2025, was $128.9 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2025, one- to four-family loans with a fixed rate totaled $670.4 million and had a weighted-average maturity of 163 months.

The Bank also originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties are tied to the Wall Street Journal prime rate. Owner occupied residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2025, one- to four-family loans tied to the CMT index totaled $118.5 million. One- to four-family loans tied to other indices totaled $203.5 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2025 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

Home equity loans totaled $87.0 million, or 2.1% of net loans receivable, and represented 8.8% of the Bank’s one- to four-family residential loan portfolio at June 30, 2025.

Home equity lines of credit (HELOCs) are secured with a deed of trust or mortgage and are generally issued for up to 90% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage for a period of ten years. Interest rates on HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs are secured by residential properties, which is generally considered to be stronger collateral than that securing other consumer loans. In addition, because of the adjustable rate structure, HELOCs present less interest rate risk to the Bank, when compared to 30 year fixed rate mortgages.

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including single- and multi-tenant retail properties, restaurants, hotels, nursing homes and other healthcare related facilities, land (improved and unimproved), convenience stores, automobile dealerships, and other automotive-related services, warehouses and distribution centers, and other businesses generally located in the Bank’s market area. At June 30, 2025, the Bank had $1.8 billion in commercial real estate loans, which represented 43.8% of net loans receivable. Also included in commercial real estate were $24.3 million of non-owner occupied office property, comprised of 33 loans, representing 0.60% of total loans as of June 30, 2025. Notably, none of these loans were adversely classified as of that date, and they generally consist of smaller spaces with diverse tenant bases. In addition, the multifamily residential real estate loan portfolio typically includes loans secured by properties currently participating in the Low-Income Housing Tax Credit (LIHTC) program or those that have exited the program. The company continues to closely monitor its commercial real estate concentration and the performance of individual segments to manage risk effectively. Fixed rate commercial real estate loans represented 76.5% of the commercial real estate portfolio with a weighted average maturity of 3.6 years.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2025, the Bank had $422.8 million, or 10.4% of net loans receivable, secured by multi-family residential real estate. Fixed rate loans secured by multi-family residential properties represented 78.2% of the multi-family residential property portfolio with a weighted average maturity of 4.8 years.

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

Non-owner occupied and owner occupied commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually, based on the Wall Street Journal prime rate, after an initial fixed-rate period up to seven years. The Bank typically includes an interest rate "floor" in the loan agreement. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, loans for improved non- owner occupied and owner-occupied commercial properties do not exceed 80%, while multi-family loans do not exceed 85%, of the lower of the appraised value or the purchase price of the secured property.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2025, the Bank had $332.4 million, or 8.2% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-occupied or non-owner occupied commercial real estate. At June 30, 2025, $147.0 million of the Bank’s construction loans outstanding were secured by one- to four-family residential real estate, $132.9 million were secured by multi-family residential real estate, and $52.5 million were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in nine to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

At June 30, 2025, construction loans outstanding included 59 loans, totaling $29.5 million, for which a modification had been agreed. At June 30, 2024, construction loans outstanding included 48 loans, totaling $22.0 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as modifications to borrowers experiencing financial difficulty.

Agricultural Real Estate Lending. Agricultural real estate loans are generally comprised of term loans to fund the purchase of equipment, farmland, or livestock. The Bank originates substantially all agricultural real estate lending to borrowers headquartered in the Bank’s primary lending area. Agricultural real estate terms generally have amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing the real estate to be performed by a Board-approved independent certified fee appraiser. At June 30, 2025, agricultural real estate loans totaled $245.0 million, or 6.1% of net loans receivable.

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2025, the Bank had $716.4 million in commercial business loans outstanding, or 17.7% of net loans receivable. Of this amount, $206.1 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to maintain, and may increase, the percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At fiscal year end, fixed rate commercial loans represented 48.5% of the commercial loan portfolio with a weighted average maturity of 3.8 years. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Small Business Administration (SBA) Lending. The Bank’s commercial and construction business lending activity includes some loans guaranteed by the SBA. In fiscal 2025, $3.1 million in originations was guaranteed by the SBA, and as of June 30, 2025, the Company held balances of $21.6 million in its portfolio, of which $8.2 million was guaranteed. The Company had sold and was servicing $45.6 million of the guaranteed portion of SBA loans as of June 30, 2025.

Consumer Lending. The Bank offers a variety of secured consumer loans, including automobile and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately 66 months. At June 30, 2025, the Bank’s consumer loan portfolio totaled $55.4 million, or 1.4% of net loans receivable.

Consumer loans for the purchase of automobiles represented 37.8% of the Bank’s consumer loan portfolio at June 30, 2025, and totaled $20.9 million, or 0.5% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2025. Commitments to extend credit totaled $944.0 million at June 30, 2025.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$16,995	$82,057	$5,000	$—	$104,052
Certificates of deposit	1,224,472	373,241	50,881	—	1,648,594
Total	$1,241,467	$455,298	$55,881	$—	$1,752,646

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction unfunded commitments	$45,746	$84,430	$20,308	$5,711	$156,195
Other loan commitments	593,341	95,749	22,795	75,929	787,814
	$639,087	$180,179	$43,103	$81,640	$944,009

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2025, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total

	(Dollars in thousands)
One- to four-family residential	$326,399	$253,839	$136,885	$275,322	$992,445
Non-owner occupied commercial real estate	269,466	463,998	151,473	3,380	888,317
Owner occupied commercial real estate	196,541	182,934	59,639	3,870	442,984
Multi-family real estate	80,897	163,117	178,190	554	422,758
Construction and land development	249,192	79,954	3,180	79	332,405
Agriculture real estate	65,011	120,992	52,924	6,056	244,983
Commercial and industrial	327,587	158,872	21,305	2,495	510,259
Agriculture production	161,908	40,828	3,392	—	206,128
Consumer	12,862	37,893	4,366	266	55,387
All other loans	458	4,526	118	—	5,102
Total loans	$1,690,321	$1,506,953	$611,472	$292,022	$4,100,768

As of June 30, 2025, loans with a maturity date after June 30, 2026, with fixed interest rates totaled $2.2 billion, and fixed rate loans maturing within one year totaled $652.4 million at June 30, 2025.

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

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2025, the Bank originated $988.3 million of loans, compared to $917.3 million and $1.2 billion, respectively, in fiscal 2024 and 2023. Of these loans, mortgage loan originations were $774.6 million, $691.5 million, and $1.0 billion million in fiscal 2025, 2024, and 2023, respectively. Increases in originations over recent periods is attributed to increased lending activity, borrower refinancing, and an expanded market area and customer base following recent mergers.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2025, the Bank committed to purchase $54.4 million of new loan participations. At June 30, 2025, outstanding balances on loan participations purchased totaled $188.0 million, or 4.6% of net loans receivable. An additional $59.3 million is available to be drawn on these purchased participation loans. At June 30, 2025, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2025	2024	2023

	(Dollars in thousands)
Total loans at beginning of period	$3,850,035	$3,619,197	$2,719,843

Loans originated:
One- to four-family residential	199,754	181,184	193,822
Non-owner occupied commercial real estate	81,267	91,541	228,216
Owner occupied commercial real estate	48,261	45,166	93,166
Multi-family real estate	78,247	35,785	186,989
Construction and land development	317,324	319,348	272,123
Agriculture real estate	49,762	30,888	41,582
Commercial and industrial	129,887	121,209	128,921
Agriculture production	47,600	54,519	56,265
Consumer	33,853	36,000	42,473
All other loans	2,362	1,707	1,488
Total loans originated	988,317	917,347	1,245,045

Loans purchased:
Total loans purchased (1)	126,320	126,192	511,605

Loans sold:
Total loans sold	(42,638)	(61,605)	(85,320)

Principal repayments	(695,641)	(642,518)	(701,549)
Participation principal repayments	(125,000)	(107,203)	(69,353)

Foreclosures	(625)	(1,376)	(1,073)
Net loan activity	250,733	230,838	899,354
Total loans at end of period	$4,100,768	$3,850,035	$3,619,197

(1)	Amount reported in fiscal 2023 includes the Company’s acquisition of loans from the Citizens merger recorded at a fair value of $447.4 million.

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $944.0 million at June 30, 2025. See Note 13 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2025.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
One- to four-family residential	22	$1,973	29	$2,442	51	$4,415
Non-owner occupied commercial real estate	—	—	3	5,784	3	5,784
Owner occupied commercial real estate	1	116	5	989	6	1,105
Multi-family real estate	—	—	—	—	—	—
Construction and land development	1	12	1	5,743	2	5,755
Agriculture real estate	1	11	5	2,613	6	2,624
Commercial and industrial	10	219	21	1,837	31	2,056
Agriculture production	6	164	1	78	7	242
Consumer	14	98	8	74	22	172
Totals	55	$2,593	73	$19,560	128	$22,153

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

The increase in nonperforming assets in fiscal 2025 was attributed primarily to an increase in nonaccrual loans. The increase in nonaccrual loans was primarily driven by several commercial relationships added during the third and fourth quarters of fiscal 2025, along with the addition of other smaller loans throughout the year, partially offset by net charge-offs. For information regarding accrual of interest on loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company may treat purchased credit deteriorated loans as an accruing asset because these loans are recorded at acquisition at fair value, which includes an accretable discount recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2025	2024	2023	2022	2021

	(Dollars in thousands)
Nonaccruing loans:
One- to four-family residential	$2,847	$1,391	$1,153	$1,688	$3,334
Non-owner occupied commercial real estate	5,784	—	1,518	137	79
Owner occupied commercial real estate	1,309	1,102	141	664	438
Multi-family real estate	—	—	—	—	—
Construction and land development	5,789	108	753	408	539
Agriculture real estate	3,268	1,896	2,850	1,049	889
Commercial and industrial	3,442	1,703	703	97	242
Agriculture production	505	461	388	42	347
Consumer	96	19	37	33	—
All other loans	—	—	—	—	—
Total	23,040	6,680	7,543	4,118	5,868

Loans 90 days past due accruing interest:
One- to four-family residential	—	—	109	—	—
Non-owner occupied commercial real estate	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Agriculture real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Agriculture production	—	—	—	—	—
Consumer	—	—	—	—	—
All other loans	—	—	—	—	—
Total	—	—	109	—	—

Total nonperforming loans	23,040	6,680	7,652	4,118	5,868
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	625	3,865	3,606	2,180	2,227
Other nonperforming assets	32	23	32	11	23
Total nonperforming assets	$23,697	$10,568	$11,290	$6,309	$8,118

Total nonperforming loans to net loans	0.57%	0.18%	0.21%	0.15%	0.27
Total nonperforming loans to total assets	0.46%	0.15%	0.17%	0.13%	0.22
Total nonperforming assets to total assets	0.47%	0.23%	0.26%	0.20%	0.30

The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective July 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. At June 30, 2025, modifications totaled $28.2 million. Modifications made during the year ended June 30, 2025, totaled $25.7 million, of which one loan totaling $24,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $25.6 million in modifications made during June 30, 2025, complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans at that date. At June 30, 2024, modifications totaled $25.5 million, of which $895,000 were considered nonaccrual. Modifications made during the year ended June 30, 2024, totaled $859,000, of which all were considered nonperforming and were included in the nonaccrual loan total above. The remaining $24.6 million in modifications as of June 30, 2024, complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans at that date.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the ACL at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2025, the Company’s balance of real estate owned totaled $625,000 in non-residential properties.

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

On the basis of management’s review of the assets of the Company, at June 30, 2025, adversely classified assets totaled $50.3 million, or 1.00% of total assets as compared to $44.7 million, or 0.96% of total assets at June 30, 2024. Of the amount adversely classified as of June 30, 2025, $49.6 million was considered substandard, and none was considered doubtful. Included in adversely classified assets at June 30, 2025, were various loans totaling $49.6 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $657,000. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $18.5 million had been placed on nonaccrual status at June 30, 2025, of which $18.1 million were more than 30 days delinquent. Of the remaining $31.1 million of adversely classified loans, $438,000 were more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2025, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2025, these other loans of concern totaled $77.0 million, as compared to $48.2 million at June 30, 2024. This increase was primarily from 14 loans, mostly secured by non-owner occupied commercial real estate collateral, which properties were experiencing decreases in cashflow.

Allowance for Credit Losses. The Bank’s ACL is established through a provision for credit losses based on management’s expectation of lifetime credit losses on financial assets held at amortized cost. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. These provisions for credit losses are charged against earnings in the year they are established. The Bank had an ACL at June 30, 2025, of $51.6 million, which represented 218% of nonperforming assets as compared to an allowance of $52.5 million, which represented 497% of nonperforming assets at June 30, 2024.

At June 30, 2025, the Bank also had an ACL on off-balance sheet credit exposures of $3.9 million, as compared to $3.3 million at June 30, 2024. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The increase was attributable primarily to an increase in unfunded commitments.

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

The following table sets forth an analysis of the Bank’s ACL for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2025	2024

	(Dollars in thousands)
Allowance at beginning of period	$52,516	$47,820
Recoveries:
One- to four-family residential	46	33
Non-owner occupied commercial real estate	—	—
Owner occupied commercial real estate	—	—
Multi-family real estate	47	—
Construction and land development	—	18
Agriculture real estate	—	—
Commercial and industrial	67	37
Agriculture production	2	—
Consumer	87	38
All other loans	—	—
Total recoveries	249	126

Charge offs:
One- to four-family residential	89	46
Non-owner occupied commercial real estate	3,800	496
Owner occupied commercial real estate	122	—
Multi-family real estate	—	479
Construction and land development	1	289
Agriculture real estate	—	—
Commercial and industrial	1,508	395
Agriculture production	1,052	—
Consumer	411	350
All other loans	—	—
Total charge offs	6,983	2,055

Net charge offs	(6,734)	(1,929)
Provision for credit losses	5,847	6,625
Balance at end of period	$51,629	$52,516

Ratio of ACL to total loans outstanding at the end of the period	1.26%	1.36%
Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.56%	0.17%
Ratio of ACL to nonaccrual loans	224.08%	786.17%

Average loans outstanding by loan category:
One- to four-family residential	$962,110	$893,696
Non-owner occupied commercial real estate	861,165	868,946
Owner occupied commercial real estate	429,444	412,832
Multi-family real estate	409,836	371,390
Construction and land development	322,245	280,588
Agriculture real estate	237,495	224,555
Commercial and industrial	494,663	434,726
Agriculture production	199,828	169,940
Consumer	53,694	57,627
All other loans	4,946	3,845
Total average loans outstanding by loan category	$3,975,426	$3,718,144

Ratio of net charge offs to average loans outstanding by loan category:
One- to four-family residential	0.00%	0.00%
Non-owner occupied commercial real estate	0.44%	0.06%
Owner occupied commercial real estate	0.03%	—%
Multi-family real estate	(0.01)%	0.13%
Construction and land development	0.00%	0.10%
Agriculture real estate	—%	—%
Commercial and industrial	0.29%	0.08%
Agriculture production	0.53%	—%
Consumer	0.60%	0.54%
All other loans	—%	—%
Ratio of net charge offs to average loans outstanding during the period	0.17%	0.05%

The following table sets forth the breakdown of the ACL by loan category for the periods indicated.

	At June 30,
	2025		2024
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
One- to four-family residential	$10,274	24.20%	$10,528	24.04%
Non-owner occupied commercial real estate	12,241	21.66	19,055	23.37
Owner occupied commercial real estate	4,521	10.80	4,815	11.10
Multi-family real estate	4,329	10.31	5,447	9.99
Construction and land development	4,788	8.11	2,901	7.55
Agriculture real estate	4,194	5.97	2,107	6.04
Commercial and industrial	6,952	12.44	6,233	11.69
Agriculture production	3,374	5.03	835	4.57
Consumer	952	1.35	578	1.55
All other loans	4	0.13	17	0.10
Total allowance for credit losses	$51,629	100.00%	$52,516	100.00%

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

Investment purchases and/or sales must be authorized by the asset/liability management committee or an authorized executive officer, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors of the Bank reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as AFS must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2025, AFS securities totaled $460.8 million (not including FHLB and Federal Reserve Bank membership stock, or other equity securities without readily-determinable fair values). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

During fiscal 2025, the Company entered into derivative financial instruments, primarily interest rate swaps, to convert certain long term fixed rate loans to floating rates to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. As of June 30, 2025, the Company had executed four interest rate swaps, designated as fair value hedges, with original notional amounts totaling $60.0 million.

Debt and Other Securities. At June 30, 2025, the Company’s debt and other securities portfolio totaled $101.4 million, or 2.0% of total assets as compared to $123.0 million, or 2.7% of total assets at June 30, 2024. During fiscal 2025, the Bank had $6.9 million in maturities, $72,000 in sales, and $6.2 million in purchases of these securities. Of the securities that matured, $5.5 million was called for early redemption. At June 30, 2025, the investment securities portfolio included $24.3 million in municipal bonds, and $30.6 million in corporate obligations. Municipal bonds and corporate obligations totaling $53.4 million are subject to early redemption at the option of the issuer. The investment portfolio also included $42.5 million of asset-backed securities at June 30, 2025, all of which are subject to early redemption. The remaining portfolio consists of $4.0 million in other securities, primarily SBA pools. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2025, was 50 months. Membership stock held in the FHLB of Des Moines, totaling $9.4 million, and in the Federal Reserve Bank of St. Louis, totaling $9.1 million, along with equity stock of $929,000 in various correspondent (bankers’) banks, was not included in the above totals.

Mortgage-Backed Securities. At June 30, 2025, mortgage-backed securities (“MBS”) totaled $359.5 million, or 7.2%, of total assets, as compared to $304.9 million, or 6.6%, of total assets at June 30, 2024. During fiscal 2025, the Bank had maturities and prepayments of $61.7 million, no sales, and $86.1 million in purchases of MBS. At June 30, 2025, the MBS portfolio included $135.0 million in fixed-rate residential MBS issued by government-sponsored enterprises (GSEs), $92.0 million in fixed-rate commercial MBS issued by GSEs, and $132.5 million in fixed rate collateralized mortgage obligations (“CMOs”) issued by GSEs generally consisting of underlying residential property loans, all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. Based on projected prepayment rates, the weighted average life of the fixed rate MBS and CMOs at June 30, 2025, was 56 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2025		2024		2023
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
State and political subdivisions	$24,263	23.94%	$27,753	22.56%	$42,568	28.90%
Corporate obligations	30,642	30.23	31,277	25.42	32,538	22.09
Asset-backed securities	42,481	41.92	58,679	47.69	68,626	46.59
Other securities	3,964	3.91	5,333	4.33	3,570	2.42
Total	$101,350	100.00%	$123,042	100.00%	$147,302	100.00%

At June 30, 2025, the Company did not have any debt securities that were not carried at fair value.

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio and membership stock at June 30, 2025.

	Available for Sale Securities
	June 30, 2025
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
State and political subdivisions:
Due within 1 year	$1,147	$1,144	4.33%
Due after 1 year but within 5 years	7,165	6,864	2.34
Due after 5 years but within 10 years	15,694	14,427	2.62
Due over 10 years	2,024	1,828	4.12
Total	26,030	24,263	2.74

Corporate obligations:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	18,778	18,748	5.36
Due after 5 years but within 10 years	10,485	10,029	3.87
Due over 10 years	1,936	1,865	2.26
Total	31,199	30,642	4.67

Asset-backed securities:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	16,290	16,520	6.08
Due over 10 years	25,769	25,961	5.38
Total	42,059	42,481	5.65

Other securities:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	15	15	7.03
Due after 5 years but within 10 years	3,343	3,317	6.00
Due over 10 years	649	632	5.11
Total	4,007	3,964	5.86

Total debt and other securities	$103,295	$101,350	5.00%

The following table sets forth certain information at June 30, 2025 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2025
(Dollars in thousands)
Amounts due:
Within 1 year	$28
After 1 year through 3 years	32,242
After 3 years through 5 years	48,472
After 5 years	291,358
Total	$372,100

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2025, which have fixed, floating, or adjustable interest rates.

At June 30, 2025
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$229,295
Adjustable	142,805
Total	$372,100

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2025		2024		2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Residential MBS issued by GSEs	$138,377	$134,995	$110,918	$104,755	$97,612	$90,124
Commercial MBS issued by GSEs	96,377	92,002	65,195	59,746	60,333	53,385
CMOs issued by GSEs	137,346	132,497	148,382	140,360	135,202	126,743
Total	$372,100	$359,494	$324,495	$304,861	$293,147	$270,252

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2025:

As of June 30, 2025
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest Bearing	$100	$508,110	11.87%
1.93	None	NOW Accounts	100	1,132,299	26.45
2.69	None	Savings Accounts	100	661,115	15.44
2.88	None	Money Market Deposit Accounts	1,000	331,251	7.74

		Certificates of Deposit
3.99	6 months or less	Fixed Rate/Term	1,000	138,707	3.24
3.10	6 months or less	IRA Fixed Rate/Term	1,000	3,772	0.09
4.36	7-12 months	Fixed Rate/Term	1,000	844,334	19.72
4.19	7-12 months	IRA Fixed Rate/Term	1,000	54,312	1.27
4.14	13-24 months	Fixed Rate/Term	1,000	361,167	8.44
3.92	13-24 months	IRA Fixed Rate/Term	1,000	40,982	0.96
4.16	13-24 months	Variable Rate/Term	1,000	9,720	0.23
4.16	13-24 months	IRA Variable Rate/Term	1,000	1,439	0.03
4.25	25-36 months	Fixed Rate/Term	1,000	93,364	2.18
3.35	25-36 months	IRA Fixed Rate/Term	1,000	3,741	0.09
3.75	48 months and more	Fixed Rate/Term	1,000	88,075	2.06
2.37	48 months and more	IRA Fixed Rate/Term	1,000	8,980	0.21
				$4,281,368	100.00%

As of June 30, 2025 and 2024, an estimated $834.9 million and $719.7 million respectively, of our deposit portfolio was uninsured. At June 30, 2025, $294.3 million of the uninsured amount was collateralized and at June 30, 2024, $265.5 million of the uninsured amount was collateralized. The uninsured amounts are estimates based on the methodologies and assumptions used for Southern Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in denominations in excess of $250,000, by remaining time until maturity, as of June 30, 2025.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$119,982
Over three through six months	111,452
Over six through twelve months	148,603
Over 12 months	246,607
Total	$626,644

For additional information regarding our deposits, see Note 5, “Deposits” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2025	2024	2023

	(Dollars in thousands)
0.00 - 0.99%	$6,211	$17,862	$92,533
1.00 - 1.99%	14,021	33,395	109,564
2.00 - 2.99%	8,314	46,195	186,538
3.00 - 3.99%	240,321	149,095	109,780
4.00 - 4.99%	1,347,081	671,562	472,546
5.00 - 5.99%	32,646	412,418	93,057
6.00% and above	—	4,879	18

Total	$1,648,594	$1,335,406	$1,064,036

The following table sets forth the amount and maturities of all time deposits at June 30, 2025.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$5,505	$606	$100	$—	$—	$6,211	0.38%
1.00 – 1.99%	6,070	7,240	620	—	91	14,021	0.85
2.00 - 2.99%	3,458	3,024	1,832	—	—	8,314	0.50
3.00 - 3.99%	170,240	39,936	17,320	3,504	9,321	240,321	14.58
4.00 - 4.99%	1,011,846	233,280	64,000	33,088	4,867	1,347,081	81.71
5.00 - 5.99%	27,353	100	5,183	10	—	32,646	1.98
6.00% and above	—	—	—	—	—	—	—

Total	$1,224,472	$284,186	$89,055	$36,602	$14,279	$1,648,594	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2025			2024			2023
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)
	(Dollars in thousands)
Noninterest bearing	$508,110	11.87%	$(5,997)	$514,107	13.01%	$(83,493)	$597,600	16.04%	$170,671
NOW checking	1,132,298	26.45	(107,365)	1,239,663	31.36	(88,760)	1,328,423	35.66	156,803
Savings accounts	661,115	15.44	144,031	517,084	13.08	234,331	282,753	7.59	8,470
Money market deposit	331,251	7.74	(5,548)	336,799	8.52	(115,929)	452,728	12.15	149,116
Fixed-rate certificates which mature(1):
Within one year	1,224,472	28.60	141,901	1,082,571	27.39	392,071	690,500	18.53	312,658
Within three years	359,248	8.39	209,639	149,609	4.02	(118,907)	277,914	7.46	114,779
After three years	50,881	1.19	(45,135)	96,016	2.43	394	95,622	2.57	(2,032)
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—	—
Within three years	13,993	0.33	6,783	7,210	0.18	7,210	—	—	—
Total	$4,281,368	100.00%	$338,309	$3,943,059	100.00%	$217,519	$3,725,540	100.00%	$910,465
(1)	At June 30, 2025, 2024, and 2023, certificates in excess of $100,000 totaled $1.2 billion, $887.9 million, and $720.0 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2025	2024	2023

	(Dollars in thousands)
Beginning Balance	$3,943,059	$3,725,540	$2,815,075

Net increase before interest credited	222,536	115,813	866,073
Interest credited	115,773	101,706	44,392
Net increase in deposits	338,309	217,519	910,465

Ending balance	$4,281,368	$3,943,059	$3,725,540

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

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances as a source of funds as well. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2025, the Bank had $104.1 million in outstanding FHLB advances, including $104.1 million in fixed-rate long term advances, and no overnight borrowings. In order for the Bank to borrow from the FHLB, it has reported $1.5 billion of its residential, multi-family, and commercial real estate loans to the FHLB as eligible collateral for available credit of approximately $857.3 million, and has purchased $9.4 million in membership stock in the FHLB of Des Moines. Of the available credit, in addition to the amount advanced, $612,000 is encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, while there were no letters of credit issued to secure public unit deposits. At June 30, 2025, the Bank had additional borrowing capacity on its reported residential and commercial real estate loans pledged to the FHLB of approximately $752.6 million, as compared to $742.5 million at June 30, 2024.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2025, the Bank was approved to borrow up to $334.8 million through the discount window, but no balance was outstanding.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on SOFR. At June 30, 2025, the current rate was 7.32%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, and mature in 2035. At June 30, 2025, the carrying value was $2.8 million, and bore interest at a current coupon rate of 7.03% and an effective rate of 8.77%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2025, the carrying value was $5.6 million and bore interest at a current coupon rate of 6.38% and an effective rate of 8.75%.

In the February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.5 million at June 30, 2025, and the effective rate was 3.82%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of the periods indicated:

	Year Ended June 30,
	2025	2024	2023

	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$—	$—	$33,500
Securities sold under agreements to repurchase	15,000	9,398	—
	$15,000	$9,398	$33,500

Weighted average rate at year end	5.35%	5.39%	5.35%

The following table presents the maturity of term borrowings, along with associated weighted average rates as of June 30, 2025.

	June 30, 2025	Wtd-Avg
FHLB Advance Maturities by Fiscal Year	(dollars in thousands)	Rate
2026	$16,995	4.04%
2027	37,057	4.00
2028	45,000	4.08
2029	5,000	4.19
2030	—	—
Thereafter	—	—
Total	$104,052	4.05%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2025	2024	2023

	(Dollars in thousands)
FHLB advances
Daily average balance	$110,254	$123,986	$107,661
Weighted average interest rate	4.16%	4.03%	3.37%
Maximum outstanding at any month end	$134,352	$247,286	$231,328

Subordinated Debt
Daily average balance	$23,182	$23,130	$23,253
Weighted average interest rate	7.02%	7.53%	6.19%
Maximum outstanding at month end	$23,208	$23,156	$23,105

Other Services

The Bank offers fiduciary and investment management services through its Southern Wealth Management division. The division has traditionally offered investment management services, and in fiscal 2023, as part of the Citizens merger, added fiduciary services including trust management and employee benefits. Assets under management were $645.8 million at June 30, 2025, as compared to $575.9 million at June 30, 2024. The Bank offers commercial and consumer insurance products through Southern Insurance Services, LLC, an independent insurance agency. Commission revenue was $1.3 million for fiscal 2025, compared to $1.2 million for fiscal 2024.

Subsidiary Activities

The Bank has three active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC. In addition, the Bank has four inactive subsidiaries, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, Fortune SBA, LLC, and SMS Financial Services, Inc. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2025, the carrying value of the investment was $196,000. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2025, SB Real Estate Investments, LLC held assets of approximately $1.5 billion. Southern Bank Real Estate Investments, LLC held assets of approximately $1.3 billion. Southern Insurance Services, LLC is an entity acquired in the Gideon acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial. Fortune Investment Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the brokerage of wealth management products, with no assets or liabilities at June 30, 2025, and is currently inactive. Fortune Insurance Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the sale of commercial and consumer insurance products, and is currently inactive. Fortune SBA, LLC is an entity acquired in the Fortune acquisition, and was engaged in the origination of SBA guaranteed loans, sale of the guaranteed portion of the loan, and servicing of loans. At June 30, 2025, Fortune SBA, LLC held no assets or liabilities and is currently inactive. SMS Financial Services, Inc. is a wholly owned subsidiary of the Bank, which had no assets or liabilities at June 30, 2025, and is currently inactive.

Employees and Human Capital Resources

As of June 30, 2025, the Company had 696 full-time employees and 43 part-time employees for a total of 739 employees (collectively, our “Team Members”). The Company believes that our Team Members play the most important role in the success of a service company like the Bank, and that the Company’s relationship with its Team Members is good. None of the Company’s Team Members are represented by a collective bargaining unit.

Our human capital objectives include attracting, developing, and retaining the best available talent from a diverse pool of candidates for our team. To do so, we maintain competitive pay and benefits, regularly updating our compensation structure and periodically working with outside consultants to review our compensation and benefit programs. Additionally, the Company’s training committee identifies opportunities and paths for development of our staff, and our Company seeks to, whenever possible, fill positions by promotion from within. Among our executive team, regional and market presidents, regional retail officers, and administrative team, 55% of these leaders have been promoted to their position from within. Training opportunities include Team Member-directed pursuits, internally developed training programs, professional development conferences and seminars, as well as other programs or studies that are appropriate for Team Members based on their current position and career path.

We recognize the importance of our Team Members’ financial health, and offer benefits such as a 401(K) retirement savings plan and make both matching and profit-sharing contributions to that plan, which also includes the Company’s stock as an investment option. Our health benefit options include PPO and HSA-eligible coverage at affordable cost to participants.

Our talent acquisition practices are designed to attract top talent and foster an inclusive and respectful workplace. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with laws and regulations. Our policy is that we do not discriminate on the basis of race, color, religion, sex, gender, sexual orientation, ancestry, pregnancy, medical condition, age, marital status, national origin, citizenship status, disability, veteran status, gender identity, genetic information, or any other status protected by law. We believe that a sense of belonging is essential for providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences.

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

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, trust services issuance of securities, payment of dividends, and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice, and in other circumstances. The FRB, as the primary federal regulator of the Company and the Bank, has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking and NOW accounts). These reserves may be in the form of cash or deposits with the institution’s regional Federal Reserve Bank. In response to the COVID -19 pandemic, effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% for all account types, eliminating reserve requirements for all depository institutions, to support lending to households and businesses. At June 30, 2025 the reserve requirement continued to be 0%.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2025, the Bank had $9.4 million in FHLB stock, which was in compliance with this requirement. The Bank received $795,000 and $717,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2025 and 2024, respectively.

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

On October 18, 2022, the FDIC adopted a final rule to increase its initial base insurance assessment rate schedules by two basis points to improve the likelihood that the reserve ratio of the DIF would be restored to at least 1.35 percent by September 30, 2028. The revised assessment rate schedules became effective January 1, 2023, with the first invoice payment date of June 30, 2023.. The FDIC has authority to increase insurance assessments and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what assessment rates will be in the future.

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

Under applicable capital regulations, the minimum capital ratios to be considered adequately capitalized are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) except in the case of banking organizations that have elected to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by 0.625% each year until the buffer requirement was fully implemented on January 1, 2019. At June 30, 2025, the Bank reported risk-based capital ratios meeting the capital conservation buffer.

Under the prompt corrective action (PCA) standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. At June 30, 2025, the Bank was categorized as “well capitalized” under these prompt corrective action standards. Although only the Bank is subject to the PCA guidelines, the Company is subject to, and exceeds, the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5 percent, a tier 1 capital ratio of 6 percent, a total capital ratio of 8 percent of risk-weighted assets, and a leverage ratio of 4 percent.

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

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a financial institution. The Bank received a “satisfactory” rating during its most recent CRA examination.

In 2024 the federal banking regulators adopted a final rule that was intended to modernize the CRA. However, in February 2025, several plaintiffs jointly sued the agency challenging aspects of the final 2024 rule. In connection with that suit, the U.S. District Court for the Northern District of Texas issued a preliminary injunction that extended the CRA final rule’s effective date. In July of 2025, in consideration of the court’s injunction, the federal banking regulators proposed a rule that would rescind the 2024 CRA final rule and replace it with the 1995 CRA regulations with some conforming changes. No assurance can be given what impact the proposed rule will have on the Bank.

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

Earnings Tax. Due to its loan activity and the acquisition of Kansas City banks in fiscal 2023, the Bank is subject to a Kansas City earnings tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 1.0%.

Arkansas Taxation

General. Due to its loan activity and the acquisitions of Arkansas banks in recent periods, the Bank is subject to an Arkansas income tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 4.3%.

Illinois Taxation

General. Due to its loan activity and the acquisitions of Illinois banks in recent periods, the Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income apportioned to Illinois at the rate of 9.5%.

Kansas Taxation

Privilege Tax. Due to its loan activity and the acquisitions of Kansas banks in the most recent period, the Bank is subject to a Kansas privilege tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 4.065%.

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Future deterioration in economic conditions, particularly within our primary market area in Missouri and northern Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

●	loan delinquencies may increase;
●	problem assets and foreclosures may increase;
●	demand for our products and services may decline;
●	loan collateral may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	the need to increase the allowance for credit losses; and
●	reduction in our low-cost or noninterest-bearing deposits.

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

Inflation rose sharply beginning in late 2021 to levels not seen in more than 40 years before moderating in 2023 and 2024. While inflationary pressures have eased, inflation remains above pre-2021 levels and continues to create uncertainty for our customers and for our operating costs. Small and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Our ACL may be insufficient to absorb losses in our loan portfolio.

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

We maintain an ACL which we believe is appropriate to provide for expected losses over the life of loans in our portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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

Our determination of the appropriate level of the ACL under CECL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes over time If our estimates are incorrect, the ACL may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our ACL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL may be insufficient to absorb losses without significant additional provisions.

In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs based on judgments different than those of management, if charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and possibly capital and may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2025, our nonperforming assets were $23.7 million, or 0.47% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

Our construction loan portfolio, which totaled $332.4 million, or 8.2% of loans, net, at June 30, 2025, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional one-to-four-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction credit losses because independent appraisers or project engineers inaccurately estimate the cost or value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2025, 55.9% of our loans, net, consisted of commercial real estate, excluding construction as previously mentioned above, and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. At June 30, 2025, our loan portfolio included $1.8 billion of commercial real estate loans and $510.3 million of commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our operating results and financial condition. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment).

Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to a single loan or credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our ACL due to the increased risk characteristics associated with these types of loans. Any increase to our provision credit losses would adversely affect our operating results and financial condition. Any delinquent payments or the failure to repay these loans would hurt our operating results and financial condition.

Our loan portfolio possesses risk due to our agricultural lending.

Our agricultural real estate loans totaled $245.0 million, or 6.1% of our loan portfolio, net, at June 30, 2025. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on one-to-four-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio.

Our agricultural production and equipment loans totaled $206.1 million, or 5.09%, of our loan portfolio, net, at June 30, 2025, these loans. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral.

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

In assessing the potential credit losses of investment securities, we are required to evaluate instances in which the fair value of particular securities are less than their amortized cost basis. The evaluation considers factors including; past events, current conditions, and reasonable & supportable forecasts, and the Company’s ability and intent to hold the security until maturity. A qualitative determination is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at June 30, 2025, or June 30, 2024.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is due to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in losses realized on these assets and lead to provision for credit loss charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2025, we did not incur any credit impairments on our securities portfolio.

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;
●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, or at all, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
●	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;
●	We expect our net interest income will increase following our acquisitions; however, we also expect our general and administrative expenses to increase; and
●	We have completed seven acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. See “Government Supervision and Regulation.”

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

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC, the Missouri Division of Finance, and the Federal Reserve. The FDIC, the Missouri Division of Finance, and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution’s operations, require the institution to reclassify assets, determine the adequacy of the institution’s ACL and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. See “Government Supervision and Regulation.”

The Federal Reserve as our primary federal bank regulator and the Missouri Division of Finance regulate the activities in which the Bank may engage primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Regulatory changes regarding card interchange fee income do not currently apply to us but could change in the future. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “Government Supervision and Regulation – Guidance on Commercial Real Estate Concentrations”). For the purposes of this guidance, “commercial real estate” includes, among other types, construction and land development loans, multi-family residential loans, and non-owner occupied nonresidential loans, which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the ACL includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months.

The Bank’s concentration in non-owner occupied commercial real estate loans was 301.1% of Tier 1 capital and ACL at June 30, 2025, as compared to 317.5% as of June 30, 2024, with these loans representing 40.1% of total loans at June 30, 2025. The 36-month growth rate at June 30, 2025, inclusive of acquisitions, was 49.5%. The Company’s non-owner occupied commercial real estate loans was 288.6% of Tier 1 capital and ACL at June 30, 2025, as compared to 305.3% as of June 30, 2024.

The Company’s non-owner occupied commercial real estate includes other nonfarm nonresidential real estate (156.0% as a percentage of Tier 1 capital and ACL), multifamily properties (74.2% as a percentage of Tier 1 capital and ACL), and construction and land development (58.4% as a percentage of Tier 1 capital and ACL). The majority of these loans are concentrated within the company’s primary operational footprint. The other nonfarm nonresidential real estate portfolio includes a variety of collateral types, with hospitality (hotels/restaurants), care facilities, strip centers, retail stand-alone, and storage units are the most common. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers, which can be defined as non-mall shopping centers with a variety of tenants.

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

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2025, our net deferred tax asset was $9.4 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2025. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

As of June 30, 2025, we had outstanding $24.3 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $23.2 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity, Risk Management, Strategy and Governance

There continues to be a rise in electronic fraudulent activity security breaches and cyber-attacks within the financial services industry. We are confronted with a spectrum of cyber threats, ranging from common attacks such as ransomware to sophisticated, organized assaults by nation-state actors. These risks extend to our customers, shareholders, suppliers, and partners. Maintaining resilience in our cybersecurity posture is not just a priority but a fundamental necessity to safeguard our operations, performance, and to maintain customer confidence in our financial services.

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

Oversight and Identification of Risks Associated with Third Parties

Third party risk management is a component of our vendor management program. New vendors are reviewed prior to onboarding to ensure proper oversight and identify potential risks. Ongoing monitoring of emerging risks related to third-party services providers is performed periodically according to the vendor’s risk rating. Vendor reviews include risk reviews for financial, reputation, information security, cybersecurity and business resiliency risk. These reviews are reported to the IT Committee and Board of Directors for approval..

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

Management and Board Oversight of Cybersecurity Risks

Our cybersecurity program is managed by the Information Security Officer who leads our IS team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Information Security Officer provides periodic reports to the IT Committee and Board of Directors. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation, and remediation of cybersecurity incidents. The Chief Operations Officer, Chief Risk Officer, and board-level risk committees of the Bank provide comprehensive reports to the full Board of Directors regarding pertinent cybersecurity risk management topics.

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

Item 2. Description of Properties

At June 30, 2025, the Bank operated from its headquarters, 62 full-service branch offices, two limited-service branch offices, and two LPOs. The Bank owns the office building and related land in which its headquarters are located, and 59 of its branch offices. The remaining five branch offices and two loan production offices are either leased or partially owned.

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

Greg A. Steffens, age 58, the Company’s Chairman of the Board (“Chairman”), and Chief Executive Officer (“CEO”), joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 34 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri. Effective July 1, 2022, Mr. Steffens became Chairman and CEO of the Company.

Matthew T. Funke, age 48, the Company’s President and Chief Administrative Officer, joined our Company in 2003. He has more than 25 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas. Effective July 1, 2022, Mr. Funke was promoted to President and Chief Administrative Officer of the Company and to President and CEO of the Bank. He was also named a director of the Bank.

Stefan Chkautovich, age 40, became the Company’s Chief Financial Officer and Principal Accounting Officer on September 18, 2023. In November, 2024, Mr. Chkautovich was appointed the Principal Financial Officer of the Company. Mr. Chkautovich, has over 18 years of banking experience, having most recently been Chief Financial Officer of Midwest Regional Bank (St. Louis, Missouri) for two years. Prior to that, Mr. Chkautovich worked at Kennedy Capital Management (St. Louis, Missouri) as assistant portfolio manager of Kennedy Capital’s Bank Sector Strategy and a financial analyst focusing on the financial services sector for six years. Mr. Chkautovich also served in several positions as an examiner for the Federal Reserve Bank at St. Louis, for over nine years, with the last one being

Senior Bank Examiner, and is a commissioned bank examiner. Mr. Chkautovich holds a Bachelor of Science Degree in Business Administration- Finance from the University of Dayton, Dayton, Ohio.

Kimberly A. Capps, age 57, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 32 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, enterprise data and delivery, and banking applications. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Justin G. Cox, age 45, is our Chief Banking Officer and has joint oversight for loan production activity, wealth management and retail banking. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market until 2017, when he was named Regional President for the Bank’s west region. Mr. Cox has more than 22 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 59, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 35 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 61, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 32 years of experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Brett A. Dorton, age 53, the Company’s Chief Strategies Officer, joined our Company in November 2018, through the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 19 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, and will serve a key role in future merger and acquisition activity. Mr. Dorton has 29 years of experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

Lance K. Greunke, age 54, the Company’s Chief Risk Officer, joined our Company in February 2022 through the Fortune acquisition. Mr. Greunke is responsible for the oversight of the Company’s information security, information technology, internal audit, loan review, BSA, CRA, and compliance functions. Mr. Greunke began his banking career as a part-time teller at Southern Commercial Bank (St. Louis, Missouri) in 1988. Mr. Greunke’s full-time banking career began in 1992 as a staff accountant at Central West End Bank, AFSB (St. Louis, Missouri) where he progressed to Chief Financial Officer. In 2006, after the sale of Central West End Bank, Mr. Greunke joined Reliance Bancshares, Inc. (St. Louis, Missouri), a publicly traded bank holding company as a banking subsidiary Controller. In 2008, Mr. Greunke was Section 32 qualified by the FDIC and Federal Reserve Bank to serve as EVP and CFO of Concord Bancshares, Inc. and Concord Bank (St. Louis, Missouri) and during his tenure he was named Interim President of Concord Bank. In 2012, Mr. Greunke joined Fortune Financial Corporation and FortuneBank (St. Louis, Missouri) as EVP and CFO and in 2016 was promoted to President with oversight of the bank’s daily operations. Mr. Greunke holds a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Missouri, St. Louis, Missouri.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At September 8, 2025, there were 11,290,667 shares of common stock outstanding and approximately 468 common stockholders of record. Certain shares are held in “nominee” or “street” name and accordingly the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Stock Repurchases

From time to time, the Company has utilized share repurchase programs. The most recent time this was done, May 20, 2021, the Company announced its intention to repurchase up to 445,000 shares of its common stock, or approximately 5.0% of its outstanding common shares at the time. The shares are purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares are held as treasury shares to be used for general corporate purposes. As of June 30, 2025, 231,000 of these shares had been purchased at an average purchase price of $43.11 per share of which none were repurchased during fiscal 2025.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2025.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
04/01/25 - 04/30/25 period	—	$—	—	213,580
05/01/25 - 05/31/25 period	—	—	—	213,580
06/01/25 - 06/30/25 period	—	—	—	213,580
(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Stockholder Return Performance Graph Information

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
300
250
200
150
100
50
Index Value
Southern Missouri Bancorp, Inc.
KBW NASDAQ Bank Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Midwest Region Index
06/30/20
06/30/21
06/30/22
06/30/23
06/30/24
06/30/25

	Period Ending
Index	6/30/20	6/30/21	6/30/22	6/30/23	6/30/24	6/30/25
Southern Missouri Bancorp, Inc.	100.00	188.77	193.11	167.19	199.61	246.84
KBW NASDAQ Bank Index	100.00	173.10	143.29	117.88	159.55	219.86
S&P U.S. SmallCap Banks Index	100.00	168.09	155.51	126.53	155.64	192.40
S&P U.S. BMI Banks - Midwest Region Index	100.00	162.61	143.56	116.10	152.45	186.37

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

(Dollars in thousands)	At June 30,
Financial Condition Data:	2025	2024	2023	2022	2021
Total assets	$5,019,607	$4,604,316	$4,360,211	$3,214,782	$2,700,530
Loans receivable, net	4,048,961	3,797,287	3,571,078	2,686,198	2,200,244
Mortgage-backed securities	359,494	304,861	270,252	170,585	138,341
Cash, interest-bearing deposits and investment securities	294,455	184,437	202,523	156,369	193,250
Deposits	4,281,368	3,943,059	3,725,540	2,815,075	2,330,803
Securities sold under agreement to repurchase	15,000	9,398	—	—	—
Borrowings	104,052	102,050	133,514	37,957	57,529
Subordinated debt	23,208	23,156	23,105	23,055	15,243
Stockholder's equity	544,692	488,748	446,058	320,772	283,423

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2025	2024	2023	2022	2021
Interest income	$277,365	$248,375	$176,416	$116,867	$109,475
Interest expense	122,749	108,892	49,671	13,300	16,789

Net interest income	154,616	139,483	126,745	103,567	92,686
Provision (benefit) for credit losses	6,523	3,600	17,061	1,487	(1,024)

Net interest income after provision (benefit) for credit losses	148,093	135,883	109,684	102,080	93,710

Noninterest income	27,984	24,844	26,204	21,203	20,042
Noninterest expense	102,083	97,617	86,425	63,379	54,047

Income before income taxes	73,994	63,110	49,463	59,904	59,705
Income taxes	15,416	12,928	10,226	12,735	12,525
Net Income	$58,578	$50,182	$39,237	$47,169	$47,180

Basic earnings per share available to common stockholders	$5.19	$4.42	$3.86	$5.22	$5.22
Diluted earnings per share available to common stockholders	$5.18	$4.42	$3.85	$5.21	$5.22
Dividends per share	$0.92	$0.84	$0.84	$0.80	$0.62

	At June 30,
Other Data:	2025	2024	2023	2022	2021
Number of:
Real Estate Loans	10,272	10,073	9,707	9,190	8,506
Deposit Accounts	156,155	151,374	144,219	107,038	100,407
Full service offices	63	63	63	49	47
Limited service offices	2	3	3	2	2
Loan production offices	2	2	—	—	—

	At or for the year ended June 30,
Key Operating Ratios:	2025	2024	2023	2022	2021
Return on assets (net income divided by average assets)	1.21%	1.10%	1.03%	1.59%	1.79%

Return on average common equity (net income available to common stockholders divided by average common equity)	11.37	10.74	10.39	15.44	17.69

Average equity to average assets	10.63	10.25	9.91	10.30	10.14

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	2.84	2.71	3.21	3.61	3.61

Net interest margin (net interest income as a percentage of average interest-earning assets	3.40	3.27	3.54	3.72	3.77

Noninterest expense to average assets	2.11	2.14	2.27	2.14	2.05

Average interest-earning assets to average interest-bearing liabilities	120.71	121.96	123.57	124.20	122.59

Allowance for credit losses to gross loans(1)	1.26	1.36	1.32	1.22	1.49

Allowance for credit losses to nonperforming loans(1)	224.08	786.17	624.93	806.02	566.16

Net charge-offs (recoveries) to average outstanding loans during the period	0.17	0.05	0.02	0.00	0.03

Ratio of nonperforming assets to total assets(1)	0.47	0.23	0.26	0.20	0.30

Dividend payout ratio	17.72	18.98	22.00	15.25	11.87
(1)	Total loans before ACL and deferred loan fees at end of period.

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

Southern Bank’s noninterest income consists primarily of fees charged on transaction and loan accounts, interchange income from customer debit and ATM card use, gains on sales of loans, trust and wealth management services, insurance brokerage commissions, and increased cash surrender value of bank owned life insurance (BOLI). Southern Bank’s operating expenses include: employee compensation and benefits, occupancy and data processing expenses, legal and professional fees, federal deposit insurance premiums, amortization of intangible assets, and other general and administrative expenses.

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

Allowance for Credit Losses. The Company's ACL is its estimate of credit losses expected in the loan portfolio, on unfunded lending commitments, and held-to maturity securities over the expected life of those assets or in securities available-for-sale when credit loss is identified, which is limited to the difference in fair value and cost. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including single family residential real estate, are individually smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the ACL as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 1 and Note 3 to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and in the “Financial Condition – Loans” and “Allowance for Credit Losses” sections of this Item 7.

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2025, with total assets of $5.0 billion at June 30, 2025, reflecting an increase of $415.3 million, or 9.0%, as compared to June 30, 2024. Asset growth was attributable mainly to increases in loans, cash and cash equivalents, and available-for-sale (AFS) securities.

Cash and cash equivalents. Cash and cash equivalents were $192.9 million at June 30, 2025, an increase of $132.0 million, or 216.7%, as compared to June 30, 2024. The increase was primarily a result of organic deposit growth, in addition to growth in brokered certificates of deposits, during the period, partially offset by the funding of loan growth. Total deposits were $4.3 billion at June 30, 2025, an increase of $338.3 million, or 8.6% as compared to June 30, 2024.

Investments. AFS securities were $460.8 million at June 30, 2025, an increase of $32.9 million, or 7.7%, as compared to June 30, 2024. The increase was primarily attributable to increased holdings of residential and commercial mortgage-backed securities.

Loans. Loans, net of the ACL, were $4.0 billion at June 30, 2025, an increase of $251.7 million, or 6.6%, as compared to June 30, 2024. Gross loans increased by $250.7 million, while the ACL attributable to outstanding loan balances decreased $887,000, or 1.7%, as compared to June 30, 2024. See, “Allowance for Credit Losses” below.

The increase of $250.7 million in gross loan balances, net of fair value adjustments, was attributable to growth in residential real estate loans, commercial and industrial loans, drawn construction loan balances, multi-family real estate loans, and agricultural production draws. This was partially offset by payoffs and paydowns in non-owner occupied commercial real estate and consumer loans.

Nonperforming loans (NPLs) were $23.0 million, or 0.56% of gross loans, at June 30, 2025, as compared to $6.7 million, or 0.17% of gross loans, at June 30, 2024. Nonperforming assets (NPAs) were $23.7 million, or 0.47% of total assets, at June 30, 2025, as compared to $10.6 million, or 0.23% of total assets, at June 30, 2024.

Allowance for Credit Losses. ACL at June 30, 2025, totaled $51.6 million, representing 1.26% of gross loans and 224% of nonperforming loans, as compared to an ACL of $52.5 million, representing 1.36% of gross loans and 786% of nonperforming loans, at June 30, 2024. The Company has estimated its expected credit losses as of June 30, 2025, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant uncertainty as borrowers adjust to relatively high market interest rates, although the

Federal Reserve has reduced short-term rates somewhat during this fiscal year. The decrease in the ACL was primarily attributable to net charge-offs, which reduced the required reserves for individually evaluated loans, as well as a decline in certain qualitative adjustments relevant to assessing expected credit losses. This decrease was partially offset by higher required reserves for pooled loans, reflecting management’s updated view of a deteriorating economic outlook and an increase in modeled loss drivers compared to the prior assessment as of June 30, 2024. Additional provisions were also recorded to support loan growth and overdraft exposures during fiscal year 2025. For fiscal year 2025, net charge offs totaled $6.7 million, or 0.18% as a percentage of average loans, as compared to $1.9 million, or 0.05% as a percentage of average loans, for fiscal year 2024. The increase in net charge offs in fiscal 2025 were primarily attributable to a $3.8 million special-purpose CRE loan, a $987,000 agricultural credit relationship with suspected fraudulent activity, and a $742,000 commercial and industrial charge off related to a commercial contractor. See also, “Provision for Credit Losses, under Comparison of Operating Results for the Years Ended June 30, 2025 and 2024” and Note 1 and Note 3 of the Notes to Consolidated Financial Statements, “Critical Accounting Policies”, “Financial Condition – Allowance for Credit Losses” in this Item 7, and “Asset Quality” in Item 1 of this Form 10-K.

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

●National, regional, and local economic trends and/or conditions

●Changes and/or trends in the nature, volume, or terms of the loan portfolio

●Experience, ability, and depth of lending management and staff

●Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

●Concentrations of credit

●Changes in collateral values

●Agricultural economic conditions

●Risks from regulatory, legal, or competitive factors

●Quantified supported model adjustments and general imprecision adjustments

Specifically, management considered the following primary items in its estimate of the ACL:

●	economic conditions and projections as provided by the Federal Open Market Committee (FOMC) were utilized in the Company’s estimate at June 30, 2025. Economic factors considered in the projections included national levels of unemployment using the high bound of the FOMC’s central tendency, and national rates of inflation-adjusted growth in the gross domestic product using the low bound of the FOMC’s central tendency. Economic conditions have modestly declined, relative to June 30, 2024;

●	the pace of growth of the Company’s loan portfolio, exclusive of acquisitions, relative to overall economic growth. This measure is considered to be a moderate and slightly decreasing risk factor, relative to June 30, 2024;

●	levels and trends for loan delinquencies nationally and in the region. This is considered to be a low and slightly increasing risk factor, relative to June 30, 2024.

Premises and Equipment. Premises and equipment remained unchanged at $96.0 million, as compared to June 30, 2024. Increases primarily in premises, furniture, fixtures, equipment, and right-of-use assets, were offset by depreciation.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain mergers. At June 30, 2025, the cash surrender value of all such policies was $75.7 million, up $2.1 million, or 2.8%, as compared to June 30, 2024.

Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible which was amortized over a seven-year period using the straight-line method. The February 2018 acquisition of SMB-Marshfield resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible which was amortized over a seven-year period using the straight-line method. The November 2019 Gideon acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The May 2020 Central Federal Acquisition resulted in a bargain purchase gain of $123,000 and a $540,000 core deposit intangible which is being amortized over a six-year period using the straight-line method. The December 2021 Cairo acquisition resulted in goodwill of $442,000 and a $168,000 core deposit intangible which is being amortized over a seven-year period using the straight-line method. The February 2022 Fortune acquisition resulted in goodwill of $12.8 million and a $1.6 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The January 2023 Citizens merger resulted in goodwill of $23.5 million, as well as a $22.1 million core deposit intangible which is being amortized over a ten-year period using the straight-line method, and a $2.6 million intangible related to the acquired trust and wealth management business line which is being amortized over a ten-year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually.

Deposits. Deposits were $4.3 billion at June 30, 2025, an increase of $338.3 million, or 8.6%, as compared to June 30, 2024. The deposit portfolio saw increases in certificates of deposit and savings accounts, which were partially offset by decreases in interest bearing transaction accounts, noninterest-bearing transaction accounts, and money market deposit accounts.

Public unit balances totaled $550.8 million at June 30, 2025, a decrease of $43.8 million compared to June 30, 2024. Brokered deposits, comprised of certificates and money market deposits, totaled $235.1 million at June 30, 2025, an increase of $61.3 million compared to June 30, 2024. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements. We continued to utilize reciprocal deposit programs, and at June 30, 2025, we had placed deposits of $517.4 million through reciprocal programs, down from $575.3 million a year earlier. At June 30, 2025, $260.0 million of this total reflected deposits we had placed on behalf of our public unit depositors, down from $361.0 million a year ago. The average loan-to-deposit ratio for the fourth quarter of fiscal 2025 was 94.5%, as compared to 96.3% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $104.1 million at June 30, 2025, an increase of $2.0 million, or 2.0%, as compared to June 30, 2024. For both periods, the borrowings consisted only of term advances, with no overnight borrowings.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.8 million at June 30, 2025 and at June 30, 2024. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.6 million at June 30, 2025 and at June 30, 2024. In connection with the Fortune acquisition, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.5 million at June 30, 2025, as compared to $7.6 million at June 30, 2024.

Stockholders’ Equity. The Company’s stockholders’ equity was $544.7 million at June 30, 2025, an increase of $55.9 million, or 11.4%, as compared to June 30, 2024. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $6.1 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. The AOCL totaled $11.4 million at June 30, 2025, as compared to $17.5 million at June 30, 2024. The Company does not hold any securities classified as held-to-maturity.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

Net Income. The Company’s net income for the fiscal year ended June 30, 2025, was $58.6 million, an increase of $8.4 million, or 16.7%, as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2025 was $154.6 million, an increase of $15.1 million, or 10.8%, when compared to the prior fiscal year. The increase was attributable to a 6.7% increase in the average balance of interest-earning assets, and an increase in the net interest margin, from 3.27% to 3.40%. Average earning asset balance growth was due primarily to loan growth, increases in investment securities, and funds held with correspondent banks. The increase in earning asset yields, primarily attributable to the increase in loan yields, more than offset the increase in average cost of funding, contributed to the expansion in net interest margin as compared to 2024.

Interest Income. Interest income for fiscal 2025 was $277.4 million, an increase of $29.0 million, or 11.7%, when compared to the prior fiscal year. The increase was due to an increase of $286.1 million, or 6.7%, in the average balance of interest-earning assets, combined with a 27-basis point increase in the average yield earned on interest-earning assets, from 5.82% in fiscal 2024, to 6.09% in fiscal 2025.

Interest income on loans receivable for fiscal 2025 was $250.8 million, an increase of $28.3 million, or 12.7%, when compared to the prior fiscal year. The increase was due to a $257.3 million, or 6.9%, increase in the average balance of loans receivable, combined with a 33-basis point increase in the average yield earned on loans receivable. The increase in the average yield was attributed to originations and repricing of loans and borrower refinancings at current higher market interest rates compared to the average loan portfolio rates of the prior fiscal year.

Interest income on the investment portfolio and other interest-earning assets was $26.5 million for fiscal 2025, an increase of $656,000, or 2.5%, when compared to the prior fiscal year. This increase was attributable to a $28.8 million, or 5.2%, increase in the average balance of such assets. The increase in these average balances were due to increases in mortgage-backed and collateralized mortgage obligations, and correspondent balances. This was partially offset by decreases in other investment securities and FHLB stock, and a decrease in the average yield of this portfolio of 12 basis points, to 4.59%, in fiscal 2025. The decrease in yield was primarily attributable to the decrease in the short end of the yield curve compared to the year ago.

Interest Expense. Interest expense was $122.7 million for fiscal 2025, an increase of $13.9 million, or 12.7%, when compared to the prior fiscal year. The increase was due to a 14-basis point increase in the average rate paid on interest-bearing liabilities, to 3.25% in fiscal 2025, from 3.11% in fiscal 2024, combined with an increase of $273.4 million, or 7.8%, in the average balance of interest-bearing liabilities.

Interest expense on deposits was $115.8 million for fiscal 2025, an increase of $14.1 million, or 13.8%, as compared to the prior fiscal year. The increase was due to a 15-basis point increase in the average rate paid on interest-bearing deposits, combined with the $282.2 million, or 8.4%, increase in the average balance of those deposits. The increase in the average rate paid on deposits was attributable primarily to deposits rates, particularly certificates of deposits and savings accounts, adjusting up to higher market interest rates over the course of fiscal 2025, when compared to average rates in fiscal 2024.

Interest expense on securities sold under agreements to repurchase was $766,000 for fiscal 2025, an increase of $315,000, or 69.8%, when compared to the prior fiscal year. The increase was due primarily to a $4.9 million, or 52.5%, increase in the average balance of these securities sold and a 55-basis point increase in the average rate paid on advances. The increase in the average rate paid was attributable primarily to the term advances being made in a rate environment with higher market interest rates, compared to the portfolio of term advances in the prior year.

Interest expense on FHLB advances was $4.6 million for fiscal 2025, a decrease of $411,000, or 8.2%, when compared to the prior fiscal year. The decrease was due primarily to a $13.7 million, or 11.1%, decrease in the average balance of these advances, which was partially offset by a 13-basis point increase in the average rate paid on advances. The increase in the average rate paid was attributable primarily to the maturity of term advances with interest rates below the portfolio’s average rate.

Interest expense on subordinated debt was $1.6 million for fiscal year 2025, a decrease of $114,000, or 6.5%, when compared to the prior fiscal year. The decrease was due primarily to a 51-basis point decrease in the average rate paid on subordinated debt. The decrease in the average rate paid was attributable primarily to lower market interest rates over the course of the fiscal year, which impacted adjustable-rate debt.

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $6.5 million for fiscal 2025, as compared to a PCL of $3.6 million for the prior fiscal year. In fiscal 2025, the Company had a $5.8 million PCL for on-balance sheet exposure and a $676,000 PCL for off-balance sheet exposures. The increase was primarily attributable to providing for net charge-offs and to support loan growth, in addition to an increase in unfunded balances and an increase in the expected funding rate on available credit.

Noninterest Income. Noninterest income was $28.0 million for fiscal 2025, an increase of $3.1 million, or 12.6%, when compared to the prior fiscal year. In the prior year, $1.5 million net realized losses on AFS securities were recognized, compared to a net realized gain of $48,000 in fiscal 2025. In addition, the increase was attributable to increased other loan fees and deposit account charges and related fees. The increase in other loan fees was primarily due to an increase in loan origination volume, in both commercial and residential real estate loans. Increased deposit account charges and related fees were primarily attributable to an increase in non-sufficient fund activity and an increase in maintenance and activity fees collected. These increases were partially offset by lower other income, loan late charges, and loan servicing fees. The decrease in other noninterest income was associated with the change in accounting for realization of tax credits, as the Company has adopted the proportional amortization method under ASU 2023-02, which results in a direct reduction to the provision for income taxes in fiscal 2025. This has resulted in lower other fee income for fiscal 2025 of $701,000, as current year tax credit amortization for investments accounted for under proportional amortization reduces tax provisions. Loan servicing fees were negatively impacted by the recognition of a change in the fair value of mortgage servicing rights, which resulted in a negative adjustment of $108,000 in fiscal 2025, as compared to a benefit of $131,000 in fiscal 2024, due to changes in market rates and prepayment assumptions.

Noninterest Expense. Noninterest expense was $102.1 million for fiscal 2025, an increase of $4.5 million, or 4.6%, when compared to the prior fiscal year. The increase was primarily attributable to increases in compensation and benefits and legal and professional fees. The increase in compensation and benefits as compared to the prior year period was primarily due to increased headcount, as well as annual merit increases and inflation adjustments. The Company experienced elevated legal and professional fees associated with consulting costs related to a performance improvement project with one-time cost for this review totaling $840,000 and consulting expenses to negotiate a new contract with a large vendor totaling $425,000. These increases as compared to the prior year were partially offset by decreases in intangible amortization expense, as the core deposit intangible recognized in an older merger was fully amortized in the second quarter of fiscal 2025, and by reduced telecommunication expenses.

Provision for Income Taxes. The Company recorded an income tax provision of $15.4 million for fiscal 2025, an increase of $2.5 million, or 19.2%, as compared to the prior fiscal year, which was attributable to higher pre-tax income and an adjustment of tax accruals of $650,000 attributable to completed merger activity. This was partially offset by the change in accounting for recognition of tax credits accounted for under proportional amortization, as mentioned above. The effective tax rate was 20.8% for fiscal 2025, as compared to 20.5% for fiscal 2024.

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

Interest expense on deposits was $101.7 million for fiscal 2024, an increase of $57.3 million, or 129.1%, as compared to the prior fiscal year. The increase was due to a 143-basis point increase in the average rate paid on interest-bearing deposits, combined with the $582.7 million, or 21.1%, increase in the average balance of those deposits. The increase in the average rate paid on deposits was attributable primarily to higher market interest rates and a more competitive deposit environment over the course of fiscal 2024.

Interest expense on securities sold under agreements to repurchase were $451,000 for fiscal 2024, an increase of $238,000, or 111.7%, when compared to the prior fiscal year. The increase was due primarily to a $5.3 million, or

126.6%, increase in the average balance of these securities sold, which was partially offset by a 33-basis point decrease in the average rate paid on advances. The decrease in the average rate paid was attributable primarily to the remaining term advances being made in a rate environment with lower market interest rates, compared to the portfolio of term advances in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary potential sources of funds include deposit growth, FHLB advances, amortization and prepayment of loan principal, investment maturities and sales, and capital generated from ongoing operations. While scheduled repayments on loans and securities as well as the maturity of short-term investments are a relatively predictable source of funding, deposit flows and loan and security prepayment rates are significantly influenced by factors outside of the Bank’s control, including general economic conditions and market competition. The Bank has relied on FHLB advances as a stable source for funding cash or liquidity needs, particularly for longer maturities.

The Bank uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals, and to meet operating expenses. At June 30, 2025, the Bank had outstanding commitments to extend credit of $944.0 million (including $596.9 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $200.2 million at rates ranging from 4.75% to 8.28%, with a weighted-average rate of 6.96%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2025, Southern Missouri increased deposits by $338.3 million and FHLB advances by $2.0 million. During the prior fiscal year, the Bank increased deposits by $226.9 million, and decreased FHLB advances by $31.5 million. At June 30, 2025, the Bank reported $1.5 billion of its single-family residential, home equity, and commercial real estate loan portfolios as eligible collateral to the FHLB for available credit of approximately $857.3 million, of which $104.1 million was advanced, while $612,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB. The Bank had also pledged $386.2 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve Bank of St. Louis’s discount window for available credit of approximately $334.8 million, as of June 30, 2025, none of which was advanced. In addition, as of June 30, 2025, the Bank had other assets available to pledge to the FHLB and Federal Reserve to access additional liquidity. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $2.2 billion as most recently reported by the FHLB as of June 30, 2025, which means that an amount up to $2.1 billion may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve Bank of St. Louis, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2025, the Bank had $1.2 billion in CDs maturing within one year and $2.6 billion in non-maturity deposits, as compared to $1.1 billion in CDs maturing within one year and $2.6 billion in non-maturity deposits as of June 30, 2024. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2025, the Bank had no overnight advances from the FHLB, $17.0 million in term FHLB advances maturing within one year, and $87.1 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, none was eligible for early redemption by the lender within one year.

We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. At June 30, 2025, we had other future obligations and accrued expenses of $27.3 million. Based on our current capital allocation objectives, during fiscal 2025 we project expending approximately $7.0 million to $10.0 million of cash for capital investment in technology, property, plant and equipment. In addition, for the fiscal year ending June 30, 2025, we project that our fixed commitments will include (i) $1.5 million of operating and finance lease and other fixed payments and (ii) $1.6 million of scheduled interest payments on subordinate notes. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

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

At June 30, 2025, the Bank exceeded regulatory capital requirements with tier 1 capital, total risk-based capital, and common equity tier 1 capital of $494.2 million, $545.3 million and $494.2 million, respectively. The Bank’s tier 1 capital represented 10.05% of total adjusted assets and 12.09% of total risk-weighted assets, while total risk-based capital was 13.34% of total risk-weighted assets, and common equity tier 1 capital was 12.09% of total risk-weighted assets. To be considered adequately capitalized under the FDIC Prompt Corrective Action (PCA) guidelines, the Bank must maintain tier 1 capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and common equity tier 1 capital of 4.5% of risk-weighted assets. To be considered well capitalized, the Bank must maintain tier 1 capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and common equity tier 1 capital of 6.5% of risk-weighted assets.

At June 30, 2025, the Company exceeded regulatory capital requirements with tier 1 capital, total risk-based capital, and common equity tier 1 capital of $517.8 million, $577.2 million and $502.2 million, respectively. The Company’s tier 1 capital represented 10.61% of total adjusted assets and 12.51% of total risk-weighted assets, while total risk-based capital was 13.95% of total risk-weighted assets, and common equity tier 1 capital was 12.14% of total risk-weighted assets. Under 12 CFR Part 217 -- Capital Adequacy of Bank Holding Companies, Savings and Loan Holding Companies, and State Member Banks (Regulation Q), the Company is subject to the following minimum regulatory capital requirements: common equity tier 1 capital ratio of 4.5%, tier 1 capital ratio of 6%, total capital ratio of 8% of risk-weighted assets, and leverage ratio of 4%.

See Item 1 – Business – Regulation, and Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional detail on the Company’s capital requirements.

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

	Years Ended June 30,
	2025			2024			2023
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$3,175,179	$190,062	5.99%	$3,009,263	$168,894	5.61%	$2,585,065	$126,315	4.89%
Other loans (1)	800,247	60,784	7.60	708,881	53,618	7.56	589,625	35,909	6.09
Total net loans	3,975,426	250,846	6.31	3,718,144	222,512	5.98	3,174,690	162,224	5.11
Mortgage-backed securities	356,293	16,567	4.65	304,778	14,631	4.80	241,642	6,967	2.88
Investment securities (2)	130,445	5,808	4.45	165,307	6,877	4.16	118,386	5,324	4.50
Other interest-earning assets	91,278	4,144	4.54	79,116	4,355	5.50	42,287	1,901	4.50
TOTAL INTEREST- EARNING ASSETS (1)	4,553,442	277,365	6.09	4,267,345	248,375	5.82	3,577,005	176,416	4.93
Other noninterest-earning assets (3)	291,057	—	—	290,952	—	—	234,047	—	—
TOTAL ASSETS	$4,844,499	277,365	—	$4,558,297	248,375	—	$3,811,052	176,416	—

Interest-bearing liabilities:
Savings accounts	$584,185	15,733	2.69	$382,713	8,176	2.14	$286,959	1,623	0.57
NOW accounts	1,153,650	22,249	1.93	1,265,325	26,528	2.10	1,280,134	17,756	1.39
Money market accounts	338,132	9,735	2.88	403,170	12,596	3.12	382,032	7,846	2.05
Certificates of deposit	1,548,584	68,056	4.39	1,291,163	54,406	4.21	810,570	17,167	2.12
TOTAL INTEREST- BEARING DEPOSITS	3,624,551	115,773	3.19	3,342,371	101,706	3.04	2,759,695	44,392	1.61
Borrowings:
Securities sold under agreements to repurchase	14,330	766	5.35	9,398	451	4.80	4,148	213	5.13
FHLB advances	110,254	4,582	4.16	123,986	4,993	4.03	107,661	3,627	3.37
Junior subordinated debt	23,182	1,628	7.02	23,130	1,742	7.53	23,253	1,439	6.19
TOTAL INTEREST- BEARING LIABILITIES	3,772,317	122,749	3.25	3,498,885	108,892	3.11	2,894,757	49,671	1.72
Noninterest-bearing demand deposits	523,710	—	—	561,004	—	—	522,159	—	—
Other liabilities	33,370	—	—	31,366	—	—	16,484	—	—
TOTAL LIABILITIES	4,329,397	122,749	—	4,091,255	108,892	—	3,433,400	49,671	—
Stockholders’ equity	515,102	—	—	467,042	—	—	377,652	—	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,844,499	122,749	—	$4,558,297	108,892	—	$3,811,052	49,671	—

Net interest income		$154,616			$139,483			$126,745
Interest rate spread (4)			2.84%			2.71%			3.21%
Net interest margin (5)			3.40%			3.27%			3.54%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.71%			123.57%			124.20%
(1)	Calculated net of deferred loan fees, and loan discounts. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	For The Year Ended June 30,
	2025	2024	2023
Weighted-average yield on loan portfolio	6.31%	5.98%	5.11%
Weighted-average yield on mortgage-backed securities	4.65	4.80	2.88
Weighted-average yield on investment securities (1)	4.45	4.16	4.50
Weighted-average yield on other interest-earning assets	4.54	5.50	4.50
Weighted-average yield on all interest-earning assets	6.09	5.82	4.93
Weighted-average rate paid on interest-bearing deposits	3.19	3.04	1.61
Weighted-average rate paid on securities sold under agreements to repurchase	5.35	4.80	5.13
Weighted-average rate paid on FHLB advances	4.16	4.03	3.37
Weighted-average rate paid on subordinated debt	7.02	7.53	6.19
Weighted-average rate paid on all interest-bearing liabilities	3.25	3.11	1.72
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	2.84	2.71	3.21
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.40	3.27	3.54
(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2025 Compared to 2024				2024 Compared to 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$11,463	$16,223	$648	$28,334	$27,460	$27,991	$4,837	$60,288
Mortgage-backed securities	(460)	2,473	(77)	1,936	4,633	1,820	1,211	7,664
Investment securities (2)	707	(1,450)	(326)	(1,069)	(399)	2,110	(158)	1,553
Other interest-earning deposits	(762)	669	(118)	(211)	426	1,656	373	2,455
Total net change in income on interest-earning assets	10,948	17,915	127	28,990	32,120	33,577	6,263	71,960

Interest-bearing liabilities:
Deposits	1,299	10,789	1,979	14,067	34,703	11,149	11,914	57,766
Securities sold under agreements to repurchase	51	237	27	315	—	—	(213)	(213)
FHLB advances	159	(553)	(17)	(411)	708	550	108	1,366
Subordinated debt	(118)	4	—	(114)	312	(8)	(1)	303
Total net change in expense on interest-bearing liabilities	1,391	10,477	1,989	13,857	35,723	11,691	11,808	59,222
Net change in net interest income	$9,557	$7,438	$(1,862)	$15,133	$(3,603)	$21,886	$(5,545)	$12,738
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Company has at times utilized longer term (up to 10 year maturities) fixed-rate FHLB advances, which may be subject to early redemption, to offset interest rate risk. Other elements of the Company’s current asset/liability strategy include: (i) increasing originations of commercial real estate, commercial business loans, agricultural real estate, and agricultural operating lines, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk, (ii) utilizing hedges, such as pay fixed/receive floating swaps on longer maturity 1-4 family residential real estate loans (iii) limiting the price volatility of the investment portfolio by maintaining a relatively short weighted average maturity, (iv) actively soliciting less rate-sensitive nonmaturity deposits, and (v) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2025, fixed rate residential loan originations totaled $141.4 million (of which $21.6 million was originated for sale into the secondary market), compared to $119.4 million during the prior fiscal year (of which $21.9 million was originated for sale into the secondary market). At June 30, 2025, the fixed-rate, single-family residential loan portfolio totaled $632.9 million, with a weighted average maturity of 163 months, compared to $622.1 million, with a weighted average maturity of 176 months at June 30, 2024. The Company originated $58.4 million in adjustable rate residential loans during the fiscal year ended June 30, 2025, compared to $109.0 million during the prior fiscal year. At June 30, 2025, fixed rate loans with remaining maturities in excess of 10 years totaled $350.4 million, or 8.7%, of loans receivable, compared to $369.8 million, or 9.7%, of loans receivable, at June 30, 2024. The Company originated $375.2 million in fixed rate commercial, commercial real estate, and multi-family loans during the year ended June 30, 2025, compared to $300.3 million during the prior fiscal year. The Company also originated $119.5 million in adjustable rate commercial, commercial real estate, and multi-family loans during the fiscal year ended June 30, 2025, compared to $109.9 million during the prior fiscal year. At June 30, 2025, adjustable-rate home equity lines of credit totaled $86.7 million, compared to $72.8 million as of June 30, 2024. At June 30, 2025, the Company’s weighted average life of its investment portfolio was 5.0 years, compared to 5.1 years at June 30, 2024. Effective duration of the portfolio indicates a relatively stable price sensitivity of approximately 2.6% per 100 basis points movement in market rates at June 30, 2025, unchanged from the year ago period. At June 30, 2025, CDs with original terms of two years or more totaled $322.5 million, compared to $335.0 million at June 30, 2024. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2025, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, 300, and 400 basis point, instantaneous and permanent parallel increases or decreases in market interest rates. The table for June 30, 2024, contains management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent parallel increases or decreases in market interest rates.

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs. Further, the computations do not consider any reactions that the Bank may undertake in response to changes in interest rates. These projected changes should not be relied upon as indicative of actual results in any of the aforementioned interest rate changes.

Management cannot accurately predict future interest rates or their effect on the Bank’s NPV in the future. The shape of the yield curve may vary in certain interest rate environments and is not captured in an instantaneous parallel shock. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period, typically from one to seven years, and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

June 30, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$480,630	$(94,952)	(16)	10.19	(140)
+300 bp	512,685	$(62,896)	(11)	10.87	(72)
+200 bp	540,045	(35,536)	(6)	11.25	(35)
+100 bp	561,455	(14,127)	(2)	11.50	(10)
0 bp	575,582	—	—	11.60	—
‑100 bp	583,974	8,392	1	11.58	(2)
‑200 bp	581,715	6,133	1	11.37	(23)
‑300 bp	568,247	(7,335)	(1)	10.95	(65)
‑400 bp	552,615	(22,967)	(4)	10.49	(111)

June 30, 2024
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+300 bp	$355,100	$(117,925)	(25)	8.49	(211)
+200 bp	398,386	(74,640)	(16)	9.32	(129)
+100 bp	438,278	(34,748)	(7)	10.03	(57)
0 bp	473,026	—	—	10.60	—
‑100 bp	502,260	29,235	6	11.03	43
‑200 bp	517,334	44,308	9	11.16	55
‑300 bp	512,487	39,461	8	10.89	28

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. Since June 30, 2024, market interest rates at the mid-point of the curve have decreased, positively impacting the modeled value of our fixed rate loans and bonds at June 30, 2025. Also benefiting the NPV was an overall increase in earning asset yields compared to June 30, 2024, which was primarily attributable to an increase in loan yields, as securities and other interest earning asset yields decreased over this period. The decrease in rates had an inverse impact on liabilities, primarily attributable to the modeled value of the deposit portfolio. This was partially offset by a decrease in the cost of deposits since June 30, 2024. The Company’s sensitivity has also decreased in this period due to an increase in cash balances and a slight decrease in fixed rate loans as a percentage of the total portfolio, as well as a slight reduction in the duration of fixed-rate loans in total. In addition to these on-balance sheet changes, the Company also increased the notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates, to $60 million in fiscal 2025, as compared to $40 million in similar interest rate swaps outstanding at June 30, 2024. $10 million of this additional notional amount is forward starting in the second quarter of fiscal 2026. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings. See information regarding the Company’s derivative financial agreements in Note 17: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

The Bank’s board of directors is responsible for reviewing asset and liability management policies. The Bank’s Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity, capital ratios, and other requirements. The Bank’s management is responsible for administering the policies and determinations of the board of directors with respect to the Bank’s asset and liability management goals and strategies.

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (the “Company”) as of June 30, 2025 and 2024 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Credit Losses

The Company’s loan portfolio totaled $4.0 billion as of June 30, 2025 and the associated allowance for credit losses on loans (“ACL”) was $51.6 million. In calculating the ACL, loans were segmented into pools based upon similar risk characteristics. For each of these loan pools, management measured expected credit losses over the life of each loan utilizing either a remaining life model or a discounted cash flow (DCF) model. The models utilize loss data from similar peers to calculate an expected loss percentage for each loan pool. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis, which may be based on the fair value of the collateral or a discounted cash flow model of expected cash flows.

We identified certain components of the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimate of the ACL, specifically management’s identification and utilization of certain assumptions within the quantitative model and certain qualitative factor adjustments. This required a high degree of subjectivity and auditor effort due to the complexities of the model assumptions and the nature of the qualitative factor adjustments.

The primary audit procedures we performed to address this critical audit matter included:

•	Obtained an understanding and evaluated and tested the design and operating effectiveness of controls relating management’s estimate of the ACL, including controls over:

oThe completeness and accuracy of loan data

o	The selection of certain assumptions, including certain default assumptions within the quantitative model
o	The identification of qualitative factors, including whether the qualitative factor adjustments are adequately supported and accurately applied.
•	Tested the mathematical accuracy of the calculation of the ACL, including the mathematical accuracy of the application of the qualitative factor adjustments on the loan pools.
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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2004.

Springfield, Missouri

September 11, 2025

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2025 AND 2024

Southern Missouri Bancorp, Inc.

	2025	2024
(dollars in thousands)
Assets
Cash and cash equivalents	$192,859	$60,904
Interest-bearing time deposits	246	491
Available for sale securities (Note 2)	460,844	427,903
Stock in FHLB of Des Moines	9,361	8,713
Stock in Federal Reserve Bank of St. Louis	9,139	9,089
Loans held for sale	431	—
Loans receivable, net of ACL of $51,629 and $52,516 at June 30, 2025 and June 30, 2024, respectively, (Note 3)	4,048,961	3,797,287
Accrued interest receivable	26,018	23,826
Premises and equipment, net (Note 4)	95,982	95,952
Bank owned life insurance – cash surrender value	75,691	73,601
Goodwill	50,727	50,727
Other intangible assets, net	22,994	26,505
Prepaid expenses and other assets	26,354	29,318
TOTAL ASSETS	$5,019,607	$4,604,316

Liabilities and Stockholders' Equity
Deposits (Note 5)	$4,281,368	$3,943,059
Securities sold under agreements to repurchase (Note 6)	15,000	9,398
Advances from FHLB (Note 7)	104,052	102,050
Accounts payable and other liabilities	37,101	25,037
Accrued interest payable	14,186	12,868
Subordinated debt (Note 8)	23,208	23,156
TOTAL LIABILITIES	4,474,915	4,115,568

Commitments and contingencies (Note 13)

Common stock, $.01 par value; 25,000,000 shares authorized; 11,980,887 and 11,959,157 shares issued at June 30, 2025 and June 30, 2024, respectively	120	120
Additional paid-in capital	221,347	219,680
Retained earnings	359,576	311,376
Treasury stock of 681,420 and 681,420 shares at June 30, 2025 and June 30, 2024, respectively, at cost	(24,973)	(24,973)
Accumulated other comprehensive loss	(11,378)	(17,455)
TOTAL STOCKHOLDERS' EQUITY	544,692	488,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,019,607	$4,604,316

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2025, 2024 AND 2023

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2025	2024	2023
Interest Income
Loans	$250,846	$222,512	$162,224
Investment securities	5,808	6,877	5,324
Mortgage-backed securities	16,567	14,631	6,967
Other interest-earning assets	4,144	4,355	1,901
TOTAL INTEREST INCOME	277,365	248,375	176,416
Interest Expense
Deposits	115,773	101,706	44,392
Securities sold under agreements to repurchase	766	451	213
Advances from FHLB	4,582	4,993	3,627
Subordinated debt	1,628	1,742	1,439
TOTAL INTEREST EXPENSE	122,749	108,892	49,671
NET INTEREST INCOME	154,616	139,483	126,745
Provision for credit losses (Note 3)	6,523	3,600	17,061
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	148,093	135,883	109,684
Noninterest Income
Deposit account charges and related fees	8,625	7,399	7,671
Bank card interchange income	5,981	5,744	5,260
Loan late charges	—	579	534
Loan servicing fees	909	1,277	1,483
Other loan fees	3,767	2,375	3,142
Net realized gains on sale of loans	751	713	875
Net realized gains (losses) on sale of AFS securities	48	(1,489)	—
Earnings on bank owned life insurance	2,084	1,911	1,516
Insurance brokerage commissions	1,294	1,217	1,228
Wealth management fees	3,300	3,166	2,178
Other income	1,225	1,952	2,317
TOTAL NONINTEREST INCOME	27,984	24,844	26,204
Noninterest Expense
Compensation and benefits	55,758	53,253	46,896
Occupancy and equipment, net	14,887	14,405	11,220
Data processing expense	9,327	8,968	7,756
Telecommunications expense	1,423	1,928	1,679
Deposit insurance premiums	2,335	2,463	1,470
Legal and professional fees	3,595	1,731	4,051
Advertising	2,070	2,119	1,772
Postage and office supplies	1,274	1,237	1,197
Intangibles amortization	3,540	4,071	2,633
Foreclosed property expenses/losses	104	148	90
Other operating expense	7,770	7,294	7,661
TOTAL NONINTEREST EXPENSE	102,083	97,617	86,425
INCOME BEFORE INCOME TAXES	73,994	63,110	49,463
Income Taxes (Note 10)
Current	14,722	12,234	11,200
Deferred	694	694	(974)
TOTAL INCOME TAXES	15,416	12,928	10,226
NET INCOME	$58,578	$50,182	$39,237

Basic earnings per share	$5.19	$4.42	$3.86
Diluted earnings per share	$5.18	$4.42	$3.85
Dividends paid per share	$0.92	$0.84	$0.84

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2025, 2024 AND 2023

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2025	2024	2023

Net Income	$58,578	$50,182	$39,237
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	7,836	4,234	(5,696)
Less: reclassification adjustment for realized gains (losses) included in net income	48	(1,489)	—
Defined benefit pension plan net gain	2	5	5
Tax (expense) benefit	(1,713)	(1,258)	1,253
Total other comprehensive income (loss)	6,077	4,470	(4,438)
Comprehensive Income	$64,655	$54,652	$34,799

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2025, 2024 AND 2023

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity
BALANCE AS OF JUNE 30, 2022	$98	119,162	240,115	(21,116)	(17,487)	320,772

Net Income			39,237			39,237
Change in unrealized loss on available for sale securities, net					(4,443)	(4,443)
Defined benefit pension plan net gain					5	5
Dividends paid on common stock ($.84 per share)			(8,632)			(8,632)
Stock option expense		255				255
Stock grant expense		584				584
Common stock issued	21	98,259				98,280
BALANCE AS OF JUNE 30, 2023	119	218,260	270,720	(21,116)	(21,925)	446,058

Net Income			50,182			50,182
Change in unrealized loss on available for sale securities, net					4,465	4,465
Defined benefit pension plan net gain					5	5
Dividends paid on common stock ($.84 per share)			(9,526)			(9,526)
Stock option expense		333				333
Stock grant expense		696				696
Exercise of stock options		391				391
Common stock issued	1					1
Treasury stock purchased				(3,857)		(3,857)
BALANCE AS OF JUNE 30, 2024	120	219,680	311,376	(24,973)	(17,455)	488,748

Net Income			58,578			58,578
Change in unrealized loss on available for sale securities, net					6,075	6,075
Defined benefit pension plan net gain					2	2
Dividends paid on common stock ($.92 per share)			(10,378)			(10,378)
Stock option expense		369				369
Stock grant expense		1,298				1,298
BALANCE AS OF JUNE 30, 2025	$120	$221,347	$359,576	$(24,973)	$(11,378)	$544,692

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2025, 2024 AND 2023

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2025	2024	2023

Cash Flows From Operating Activities:
NET INCOME	$58,578	$50,182	$39,237
Items not requiring (providing) cash:
Depreciation	6,482	6,021	4,923
Loss (gain) on disposal of fixed assets	73	—	(444)
Stock option and stock grant expense	1,667	1,029	839
(Gain) loss on sale/write-down of foreclosed property	(56)	74	(44)
Amortization of intangible assets	3,540	4,071	2,633
Accretion of purchase accounting adjustments	(3,924)	(5,325)	(3,737)
Increase in cash surrender value of bank owned life insurance (BOLI)	(2,084)	(1,911)	(1,516)
Provision for credit losses	6,523	3,600	17,061
(Gain) loss realized on sale of AFS securities	(48)	1,489	—
Net accretion (amortization) of premiums and discounts on securities	(1,511)	(842)	776
Originations of loans held for sale	(22,206)	(21,857)	(21,419)
Proceeds from sales of loans held for sale	23,209	22,044	21,548
Gain on sales of loans held for sale	(751)	(713)	(875)
Changes in:
Accrued interest receivable	(2,192)	(4,955)	(5,400)
Prepaid expenses and other assets	6,682	8,943	5,449
Accounts payable and other liabilities	6,217	(141)	580
Deferred income taxes	40	414	(974)
Accrued interest payable	1,318	8,145	3,386
NET CASH PROVIDED BY OPERATING ACTIVITIES	81,557	70,268	62,023
Cash Flows From Investing Activities:
Net increase in loans	(254,933)	(228,444)	(447,208)
Net change in interest-bearing deposits	248	744	1,227
Proceeds from maturities of available for sale securities	68,622	42,322	35,368
Proceeds from sales of available for sale securities	72	32,243	136,714
Net (purchases) redemptions of Federal Home Loan Bank stock	(648)	2,827	(4,473)
Purchases of Federal Reserve Bank of St. Louis stock	(50)	(28)	(3,271)
Purchases of available-for-sale securities	(92,288)	(79,837)	(132,032)
Purchases of long-term investments and other assets	(612)	(410)	(195)
Purchases of premises and equipment	(6,263)	(9,047)	(6,039)
Net cash received in acquisition	—	—	208,336
Investments in state & federal tax credits	(3,270)	(7,381)	(7,867)
Proceeds from sale of fixed assets	—	15	3,724
Proceeds from sale of foreclosed assets	4,010	1,261	2,041
Proceeds from BOLI claim	—	—	270
NET CASH USED IN INVESTING ACTIVITIES	(285,112)	(245,735)	(213,405)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	25,152	(53,833)	(245,130)
Net increase in certificates of deposits	313,188	280,768	304,494
Net increase (decrease) in securities sold under agreements to repurchase	5,602	—	(27,629)
Proceeds from Federal Home Loan Bank advances	260,000	303,200	1,913,830
Repayments of Federal Home Loan Bank advances	(258,054)	(334,752)	(1,818,381)
Common stock issued	—	1	—
Exercise of stock options	—	391	—
Purchase of treasury stock	—	(3,857)	—
Dividends paid on common stock	(10,378)	(9,526)	(8,632)
NET CASH PROVIDED BY FINANCING ACTIVITIES	335,510	182,392	118,552
Increase (decrease) in cash and cash equivalents	131,955	6,925	(32,830)
Cash and cash equivalents at beginning of period	60,904	53,979	86,809
Cash and cash equivalents at end of period	$192,859	$60,904	$53,979
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$625	$1,376	$1,073
Conversion of foreclosed real estate to loans	—	—	960
Conversion of loans to repossessed assets	98	209	108

Supplemental disclosures of cash flow information (CONTINUED):

Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	322	2,332	216
Termination of lease right of use asset and related lease obligation	—	1,401	—

The Company purchased all of the Citizens Bancshares Company on January 20, 2023.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$1,019,722
Less: common stock issued			98,280
Cash paid			34,889
Liabilities assumed			886,553
Cash paid during the period for:
Interest (net of interest credited)	$8,148	$7,706	$5,649
Income taxes	7,530	2,298	4,307

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2025, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company’s investment or loan portfolios resulting from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company’s investments in real estate. Regulatory risk is comprised of extensive state and federal laws and regulations designed primarily to protect consumers, depositors, and deposit insurance funds rather than shareholders. Changes in these regulations, actions by supervisory authorities, or significant litigation could impose operational restrictions, require substantial compliance resources, and result in penalties that may negatively impact our business and shareholder value.

Certain amounts reported in prior periods have been reclassified to conform to the June 30, 2025 presentation. These reclassifications did not materially impact the Company’s consolidated financial statements.

Correction of an Immaterial Error in Prior Period Financial Statements. Certain prior period amounts in the Consolidated Balance Sheets, Consolidated Statements of Income and Note 16: Fair Value Measurements have been corrected as discussed below. No other financial statements or notes were impacted by these corrections.

The Company has corrected its Consolidated Balance Sheet at June 30, 2024, the Consolidated Statement of Income for the year ended June 30, 2024, and the Fair Value of Financial Instruments table at June 30, 2024 in Note 16: Fair Value Measurements, within this Annual Report on Form 10-K for an immaterial error in classification between deposits and securities sold under agreements to repurchase.

The balance of securities sold under agreements to repurchase is now being presented as a separate line item on the Consolidated Balance Sheet and Fair Value of Financial Instruments table included in the notes to the financial statements. The Company had previously included the agreements with deposits. The interest expense associated with the securities is now being presented as a separate line on the Consolidated Statements of Income. Previously, the Company included this in interest expense on deposits.

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Balance Sheets, Consolidated Statements of Income, and Notes to the Financial Statements are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity, or Consolidated Statement of Cash Flow, for

any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended June 30, 2024 in this Annual Report on Form 10-K.

	Consolidated Balance Sheet
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Liabilities and Stockholders' Equity:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

	Consolidated Statement of Income
	For the twelve- month period ended June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Interest expense:
Deposits	$102,157	$(451)	$101,706
Securities sold under agreements to repurchase	-	451	451

	Fair Value of Financial Instruments
	June 30, 2024
	As Previously	Net
(dollars in thousands)	Presented	Change	As Corrected

Carrying Amount:
Deposits	$3,952,457	$(9,398)	$3,943,059
Securities sold under agreements to repurchase	-	9,398	9,398

Significant Other Observable Inputs (Level 2):
Securities sold under agreements to repurchase	-	9,398	9,398

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $136.9 million and $7.7 million at June 30, 2025 and 2024, respectively. The deposits are held in various commercial banks with a total of $1.8 million and $2.3 million exceeding the FDIC deposit insurance limits at June 30, 2025 and 2024, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2025, or June 30, 2024.

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

Loans Held for Sale. Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or fair value, taking into consideration future commitments to sell the loans.

Loans. Loans are generally stated at unpaid principal balances, less the ACL, any net deferred loan origination fees, and unamortized premiums or discounts on purchased loans.

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Because of this, accrued interest receivable is excluded from the estimate of credit losses. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. The Company generally incorporates a reasonable and supportable forecast period of four quarters, and thereafter immediately reverts to long-term historical averages.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 24 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal balance, the Company utilizes the remaining life method. The Company does not measure ACL on accrued interest for those pools utilizing the remaining life method, as the uncollectible accrued interest receivable balance is written off within 90 days. The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default as an event of charge off, an adverse (substandard or worse) internal credit rating on most loan types, except agriculture production and agriculture real estate (watch or worse), becoming delinquent 90 days or more, being modified for experiencing financial difficulty, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

As part of the CECL methodology, the Company incorporates qualitative adjustments to the ACL calculation to capture credit risks inherent within the loan portfolio that are not captured in the DCF model.

The qualitative adjustments considered will include internal factors such as:

●	Lending policies and procedures, including changes in underwriting standards, collection, charge-off, and recovery practices.
●	Nature and volume of the portfolio and term of loans.
●	Experience, depth, and ability of lending management.
●	Volume and severity of past due loans and other similar conditions.
●	Quality of the organization's review system.
●	Existence and effect of any concentrations of credit and changes in the levels of concentrations.

Qualitative adjustments considered will also include external factors such as:

●	Value of underlying collateral for collateral-dependent loans.
●	International, national, regional and local conditions, if not adequately addressed through the modeled loss factors.
●	Effect of other external factors such as competition, legal and regulatory requirements.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. As of June 30, 2025, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.

Intangible Assets. The Company’s intangible assets at June 30, 2025 included gross core deposit intangibles of $39.1 million with $21.1 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.5 million, and mortgage and SBA servicing rights of $2.9 million. At June 30, 2024, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $17.8 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.2 million, and mortgage and SBA servicing rights of $3.0 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to ten years, with amortization expense expected to be approximately $3.1 million in fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, $2.5 million in fiscal 2030, and $6.4 million thereafter. As of June 30, 2025, and June 30, 2024, there was no impairment indicated.

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

Derivative Financial Instruments and Hedging Activities. The Company enters into derivative financial instruments, primarily interest rate swaps, to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. Derivative instruments are accounted pursuant to ASC Topic 815, “Derivatives and Hedging”, which requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at estimated fair value. The change in each of these financial statement line items is included as operating cash flows in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments. Derivative financial instruments are more fully described in Note 17.

Incentive Plans. The Company accounts for its Equity Incentive Plan (EIP), and Omnibus Incentive Plans (OIP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the grant-date fair value and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to income tax expense.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded in the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division held fiduciary assets totaling $107.6 million and $100.9 as of June 30, 2025 and 2024, respectively, and investment management assets totaling $538.2 million and $474.7 million as of June 30, 2025 and 2024, respectively.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments of this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year beginning July 1, 2024, and the accounting and disclosure of this ASU did not have a material impact on the consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 was issued to address requests by investors and creditors for enhanced transparency and decision usefulness of income tax disclosures. Public business entities (PBEs) would be required to prepare an annual detailed, tabular tax rate reconciliation. All other entities would be required to provide qualitative disclosure on specific categories and individual jurisdictions that result in significant differences between the statutory and effective tax rates. All entities would be required to annually disclose taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregating taxes by individual jurisdiction if taxes paid exceed 5% of total income taxes paid. The ASU is effective for PBEs for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The ASU is effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03.

NOTE 2: Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$26,030	$5	$(1,772)	$—	$24,263
Corporate obligations	31,199	75	(632)	—	30,642
Asset-backed securities	42,059	567	(145)	—	42,481
Other securities	4,007	10	(53)	—	3,964
Total debt securities	103,295	657	(2,602)	—	101,350

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	138,377	1,623	(5,005)	—	134,995
Commercial MBS issued by GSEs	96,377	446	(4,821)	—	92,002
CMOs issued by GSEs	137,346	402	(5,251)	—	132,497
Total MBS and CMOs	372,100	2,471	(15,077)	—	359,494
Total AFS securities	$475,395	$3,128	$(17,679)	$—	$460,844

	June 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$29,960	$4	$(2,211)	$—	$27,753
Corporate obligations	32,998	60	(1,781)	—	31,277
Asset-backed securities	57,403	1,525	(249)	—	58,679
Other securities	5,387	20	(74)	—	5,333
Total debt securities	125,748	1,609	(4,315)	—	123,042

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	110,918	692	(6,855)	—	104,755
Commercial MBS issued by GSEs	65,195	297	(5,746)	—	59,746
CMOs issued by GSEs	148,382	82	(8,104)	—	140,360
Total MBS and CMOs	324,495	1,071	(20,705)	—	304,861
Total AFS securities	$450,243	$2,680	$(25,020)	$—	$427,903

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,147	$1,144
After one year but less than five years	25,958	25,628
After five years but less than ten years	45,812	44,292
After ten years	30,378	30,286
Total investment securities	103,295	101,350
MBS and CMOs	372,100	359,494
Total AFS securities	$475,395	$460,844

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $294.3 million and $265.5 million at June 30, 2025 and 2024 respectively. The securities pledged consist of marketable securities, including $151.6 million and $137.0 million of MBS, $109.8 million and $103.5 million of CMOs, $29.7 million and $20.8 million of State and Political Subdivisions Obligations, and $3.3 million and $4.3 million of Other Securities at June 30, 2025 and 2024, respectively.

Gross gains of $48,000 and no gross losses were recognized from sales of available-for-sale securities in fiscal 2025. Gross gains of $67,000 and gross losses of $1.6 million were recognized from sales of available-for-sale securities in fiscal 2024. There were no gains or losses recognized from sales of available-for-sale securities in fiscal 2023.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2025.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2025, was $264.5 million, which is approximately 57.4% of the Company’s AFS investment portfolio, as compared to $312.9 million or approximately 73.1% of the Company’s AFS investment portfolio at June 30, 2024. Management believes the declines in fair value for these securities to be temporary.

The following tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which ACL has not been recorded at June 30, 2025 and 2024.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2025
Obligations of state and political subdivisions	$4,882	$84	$15,807	$1,688	$20,689	$1,772
Corporate obligations	1,936	6	18,194	626	20,130	632
Asset-backed securities	3,281	2	839	143	4,120	145
Other securities	15	—	3,578	53	3,593	53
MBS and CMOs	57,829	465	158,105	14,612	215,934	15,077
Total AFS securities	$67,943	$557	$196,523	$17,122	$264,466	$17,679

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
For the year ended June 30, 2024
Obligations of state and political subdivisions	$3,720	$38	$21,762	$2,173	$25,482	$2,211
Corporate obligations	—	—	25,295	1,781	25,295	1,781
Asset-backed securities	—	—	7,234	249	7,234	249
Other securities	4,404	31	287	43	4,691	74
MBS and CMOs	56,820	621	193,382	20,084	250,202	20,705
Total AFS securities	$64,944	$690	$247,960	$24,330	$312,904	$25,020

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

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include two individual securities which have been in an unrealized loss position for less than 12 months and 15 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed securities include two individual securities which have been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates and spreads since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 14 individual securities which have been in an unrealized loss position for less than 12 months, and 106 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of June 30, 2025 is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments. There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the fiscal years ended June 30, 2025 and 2024.

NOTE 3: Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2025	June 30, 2024

1-4 Family residential real estate	$992,445	$925,397
Non-owner occupied commercial real estate	888,317	899,770
Owner occupied commercial real estate	442,984	427,476
Multi-family real estate	422,758	384,564
Construction and land development	332,405	290,541
Agriculture real estate	244,983	232,520
Total loans secured by real estate	3,323,892	3,160,268

Commercial and industrial	510,259	450,147
Agriculture production	206,128	175,968
Consumer	55,387	59,671
All other loans	5,102	3,981
Gross loans	4,100,768	3,850,035

Deferred loan fees, net	(178)	(232)
Allowance for credit losses	(51,629)	(52,516)
Net loans	$4,048,961	$3,797,287

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2025, the Bank had purchased participation interests in 71 loans totaling $188.0 million, as compared to 71 loans totaling $178.5 million at June 30, 2024.

Risk characteristics applicable to each class of the loan portfolio are described as follows:

1-4 Family Residential Real Estate Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. This category includes both fixed-rate and adjustable-rate mortgage (ARM) loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied. Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property. Substantially all of the one- to four-family residential mortgage originations in the Company’s portfolio are located within the Company’s primary lending area. General risks related to one- to four-family residential lending include stability of borrower income and collateral values.

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

Agriculture Production and Agriculture Real Estate Lending. Agriculture production and agriculture real estate loans are generally comprised on seasonal operating lines to farmers to plant crops and term loans to fund the purchase of equipment, farmland, or livestock. Agricultural real estate loans generally include row crop ground, pasture, and forestry. The Company originates substantially all agriculture production and agriculture real estate lending to borrowers headquartered in the Company’s primary lending area. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Agriculture production operating lines are typically written for one year and secured by the crop. Agricultural real estate terms offered usually have amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Risks to agricultural lending include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland and farm equipment values.

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

Consumer Lending. The Company offers a variety of secured consumer loans, direct and indirect automobile loans, recreational vehicle loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are originated with fixed rates for terms of up to 66 months.

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

Allowance for Credit Losses. The ACL represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The PCL is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate ACL. In determining the adequacy of the ACL, and therefore the provision to be charged to current earnings, the Company relies primarily on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in developing assumptions for the allowance include historical net credit losses, the level and composition of nonaccrual, past due and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

Individually Evaluated Loans. The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified through the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. The reviews use one of the three following alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral values are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs. The ACL for individually evaluated loans totaled $8.2 million and $10.9 million at June 30, 2025 and June 30, 2024, respectively.

Non-Individually Evaluated (Pooled) Loans. Non-individually evaluated (pooled) loans comprise the majority of the Company’s total loan portfolio and include loans that were not individually evaluated. The Company primarily utilizes the discounted cash flow (“DCF”) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal, the Company utilizes the remaining life method. The DCF model implements probability of default (“PD”) and loss given default (“LGD”) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default as an event of charge off, an adverse (substandard or worse) internal credit rating, becoming delinquent 90 days or more, being modified for experiencing financial difficulty, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag. The ACL for non-individually evaluated (pooled) loans totaled $43.4 million and $41.6 million at June 30, 2025 and June 30, 2024, respectively.

Qualitative factors. In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model.

PCD Loans. In connection with the Citizens Bancshares, Co. (“Citizens”) merger on January 20, 2023, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD”), the net premium or net discount is adjusted to reflect the Company’s ACL recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans. The Company records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.

Loans that the Company acquired from Citizens that, at the time of acquisition, had more-than-insignificant deterioration of credit quality since origination are classified as PCD loans and presented in the table below at acquisition carrying value:

(dollars in thousands)	January 20, 2023
PCD Loans – Citizens
Purchase price of PCD loans at acquisition	$27,481
ACL at acquisition	(1,121)
Fair value of PCD loans at acquisition	$26,360

The following tables present the activity in the ACL based on portfolio segment for the fiscal years ended June 30, 2025, 2024, and 2023:

	Balance		Provision			Balance
(dollars in thousands)	beginning	Initial ACL	(benefit) charged	Losses		end
June 30, 2025	of period	on PCD loans	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,528	$—	$(211)	$(89)	$46	$10,274
Non-owner occupied commercial real estate	19,055	—	(3,014)	(3,800)	—	12,241
Owner occupied commercial real estate	4,815	—	(172)	(122)	—	4,521
Multi-family real estate	5,447	—	(1,165)	—	47	4,329
Construction and land development	2,901	—	1,888	(1)	—	4,788
Agriculture real estate	2,107	—	2,087	—	—	4,194
Commercial and industrial	6,233	—	2,160	(1,508)	67	6,952
Agriculture production	835	—	3,589	(1,052)	2	3,374
Consumer	578	—	698	(411)	87	952
All other loans	17	—	(13)	—	—	4
Total	$52,516	$—	$5,847	$(6,983)	$249	$51,629

	Balance		Provision			Balance
(dollars in thousands)	beginning	Initial ACL	(benefit) charged	Losses		end
June 30, 2024	of period	on PCD loans	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$9,474	$—	$1,067	$(46)	$33	$10,528
Non-owner occupied commercial real estate	13,863	—	5,688	(496)	—	19,055
Owner occupied commercial real estate	5,168	—	(353)	—	—	4,815
Multi-family real estate	6,806	—	(880)	(479)	—	5,447
Construction and land development	3,414	—	(242)	(289)	18	2,901
Agriculture real estate	2,567	—	(460)	—	—	2,107
Commercial and industrial	5,235	—	1,356	(395)	37	6,233
Agriculture production	782	—	53	—	—	835
Consumer	490	—	400	(350)	38	578
All other loans	21	—	(4)	—	—	17
Total	$47,820	$—	$6,625	$(2,055)	$126	$52,516

	Balance		Provision			Balance
(dollars in thousands)	beginning	Initial ACL	(benefit) charged	Losses		end
June 30, 2023	of period	on PCD loans	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$7,266	$261	$2,044	$(98)	$1	$9,474
Non-owner occupied commercial real estate	11,101	44	2,718	—	—	13,863
Owner occupied commercial real estate	2,555	584	2,274	(245)	—	5,168
Multi-family real estate	2,057	—	4,749	—	—	6,806
Construction and land development	3,256	12	134	—	12	3,414
Agriculture real estate	2,145	—	422	—	—	2,567
Commercial and industrial	3,597	214	1,492	(76)	8	5,235
Agriculture production	799	—	(11)	(6)	—	782
Consumer	402	6	302	(248)	28	490
All other loans	14	—	7	—	—	21
Total	$33,192	$1,121	$14,131	$(673)	$49	$47,820

The following tables present the activity in the allowance for off-balance credit exposure based on portfolio segment for the fiscal years ended June 30, 2025, 2024 and 2023:

	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
June 30, 2025	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$140	$62	$202
Non-owner occupied commercial real estate	153	(19)	134
Owner occupied commercial real estate	136	25	161
Multi-family real estate	31	(31)	—
Construction and land development	1,912	367	2,279
Agriculture real estate	60	21	81
Commercial and industrial	782	292	1,074
Agriculture production	37	(37)	—
Consumer	12	(12)	—
All other loans	—	8	8
Total	$3,263	$676	$3,939

	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
June 30, 2024	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$126	$14	$140
Non-owner occupied commercial real estate	154	(1)	153
Owner occupied commercial real estate	182	(46)	136
Multi-family real estate	16	15	31
Construction and land development	4,897	(2,985)	1,912
Agriculture real estate	50	10	60
Commercial and industrial	730	52	782
Agriculture production	107	(70)	37
Consumer	16	(4)	12
All other loans	10	(10)	—
Total	$6,288	$(3,025)	$3,263

	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
June 30, 2023	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$107	$19	$126
Non-owner occupied commercial real estate	202	(48)	154
Owner occupied commercial real estate	78	104	182
Multi-family real estate	15	1	16
Construction and land development	2,243	2,654	4,897
Agriculture real estate	73	(23)	50
Commercial and industrial	420	310	730
Agriculture production	218	(111)	107
Consumer	2	14	16
All other loans	—	10	10
Total	$3,358	$2,930	$6,288

The following tables present gross charge-offs by loan class and year of origination for the years ended June 30, 2025 and 2024:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
June 30, 2025
1-4 Family residential real estate	$—	$—	$—	$—	$—	$89	$—	$89
Non-owner occupied commercial real estate	—	—	—	3,800	—	—	—	3,800
Owner occupied commercial real estate	—	—	122	—	—	—	—	122
Construction and land development	—	—	—	—	1	—	—	1
Commercial and industrial	25	505	212	507	217	42	—	1,508
Agriculture production	—	1,052	—	—	—	—	—	1,052
Consumer	131	131	84	41	7	17	—	411
Total gross charge-offs	$156	$1,688	$418	$4,348	$225	$148	$—	$6,983

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
June 30, 2024
1-4 Family residential real estate	$—	$—	$6	$—	$—	$40	$—	$46
Non-owner occupied commercial real estate	—	496	—	—	—	—	—	496
Multi-family real estate	—	—	382	97	—	—	—	479
Construction and land development	—	100	78	111	—	—	—	289
Commercial and industrial	—	190	195	10	—	—	—	395
Consumer	38	162	100	41	—	9	—	350
Total gross charge-offs	$38	$948	$761	$259	$—	$49	$—	$2,055

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful. A sample of lending relationships are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and year of origination as of June 30, 2025. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
1-4 Family residential real estate
Pass	$204,048	$110,823	$133,616	$167,711	$126,851	$132,126	$112,346	$987,521
Watch	620	261	376	360	277	250	—	2,144
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	734	190	346	33	1,359	118	2,780
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$204,668	$111,818	$134,182	$168,417	$127,161	$133,735	$112,464	$992,445

Non-owner occupied commercial real estate
Pass	$115,266	$82,983	$213,647	$273,348	$76,522	$70,869	$7,570	$840,205
Watch	—	1,770	15,146	213	—	—	—	17,129
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	64	4,490	26,429	—	—	—	30,983
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$115,266	$84,817	$233,283	$299,990	$76,522	$70,869	$7,570	$888,317

Owner occupied commercial real estate
Pass	$72,469	$57,047	$87,899	$79,946	$73,291	$43,764	$21,206	$435,622
Watch	1,440	2,234	287	83	—	73	—	4,117
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	868	969	901	71	436	—	3,245
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$73,909	$60,149	$89,155	$80,930	$73,362	$44,273	$21,206	$442,984

Multi-family real estate
Pass	$79,658	$19,078	$179,905	$69,862	$56,328	$13,577	$1,402	$419,810
Watch	1,571	—	—	1,377	—	—	—	2,948
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$81,229	$19,078	$179,905	$71,239	$56,328	$13,577	$1,402	$422,758

Construction and land development
Pass	$161,995	$32,148	$117,395	$9,144	$1,829	$1,396	$2,020	$325,927
Watch	—	—	—	—	—	63	—	63
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	5,743	—	—	—	672	—	6,415
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$161,995	$37,891	$117,395	$9,144	$1,829	$2,131	$2,020	$332,405

Agriculture real estate
Pass	$56,350	$24,526	$36,351	$40,456	$37,094	$11,570	$18,747	$225,094
Watch	3,883	1,092	2,145	5,603	4,043	—	475	17,241
Special Mention	—	—	—	—	—	—	—	—
Substandard	35	2,206	257	150	—	—	—	2,648
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$60,268	$27,824	$38,753	$46,209	$41,137	$11,570	$19,222	$244,983

Commercial and industrial
Pass	$169,734	$38,321	$36,459	$31,607	$16,918	$6,016	$192,310	$491,365
Watch	3,966	4,565	2,453	—	250	13	4,437	15,684
Special Mention	—	—	—	—	—	—	—	—
Substandard	753	111	165	935	53	239	954	3,210
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$174,453	$42,997	$39,077	$32,542	$17,221	$6,268	$197,701	$510,259

Agriculture production
Pass	$43,446	$13,230	$5,631	$1,910	$4,363	$302	$119,345	$188,227
Watch	3,319	888	—	83	—	—	13,357	17,647
Special Mention	—	—	—	—	—	—	—	—
Substandard	26	127	81	8	—	12	—	254
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$46,791	$14,245	$5,712	$2,001	$4,363	$314	$132,702	$206,128

Consumer
Pass	$29,912	$11,264	$8,330	$3,189	$938	$172	$1,483	$55,288
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	50	20	12	17	—	—	—	99
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$29,962	$11,284	$8,342	$3,206	$938	$172	$1,483	$55,387

All other loans
Pass	$2,334	$869	$245	$82	$132	$1,440	$—	$5,102
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$2,334	$869	$245	$82	$132	$1,440	$—	$5,102

Total Loans
Pass	$935,212	$390,289	$819,478	$677,255	$394,266	$281,232	$476,429	$3,974,161
Watch	14,799	10,810	20,407	7,719	4,570	399	18,269	76,973
Special Mention	—	—	—	—	—	—	—	—
Substandard	864	9,873	6,164	28,786	157	2,718	1,072	49,634
Doubtful	—	—	—	—	—	—	—	—
Total	$950,875	$410,972	$846,049	$713,760	$398,993	$284,349	$495,770	$4,100,768

At June 30, 2025, PCD loans comprised $35.1 million of credits rated “Pass”; $2.7 million of credits rated “Watch”; none rated “Special Mention”; $8.0 million of credits rated “Substandard”; and none rated “Doubtful”.

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and year of origination as of June 30, 2024. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	loans	Total
1-4 Family residential real estate
Pass	$167,734	$157,530	$195,002	$142,721	$66,292	$92,728	$99,365	$921,372
Watch	877	289	87	396	98	23	—	1,770
Special Mention	—	—	—	—	—	—	—	—
Substandard	686	797	243	183	30	294	22	2,255
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$169,297	$158,616	$195,332	$143,300	$66,420	$93,045	$99,387	$925,397

Non-owner occupied commercial real estate
Pass	$120,914	$232,802	$294,138	$102,380	$33,691	$55,190	$6,470	$845,585
Watch	4,658	16,232	209	1,513	4,443	1,404	—	28,459
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	43	25,683	—	—	—	—	25,726
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$125,572	$249,077	$320,030	$103,893	$38,134	$56,594	$6,470	$899,770

Owner occupied commercial real estate
Pass	$63,251	$98,776	$89,361	$86,975	$25,664	$26,124	$20,147	$410,298
Watch	1,252	6,492	1,178	154	—	1,181	520	10,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,233	—	2,199	—	—	428	541	6,401
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$67,736	$105,268	$92,738	$87,129	$25,664	$27,733	$21,208	$427,476

Multi-family real estate
Pass	$36,518	$157,471	$86,171	$77,545	$21,438	$5,341	$80	$384,564
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$36,518	$157,471	$86,171	$77,545	$21,438	$5,341	$80	$384,564

Construction and land development
Pass	$104,162	$143,538	$27,524	$4,379	$3,887	$679	$1,518	$285,687
Watch	652	2,906	131	—	—	—	—	3,689
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,129	36	—	—	—	—	—	1,165
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$105,943	$146,480	$27,655	$4,379	$3,887	$679	$1,518	$290,541

Agriculture real estate
Pass	$39,491	$46,387	$56,407	$49,334	$9,947	$9,238	$18,003	$228,807
Watch	281	100	197	—	259	—	—	837
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,265	281	—	283	—	—	47	2,876
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$42,037	$46,768	$56,604	$49,617	$10,206	$9,238	$18,050	$232,520

Commercial and industrial
Pass	$116,173	$60,404	$43,205	$43,879	$3,145	$4,863	$174,181	$445,850
Watch	1,031	250	43	—	—	228	404	1,956
Special Mention	—	—	—	—	—	—	—	—
Substandard	272	275	859	—	116	769	50	2,341

Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$117,476	$60,929	$44,107	$43,879	$3,261	$5,860	$174,635	$450,147

Agriculture production
Pass	$40,980	$11,288	$4,115	$6,159	$1,965	$229	$110,396	$175,132
Watch	170	37	204	—	—	127	217	755
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	23	9	17	—	27	—	81
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$41,155	$11,348	$4,328	$6,176	$1,965	$383	$110,613	$175,968

Consumer
Pass	$30,317	$17,318	$6,547	$2,268	$467	$54	$2,683	$59,654
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3	11	3	—	—	—	17
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$30,317	$17,321	$6,558	$2,271	$467	$54	$2,683	$59,671

All other loans
Pass	$1,139	$644	$122	$217	$43	$1,816	$—	$3,981
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$1,139	$644	$122	$217	$43	$1,816	$—	$3,981

Total Loans
Pass	$720,679	$926,158	$802,592	$515,857	$166,539	$196,262	$432,843	$3,760,930
Watch	8,921	26,306	2,049	2,063	4,800	2,963	1,141	48,243
Special Mention	—	—	—	—	—	—	—	—
Substandard	7,590	1,458	29,004	486	146	1,518	660	40,862
Doubtful	—	—	—	—	—	—	—	—
Total	$737,190	$953,922	$833,645	$518,406	$171,485	$200,743	$434,644	$3,850,035

At June 30, 2024, PCD loans comprised $40.9 million of credits rated “Pass”; $8.4 million of credits rated “Watch”; none rated “Special Mention”; $3.1 million of credits rated “Substandard”; and none rated “Doubtful”.

Past Due Loans. The following tables present the Company’s loan portfolio aging analysis as of June 30, 2025 and 2024. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2025

1-4 Family residential real estate	$1,317	$1,973	$2,442	$5,732	$986,713	$992,445	$—
Non-owner occupied commercial real estate	62	—	5,784	5,846	882,471	888,317	—
Owner occupied commercial real estate	—	116	989	1,105	441,879	442,984	—
Multi-family real estate	—	—	—	—	422,758	422,758	—
Construction and land development	315	12	5,743	6,070	326,335	332,405	—
Agriculture real estate	178	11	2,613	2,802	242,181	244,983	—
Commercial and industrial	1,055	219	1,837	3,111	507,148	510,259	—
Agriculture production	163	164	78	405	205,723	206,128	—
Consumer	380	98	74	552	54,835	55,387	—
All other loans	—	—	—	—	5,102	5,102	—
Total loans	$3,470	$2,593	$19,560	$25,623	$4,075,145	$4,100,768	$—

			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2024

1-4 Family residential real estate	$890	$2,087	$664	$3,641	$921,756	$925,397	$—
Non-owner occupied commercial real estate	107	—	—	107	899,663	899,770	—
Owner occupied commercial real estate	305	—	1,060	1,365	426,111	427,476	—
Multi-family real estate	—	—	—	—	384,564	384,564	—
Construction and land development	251	377	—	628	289,913	290,541	—
Agriculture real estate	573	—	35	608	231,912	232,520	—
Commercial and industrial	641	83	1,335	2,059	448,088	450,147	—
Agriculture production	50	—	344	394	175,574	175,968	—
Consumer	311	74	14	399	59,272	59,671	—
All other loans	—	—	—	—	3,981	3,981	—
Total loans	$3,128	$2,621	$3,452	$9,201	$3,840,834	$3,850,035	$—

At June 30, 2025 there were three PCD loans totaling $6.2 million that were greater than 90 days past due, and there was one at June 30, 2024 totaling $560,000.

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

Collateral-dependent Loans. The following table presents the Company’s collateral-dependent loans and related ACL at June 30, 2025 and 2024:

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2025	Real Estate	Land	Other	Total	Dependent Loans

1-4 Family residential real estate	$752	$—	$—	$752	$117
Non-owner occupied commercial real estate	31,764	—	—	31,764	6,456
Owner occupied commercial real estate	811	—	541	1,352	290
Construction and land development	5,743	661	—	6,404	161
Agriculture real estate	1,695	—	—	1,695	—
Commercial and industrial	494	—	3,128	3,622	1,129
Total loans	$41,259	$661	$3,669	$45,589	$8,153

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2024	Real Estate	Land	Other	Total	Dependent Loans

1-4 Family residential real estate	$797	$—	$—	$797	$116
Non-owner occupied commercial real estate	23,457	—	—	23,457	10,175
Commercial and industrial	—	—	2,705	2,705	635
Total loans	$24,254	$—	$2,705	$26,959	$10,926

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at June 30, 2025 and 2024.

(dollars in thousands)	June 30, 2025	June 30, 2024
1-4 Family residential real estate	$2,847	$1,391
Non-owner occupied commercial real estate	5,784	—
Owner occupied commercial real estate	1,309	1,102
Construction and land development	5,789	108
Agriculture real estate	3,268	1,896
Commercial and industrial	3,442	1,703
Agriculture production	505	461
Consumer	96	19
Total loans	$23,040	$6,680

At June 30, 2025, there were four nonaccrual loans, totaling $7.4 million that were individually evaluated for which no ACL was recorded, and none at June 30, 2024.

Modifications to Borrowers Experiencing Financial Difficulty. During fiscal 2025, ten loans totaling $25.7 million, were modified for borrowers experiencing financial difficulty. During fiscal 2024, two loans totaling $859,000, were modified for borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at June 30, 2025 and 2024 are shown in the following tables segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

	June 30, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$24	$—	0.00%
Non-owner occupied commercial real estate	—	22,270	—	—	2.51%
Owner occupied commercial real estate	—	—	—	2,701	0.61%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	661	0.20%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	54	—	—	0.01%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$22,324	$24	$3,362	0.63%

None of the modifications made during fiscal 2025 were more than 90 days past due, and none defaulted during fiscal 2025. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the ACL on an individual basis, using the same process that it utilizes for other adversely classified loans. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the allowance. As a result, a change to the ACL is generally not recorded upon modification.

June 30, 2024
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	—	—	—	—%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	859	—	—	0.19%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$859	$—	$—	0.02%

Both loan modifications made during fiscal 2024 were more than 90 days past due, and were classified as substandard at June 30, 2024. Both of these loans defaulted in fiscal 2024.

Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure, deed in lieu, or in-substance repossession. As of June 30, 2025 and June 30, 2024, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $74,000, respectively. In addition, as of June 30, 2025 and 2024, the Company had residential mortgage loans and home equity loans with a carrying value of $769,000 and $193,000 respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2025 and 2024, respectively:

	June 30,
(dollars in thousands)	2025	2024
Beginning Balance	$11,101	$10,547
Additions	8,816	6,465
Repayments	(7,228)	(5,911)
Change in related party	1,688	—
Ending Balance	$14,377	$11,101

NOTE 4: Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2025	2024
Land	$15,386	$15,376
Buildings and improvements	85,512	84,474
Construction in progress	2,754	829
Furniture, fixtures, equipment and software	29,386	27,850
Automobiles	118	112
Operating leases ROU asset	6,991	6,669
	140,147	135,310
Less accumulated depreciation	44,165	39,358
	$95,982	$95,952

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At June 30, 2025, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

In the February 2022 Fortune merger, the Company assumed a ground lease with an entity that is controlled by a Company insider. This property is in St. Louis County, MO and is in its fifth year of a twenty year term.

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

	At or For the Twelve	At or For the Twelve
	Months Ended	Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,192	$1,215
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$760	$840
ROU assets obtained in exchange for operating lease obligations:	$—	$2,445

At June 30, 2025, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2026	$839
2027	833
2028	848
2029	850
2030	834
Thereafter	7,662
Future lease payments expected	11,866
Less: present value discount	(4,875)
Total lease liability	$6,991

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the years ended June 30, 2025 and 2024, income recognized from these lessor agreements was $432,000 and $334,000, respectively. Income from lessor agreements was included in net occupancy and equipment expense.

NOTE 5: Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2025	2024
Non-interest bearing accounts	$508,110	$514,107
NOW accounts	1,132,298	1,239,663
Money market deposit accounts	331,251	336,799
Savings accounts	661,115	517,084

TOTAL NON-MATURITY DEPOSITS	2,632,774	2,607,653
Certificates
0.00-0.99%	6,211	17,862
1.00-1.99%	14,021	33,395
2.00-2.99%	8,314	46,195
3.00-3.99%	240,321	149,095
4.00-4.99%	1,347,081	671,562
5.00-5.99%	32,646	412,418
6.00% and above	—	4,879
TOTAL CERTIFICATES	1,648,594	1,335,406
TOTAL DEPOSITS	4,281,368	3,943,059

The aggregate amount of deposits with a minimum denomination of $250,000 was $1.4 billion and $1.2 billion at June 30, 2025 and 2024, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2025 to June 30, 2026	$1,224,472
July 1, 2026 to June 30, 2027	284,186
July 1, 2027 to June 30, 2028	89,055
July 1, 2028 to June 30, 2029	36,602
July 1, 2029 to June 30, 2030	14,279
TOTAL	$1,648,594

Brokered certificates totaled $233.6 million and $171.8 million at June 30, 2025 and 2024, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2025 and 2024 totaled approximately $14.4 million and $6.5 million, respectively.

NOTE 6:  Repurchase Agreements

Securities sold under agreements to repurchase totaled $15.0 million at June 30, 2025, an increase of $5.6 million from $9.4 million at June 30, 2024. The following table sets forth the outstanding amounts and interest rates as of June 30, 2025 and June 30, 2024:

	June 30,	June 30,
(dollars in thousands)	2025	2024
Period-end balance	$15,000	$9,398
Average balance during the period	14,330	9,398
Maximum month-end balance during the period	15,000	9,398
Average interest during the period	5.35%	4.80%
Period-end interest rate	5.11%	5.39%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	June 30,	June 30,
(dollars in thousands)	2025	2024
Mortgage-backed securities (MBS)	$15,353	$9,981

NOTE 7:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Interest	June 30,
Maturity	Rate	2025	2024

		(dollars in thousands)
07/24/24	0.66%	—	1,995
08/13/24	1.88%	—	3,000
03/06/25	1.01%	—	3,000
07/15/25	0.77%	1,995	1,967
04/20/26	4.39%	5,000	5,000
06/22/26	4.55%	5,000	5,000
06/26/26	4.49%	5,000	5,000
07/17/26	4.54%	5,000	5,000
07/22/26	1.10%	1,973	1,951
12/14/26	2.65%	84	137
04/12/27	4.04%	5,000	5,000
04/27/27	4.07%	5,000	5,000
05/03/27	3.95%	5,000	5,000
05/12/27	3.86%	5,000	5,000
06/22/27	4.38%	5,000	5,000
06/25/27	4.34%	5,000	5,000
07/19/27	4.37%	5,000	5,000
07/19/27	4.22%	10,000	—
03/23/28	3.85%	10,000	10,000
03/24/28	3.93%	10,000	10,000
06/22/28	4.21%	5,000	5,000
06/26/28	4.18%	5,000	5,000
07/18/28	4.19%	5,000	5,000
	TOTAL	$104,052	$102,050
Weighted-average rate		4.05%	3.82%

Of the advances outstanding at June 30, 2025, none are callable by the FHLB prior to maturity. In addition to the above advances, the Bank had additional available credit amounting to $752.6 million and $742.5 million with the FHLB at June 30, 2025 and 2024, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate loans, one- to four-family mortgage loans and multi-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $1.5 billion and $1.4 billion were pledged to the FHLB at June 30, 2025 and 2024, respectively. The principal maturities of FHLB advances at June 30, 2025, are below:

June 30, 2025
FHLB Advance Maturities	(dollars in thousands)
July 1, 2025 to June 30, 2026	$16,995
July 1, 2026 to June 30, 2027	37,057
July 1, 2027 to June 30, 2028	45,000
July 1, 2028 to June 30, 2029	5,000
July 1, 2029 to June 30, 2030	—
TOTAL	$104,052

NOTE 8: Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At June 30, 2025, the Debentures carried an interest rate of 7.32%. The balance of the Debentures outstanding was $7.2 million at June 30, 2025 and June 30, 2024. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2025 the current rate was 7.03%. The carrying value of the debt securities was approximately $2.8 million at June 30, 2025 and June 30, 2024.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2025, the current rate was 6.38%. The carrying value of the debt securities was approximately $5.6 million at June 30, 2025 and 2024.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and was carried at a value of $471,000 and $467,000 at June 30, 2025 and June 30, 2024, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.5 million and $7.6 million at June 30, 2025 and 2024, respectively.

NOTE 9: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2025, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2025. Total 401(k) expense for fiscal 2025, 2024, and 2023, was $2.4 million, $2.8 million, and $2.4 million, respectively. At June 30, 2025 and 2024, 401(k) plan participants held approximately 418,000 and 412,000 shares, respectively, of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (the EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. From fiscal 2012 through fiscal

2017, the Company awarded 122,803 shares, and no awards were made under the plan since fiscal 2017. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. At June 30, 2025, no awards remained outstanding, and there was no unvested compensation expense related to the EIP.

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

As of June 30, 2025, no options remained outstanding and there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. No options to purchase shares were vested in fiscal 2025, 2024, or 2023. There were no shares exercised in fiscal 2025, 10,000 shares were exercised in fiscal 2024, and none were exercised in fiscal 2023.

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

Under the 2017 Plan, as of June 30, 2025, options to purchase 161,500 shares have been granted to employees and directors, of which 6,000 options have been exercised, 15,000 have been forfeited, and 140,500 remain outstanding. As of June 30, 2025, there was $1.0 million in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2017 Plan at June 30, 2025, was $1.5 million, and 6,900 options were exercisable and out-of-the-money at June 30, 2025, with a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2025, 2024, and 2023 was $218,000, $126,000, and $42,000, respectively.

Under the 2017 Plan, full value awards totaling 0, 26,600, and 28,650 shares, respectively, were issued to employees and directors in fiscal 2025, 2024, and 2023. All full value awards were in the form of either:

●	restricted stock vesting at the rate of one-fifth of such shares per year,
●	performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a trailing three-year period,
●	restricted stock vesting at the rate of one-third of such shares per year, or
●	restricted stock vesting after a three-year service requirement.

During fiscal 2025, 2024, and 2023, full value awards of 29,523, 16,624, and 15,140 shares were vested, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the vesting period. Compensation expense for full value awards under the 2017 Plan for fiscal 2025, 2024, and 2023 was $845,000, $903,000, and $833,000, respectively. At June 30, 2025, unvested compensation expense related to full value awards under the 2017 Plan was approximately $1.6 million.

2024 Omnibus Incentive Plan. The Company adopted an equity-based incentive plan in October 2024 (the 2024 Plan). Under the 2024 Plan, the Company reserved for issuance 650,000 shares of common stock for awards to employees and directors, against which full value awards (stock-based awards other than stock options and stock appreciation rights) are to be counted on a 2.5-for-1 basis. The 2024 Plan authorized awards to be made to employees, officers, and directors by a committee of outside directors. The committee held the power to set vesting requirements for each award under the 2024 Plan. Under the 2024 Plan, stock awards and shares issued pursuant to exercised options may be issued from either authorized but unissued shares, or treasury shares.

Under the 2024 Plan, as of June 30, 2025, options to purchase 12,000 shares have been granted to employees and directors, of which none have been exercised or forfeited, and 12,000 remain outstanding. As of June 30, 2025, there was $298,000 in remaining unrecognized compensation expense related to unvested stock options under the 2024 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2024 Plan at June 30, 2025, was $0, and no options were exercisable and out-of-the-money at June 30, 2025, with a strike price in excess of the market price.

Under the 2024 Plan, full value awards totaling 22,800 shares were issued to employees and directors in fiscal 2025. Compensation expense for full value awards under the 2024 Plan for fiscal 2025 was $115,000. At June 30, 2025, unvested compensation expense related to full value awards under the 2024 Plan was approximately $1.3 million. All full value awards were in the form of either:

●	restricted stock vesting at the rate of one-fifth of such shares per year,
●	performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a trailing three-year period.

Changes in options outstanding under the 2003 Plan, the 2017 Plan, and the 2024 Plan were as follows:

	2025		2024		2023
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$34.43	140,500	$39.63	148,000	$36.56	104,000
Granted	60.42	12,000	40.74	23,500	38.58	44,000
Exercised	—	—	24.49	(16,000)	—	—
Forfeited	—	—	42.35	(15,000)	—	—
Outstanding at year-end	$42.76	152,500	$34.43	140,500	$39.63	148,000
Options exercisable at year-end	$39.51	88,500	$38.44	65,800	$33.89	63,700

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2025, 2024, and 2023:

	2025	2024	2023
Assumptions:
Expected dividend yield	1.52%	2.06%	1.79%
Expected volatility	36.53%	34.89%	29.67%
Risk-free interest rate	4.55%	4.12%	3.79%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$27.06	$15.88	$16.68

The table below summarizes information about stock options outstanding under the 2017 Plan, and the 2024 Plan at June 30, 2025:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
31 mo.	11,500	37.31	11,500	37.31
42 mo.	15,500	34.35	15,500	34.35
56 mo.	15,500	37.40	15,500	37.40
67 mo.	23,000	34.91	18,400	34.91
79 mo.	11,500	53.82	6,900	53.82
85 mo.	7,500	46.59	3,000	46.59
92 mo.	32,500	46.94	13,000	46.94
99 mo.	3,500	40.28	700	40.28
103 mo.	20,000	40.82	4,000	40.82
116 mo.	12,000	60.42	—	60.42

NOTE 10: Income Taxes

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

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	June 30, 2025	June 30, 2024
Deferred tax assets:
Provision for losses on loans	$12,225	$12,159
Accrued compensation and benefits	1,210	1,063
NOL carry forwards acquired	24	30
Low income housing tax credit carry forward	—	396
Unrealized loss on other real estate	—	949
Unrealized loss on available for sale securities	3,201	4,915
Other	552	—
Total deferred tax assets	17,212	19,512

Deferred tax liabilities:
Purchase accounting adjustments	2,604	2,452
Depreciation	4,468	4,519
FHLB stock dividends	120	120
Prepaid expenses	586	705
Other	—	529
Total deferred tax liabilities	7,778	8,325
Net deferred tax asset	$9,434	$11,187

As of June 30, 2025, the Company had approximately $110,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2025	2024	2023
Tax at statutory rate	$15,539	$13,253	$10,387
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(332)	(471)	(327)
State tax, net of Federal benefit	653	412	46
Cash surrender value of Bank-owned life insurance	(438)	(401)	(318)
Tax credit benefits	(710)	(12)	(19)
Other, net	704	147	457
Actual provision	$15,416	$12,928	$10,226

For the years ended June 30, 2025, 2024, and 2023, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR). Tax credit benefits are recognized under the proportional amortization method of accounting for investments in tax credits.

NOTE 11: Accumulated Other Comprehensive Loss (AOCL)

The components of AOCL, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2025	2024
Net unrealized loss on securities available-for-sale	$(14,551)	$(22,339)
Unrealized loss from defined benefit pension plan	(25)	(27)
	(14,576)	(22,366)
Tax effect	3,198	4,911
Net of tax amount	$(11,378)	$(17,455)

Amounts reclassified from AOCL and the affected line items in the consolidated statements of income during the years ended June 30, 2025 and 2024, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)			Affected Line Item in the Condensed
	2025	2024	Consolidated Statements of Income
Unrealized gain (loss) on securities available-for-sale	$48	$(1,489)	Net realized gains (losses) on sale of AFS securities
Amortization of defined benefit pension items	$2	$5	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	50	(1,484)
Tax benefit	11	(312)	Provision for income tax
Total reclassification out of AOCI	$40	$(1,172)	Net Income

NOTE 12: Stockholders’ Equity and Regulatory Capital

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of June 30, 2025 and 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of June 30, 2025, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$577,150	13.95%	$331,050	8.00%	$	n/a	n/a
Southern Bank	545,293	13.34%	326,920	8.00%		408,650	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	517,842	12.51%	248,288	6.00%		n/a	n/a
Southern Bank	494,186	12.09%	245,190	6.00%		326,920	8.00%
Tier I Capital (to Average Assets)
Consolidated	517,842	10.61%	195,249	4.00%		n/a	n/a
Southern Bank	494,186	10.05%	196,782	4.00%		245,977	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	502,197	12.14%	186,216	4.50%		n/a	n/a
Southern Bank	494,186	12.09%	183,892	4.50%		265,622	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$524,023	13.23%	$316,979	8.00%	$	n/a	n/a
Southern Bank	496,105	12.68%	312,877	8.00%		391,097	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	467,027	11.79%	237,734	6.00%		n/a	n/a
Southern Bank	447,192	11.43%	234,658	6.00%		312,877	8.00%
Tier I Capital (to Average Assets)
Consolidated	467,027	10.19%	183,262	4.00%		n/a	n/a
Southern Bank	447,192	9.79%	182,723	4.00%		228,403	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	451,474	11.39%	178,300	4.50%		n/a	n/a
Southern Bank	447,192	11.43%	175,993	4.50%		254,213	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2025, approximately $59.8 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

NOTE 13: Commitments and Contingencies

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

The Company had total outstanding standby letters of credit amounting to $4.6 million at June 30, 2025, and $6.2 million at June 30, 2024, with terms ranging from 12 to 24 months. At June 30, 2025, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $944.0 million in commitments to extend credit at June 30, 2025, and $898.6 million at June 30, 2024.

At June 30, 2025, total commitments to originate fixed-rate loans with terms in excess of one year were $200.2 million at rates ranging from 4.75% to 8.28%, with a weighted-average rate of 6.96%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $1.4 billion at June 30, 2025, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

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

NOTE 14: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	June 30,
(dollars in thousands except per share data)	2025	2024	2023

Net income	$58,578	$50,182	$39,237
Less: distributed earnings allocated to participating securities	(47)	(49)	(42)
Less: undistributed earnings allocated to participating securities	(217)	(208)	(150)
Net income available to common shareholders	$58,314	$49,925	$39,045

Denominator for basic earnings per share
Weighted-average shares outstanding	11,234,703	11,292,634	10,124,766
Effect of dilutive securities stock options or awards	23,266	8,645	17,033
Denominator for diluted earnings per share	11,257,969	11,301,279	10,141,799

Basic earnings per share available to common stockholders	$5.19	$4.42	$3.86
Diluted earnings per share available to common stockholders	$5.18	$4.42	$3.85

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 81,175, 79,830, and 66,607 were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

NOTE 15: Business Combinations

On January 20, 2023, the Company completed the merger with Citizens and its wholly owned subsidiary, Citizens Bank and Trust Company (“Citizens Bank”), in a stock and cash transaction. In late February 2023, the Company merged Citizens Bank with and into the Bank, coincident to the data systems conversion. For the fiscal years ended June 30, 2025, 2024 and 2023, the Company incurred $0, $95,000 and $4.9 million, respectively, of third-party acquisition-related costs, which are included in noninterest expense in the Company’s consolidated statements of income.

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

Pro Forma
For the twelve months ended
(dollars in thousands)	June 30, 2023
Revenue	$183,878
Earnings	$51,156

NOTE 16: Fair Value Measurements

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

Recurring Measurements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and 2024:

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,263	$—	$24,263	$—
Corporate obligations	30,642	—	30,642	—
Asset backed securities	42,481	—	42,481	—
Other securities	3,964	—	3,964	—
MBS and CMOs	359,494	—	359,494	—
Mortgage servicing rights	2,297	—	—	2,297
Derivative financial instruments	912	—	912	—
Liabilities:
Derivative financial instruments	877	—	877	—

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$27,753	$—	$27,753	$—
Corporate obligations	31,277	—	31,277	—
Asset backed securities	58,679	—	58,679	—
Other securities	5,333	—	5,333	—
MBS and CMOs	304,861	—	304,861	—
Mortgage servicing rights	2,448			2,448
Derivative financial instruments	20	—	20	—
Liabilities:
Derivative financial instruments	15	—	15	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2025.

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

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps on loans accounted for as fair value hedges. The fair value of interest rate swaps was determined by discounting the expected cash flows of the interest rate swaps. This valuation reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy. See information regarding the Company’s derivative financial agreements in Note 17: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

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

The following table summarizes the change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2025 and 2024:

	June 30,
(dollars in thousands)	2025	2024
MSR, beginning	$2,448	$2,359
Originations	171	165
Amortization	(214)	(207)
Change in fair value	(108)	131
MSR, ending	$2,297	$2,448

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2025 and 2024:

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$625	$—	$—	$625
Collateral dependent loans	24,368	—	—	24,368

	Fair Value Measurements at June 30, 2024, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$759	$—	$—	$759
Collateral dependent loans	12,994	—	—	12,994

The following table presents gains and losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2025 and 2024:

(dollars in thousands)	2025	2024
Foreclosed and repossessed assets held for sale	$(45)	$74
Total (gains) losses on assets measured on a non-recurring basis	$(45)	$74

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

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the ACL specific to the loan.

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2025 and 2024.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$625	Third party appraisal	Marketability discount	25.6 -25.6%	25.6%
Collateral dependent loans	24,368	Collateral value	Marketability discount	4.3 -100.0%	23.9%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2024	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$759	Third party appraisal	Marketability discount	17.9 - 44.9%	20.3%
Collateral dependent loans	12,994	Collateral value	Marketability discount	14.5 - 52.3%	43.7%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2025 and 2024:

	June 30, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$192,859	$192,859	$—	$—
Interest-bearing time deposits	246	—	246	—
Stock in FHLB	9,361	—	9,361	—
Stock in Federal Reserve Bank of St. Louis	9,139	—	9,139	—
Loans held for sale	431	—	431	—
Loans receivable, net	4,048,961	—	—	3,976,696
Accrued interest receivable	26,018	—	26,018	—
Mortgage servicing assets	2,297			2,297
Derivative financial instruments	912	—	912	—
Financial liabilities
Deposits	4,281,368	2,632,774	—	1,650,046
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	104,052	—	104,561	—
Accrued interest payable	14,186	—	14,186	—
Subordinated debt	23,208	—	—	21,722
Derivative financial instruments	877	—	877	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2024
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$60,904	$60,904	$—	$—
Interest-bearing time deposits	491	—	491	—
Stock in FHLB	8,713	—	8,713	—
Stock in Federal Reserve Bank of St. Louis	9,089	—	9,089	—
Loans receivable, net	3,797,287	—	—	3,639,657
Accrued interest receivable	23,826	—	23,826	—
Mortgage servicing assets	2,448	—	—	2,448
Derivative financial instruments	20	—	20	—
Financial liabilities
Deposits	3,943,059	2,607,653	—	1,338,215
Securities sold under agreements to repurchase	9,398	—	9,398	—
Advances from FHLB	102,050	—	100,468	—
Accrued interest payable	12,868	—	12,868	—
Subordinated debt	23,156	—	—	20,576
Derivative financial instruments	15	—	15	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

NOTE 17: Derivative Financial Instruments

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

The Company executed two interest rate swaps with an original notional amounts totaling $20.0 million during fiscal 2025, and executed two interest rate swaps with original notional amounts totaling $40.0 million during fiscal 2024, for a total of $60.0 million outstanding as of June 30,2025, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family residential real estate loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the year ended June 30, 2025 was $364,000 compared to $28,000 in the year ended June 30, 2024.

The notional amounts and estimated fair values of the Company’s interest rate swaps at June 30, 2025 and June 30, 2024 are presented in the table below.

	June 30, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$60,000	$912	$877

	June 30, 2024
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities

1-4 Family interest rate swaps	$40,000	$20	$15

The carrying amount of the hedged assets, located in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at June 30, 2025 and June 30, 2024 are presented in the table below.

June 30, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$474,855	$892

June 30, 2024
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$553,307	$5

NOTE 18: Significant Estimates

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the ACL are described in Note 1.

NOTE 19: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
(dollars in thousands)	2025	2024

Condensed Balance Sheets
Assets
Cash and cash equivalents	$18,449	$13,967
Other assets	51,483	52,220
Investment in common stock of Bank	498,347	446,131
TOTAL ASSETS	$568,279	$512,318

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$379	$414
Subordinated debt	23,208	23,156
TOTAL LIABILITIES	23,587	23,570
Stockholders' equity	544,692	488,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,279	$512,318

	Year ended June 30,
(dollars in thousands)	2025	2024	2023

Condensed Statements of Income
Interest income	$37	$41	$32
Interest expense	1,628	1,742	1,439
Net interest expense	(1,591)	(1,701)	(1,407)
Dividends from Bank	17,000	16,000	48,000
Operating expenses	1,248	1,018	3,041
Income before income taxes and equity in undistributed income of the Bank	14,161	13,281	43,552
Income tax (expense) benefit	(54)	571	552
Income before equity in undistributed income of the Bank	14,107	13,852	44,104
Equity in undistributed income of the Bank	44,471	36,330	(4,867)
NET INCOME	$58,578	$50,182	$39,237
COMPREHENSIVE INCOME	$64,655	$54,652	$34,799

	Year ended June 30,
(dollars in thousands)	2025	2024	2023
Condensed Statements of Cash Flow
Cash Flows from operating activities:
Net income	$58,578	$50,182	$39,237
Changes in:
Equity in undistributed income of the Bank	(44,471)	(36,330)	4,867
Other adjustments, net	753	56	388
NET CASH PROVIDED BY OPERATING ACTIVITES	14,860	13,908	44,492

Investments in Bank subsidiaries	—	—	(31,382)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(31,382)

Cash flows from financing activities:
Dividends on common stock	(10,378)	(9,526)	(8,632)
Payments to acquire treasury stock	—	(3,857)	—
NET CASH USED IN FINANCING ACTIVITIES	(10,378)	(13,383)	(8,632)

Net increase in cash and cash equivalents	4,482	525	4,478
Cash and cash equivalents at beginning of year	13,967	13,442	8,964
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,449	$13,967	$13,442

NOTE 20: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2025
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$67,378	$69,424	$69,925	$70,638
Interest expense	30,717	31,281	30,446	30,305

Net interest income	36,661	38,143	39,479	40,333

Provision for credit losses	2,159	932	932	2,500
Noninterest income	7,173	6,865	6,666	7,280
Noninterest expense	25,840	24,876	25,391	25,976
Income before income taxes	15,835	19,200	19,822	19,137
Income tax expense	3,379	4,547	4,139	3,351
NET INCOME	$12,456	$14,653	$15,683	$15,786
Basic earnings per share	$1.10	$1.30	$1.39	$1.40
Diluted earnings per share	$1.10	$1.30	$1.39	$1.39

	June 30, 2024
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$58,107	$61,576	$64,025	$64,667
Interest expense	22,714	27,090	29,516	29,572

Net interest income	35,393	34,486	34,509	35,095

Provision for credit losses	900	900	900	900
Noninterest income	5,853	5,640	5,584	7,767
Noninterest expense	23,706	23,860	25,049	25,002
Income before income taxes	16,640	15,366	14,144	16,960
Income tax expense	3,488	3,173	2,837	3,430
NET INCOME	$13,152	$12,193	$11,307	$13,530
Basic earnings per share	$1.16	$1.08	$1.00	$1.19
Diluted earnings per share	$1.16	$1.07	$0.99	$1.19

	June 30, 2023
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$34,996	$38,851	$48,286	$54,283
Interest expense	6,487	10,600	14,519	18,065

Net interest income	28,509	28,251	33,767	36,218

Provision for credit losses	5,056	1,138	10,072	795
Noninterest income	5,513	5,456	6,284	8,951
Noninterest expense	16,920	17,638	26,992	24,875
Income before income taxes	12,046	14,931	2,987	19,499
Income tax expense	2,442	3,267	578	3,939
NET INCOME	$9,604	$11,664	$2,409	$15,560
Basic earnings per share	$1.04	$1.26	$0.22	$1.37
Diluted earnings per share	$1.04	$1.26	$0.22	$1.37

NOTE 21: Segment Reporting

The Company operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07 during the year ended June 30, 2025. The Chief Executive Officer, Greg Steffens, serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated net income, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required.

Based on this assessment, the Company’s financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2025, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of June 30, 2025, has been audited by Forvis Mazars, L.L.P., an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reposrting as of June 30, 2025, is set forth below.

Date: September 11, 2025	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
	By:	/s/ Jane E. Butler
Jane E. Butler
Vice President and Principal Accounting Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of June 30, 2025 and 2024, and for each of the three years in the period ended June 30, 2025, and our report dated September 11, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on the Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

/s/ Forvis Mazars, LLP

Springfield, Missouri

September 11, 2025

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2025, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a–1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” and is incorporated herein by reference.

Insider Trading Policy

Information concerning our insider trading policy is incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders to be held in October 2025, a copy of which will be filed no later than 120 days after the close of the fiscal year. In addition, a copy of our insider trading policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended June 30, 2025.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Schalk, Brooks, Hensley, Robison, Tooley, and McClain, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2025, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Company has adopted a written Code of Conduct and Ethics (the "Code") that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons with similar functions, and to all our other team members and our directors. The Code may be reviewed at the Company’s website, www.bankwithsouthern.com, by following the "investor relations" and "corporate governance" links. You may also obtain a copy by writing to the Corporate Secretary of the Company, 2991 Oak Grove Road, Poplar Bluff, MO 63901, or by calling 573-778-1800.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since last disclosed to shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Change in Control

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2025, with respect to compensation plans under which shares of common stock may be issued.

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	152,500	$42.76	581,000	(1)
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	152,500	$42.76	581,000
(1)	Under the terms of the 2024 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 650,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 581,000 shares remaining available for future awards under the plan, as of June 30, 2025, reflects the 650,000 shares originally available under the shares authorization, less awards of 12,000 option shares, and 22,800 full value shares (counted on a 2.5-for-1 basis, or 57,000).

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and Director independence required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Springfield, Missouri.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements:

The following are contained in Part II, Item 8 of this Form 10-K:

(a)(2)Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)Exhibits:

(b) Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

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

10	Material Contracts:
	1.	Registrant’s 2024 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 23, 2024 and incorporated herein by reference)
	2.	Registrant’s 2017 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)
	3.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	4.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	5.	Employment Agreements
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

Director’s Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference)

(vi)

Director’s Retirement Agreement with David J. Tooley (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference)

		(vii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	8.	Change-in-Control Agreements
		(i)	Change-in -Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in -Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Amended and Restated Change-in -Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Form 8-K for the event on July 23, 2025 and incorporated herein by reference)
		(v)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Current Report on Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(vii)	Change-in -Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2025
10.2	Director Fee Arrangements for 2025
19	Insider Trading Policy
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
97

Policy Relating to Recovery of Erroneously Awarded Compensation (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 and incorporated herein by reference)

101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Date:	September 11, 2025	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 11, 2025
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 11, 2025
L. Douglas Bagby
Vice-Chairman and Director

By:	/s/ Sammy A. Schalk	September 11, 2025
Sammy A. Schalk
Director

By:	/s/ Rebecca McLane Brooks	September 11, 2025
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 11, 2025
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 11, 2025
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 11, 2025
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 11, 2025
Todd E. Hensley
Director

By:	/s/ Daniel L. Jones	September 11, 2025
Danile L. Jones
Director

By:	/s/ David L. McClain	September 11, 2025
David L. McClain
Director

By:	/s/ William E. Young	September 11, 2025
William E. Young Director

By:	/s/ Stefan Chkautovich	September 11, 2025
Stefan Chkautovich
Chief Financial Officer (Principal Financial Officer)
By:	/s/ Jane E. Butler	September 11, 2025
Jane E. Butler
(Principal Accounting Officer)