Form 10-Q
period 2025-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2025-11-07
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2025
Common Stock, Par Value $.01	11,202,189 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND JUNE 30, 2025

	September 30, 2025	June 30, 2025
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$124,111	$192,859
Interest-bearing time deposits	247	246
Available for sale securities	453,855	460,844
Stock in FHLB of Des Moines	9,347	9,361
Stock in Federal Reserve Bank of St. Louis	9,142	9,139
Loans held for sale	277	431
Loans receivable, net of ACL of $52,081 and $51,629 at September 30, 2025 and June 30, 2025, respectively	4,139,662	4,048,961
Accrued interest receivable	30,591	26,018
Premises and equipment, net	95,211	95,982
Bank owned life insurance – cash surrender value	76,240	75,691
Goodwill	50,727	50,727
Other intangible assets, net	22,139	22,994
Prepaid expenses and other assets	24,783	26,354
Total assets	$5,036,332	$5,019,607

Liabilities and Stockholders' Equity
Deposits	$4,280,490	$4,281,368
Securities sold under agreements to repurchase	20,000	15,000
Advances from FHLB	102,029	104,052
Accounts payable and other liabilities	35,037	37,101
Accrued interest payable	15,334	14,186
Subordinated debt	23,221	23,208
Total liabilities	4,476,111	4,474,915

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,980,232 and 11,980,887 shares issued at September 30, 2025 and June 30, 2025, respectively	120	120
Additional paid-in capital	221,483	221,347
Retained earnings	372,406	359,576
Treasury stock of 689,565 and 681,420 shares at September 30, 2025 and June 30, 2025, respectively, at cost	(25,419)	(24,973)
Accumulated other comprehensive loss	(8,369)	(11,378)
Total stockholders' equity	560,221	544,692
Total liabilities and stockholders' equity	$5,036,332	$5,019,607

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2025	2024
Interest Income
Loans	$66,460	$61,753
Investment securities	1,305	1,621
Mortgage-backed securities	4,151	3,926
Other interest-earning assets	1,114	78
Total interest income	73,030	67,378
Interest Expense
Deposits	28,940	28,796
Securities sold under agreements to repurchase	200	160
Advances from FHLB	1,081	1,326
Subordinated debt	391	435
Total interest expense	30,612	30,717
Net Interest Income	42,418	36,661
Provision for Credit Losses	4,500	2,159
Net Interest Income After Provision for Credit Losses	37,918	34,502
Noninterest Income
Deposit account charges and related fees	2,365	2,184
Bank card interchange income	1,530	1,499
Loan servicing fees	263	286
Other loan fees	194	1,063
Net realized gains on sale of loans	175	361
Earnings on bank owned life insurance	548	517
Insurance brokerage commissions	319	287
Wealth management fees	851	730
Other income	328	247
Total noninterest income	6,573	7,174
Noninterest Expense
Compensation and benefits	13,065	14,397
Occupancy and equipment, net	3,788	3,689
Data processing expense	2,513	2,171
Telecommunications expense	347	428
Deposit insurance premiums	620	472
Legal and professional fees	1,075	1,208
Advertising	614	546
Postage and office supplies	300	306
Intangibles amortization	857	897
Foreclosed property expenses/losses	58	12
Other operating expense	1,814	1,715
Total noninterest expense	25,051	25,841
Income Before Income Taxes	19,440	15,835
Income Taxes
Current
Deferred
Total Income Taxes	3,790	3,377
Net Income	$15,650	$12,458

Basic earnings per share	$1.39	$1.10
Diluted earnings per share	$1.38	$1.10
Dividends paid per share	$0.25	$0.23

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2025	2024

Net Income	$15,650	$12,458
Other comprehensive income:
Unrealized gains on securities available-for-sale	3,858	8,832
Tax expense	(849)	(1,943)
Total other comprehensive income	3,009	6,889
Comprehensive Income	$18,659	$19,347

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	For the three-month period ended September 30, 2025
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2025	$120	$221,347	$359,576	$(24,973)	$(11,378)	$544,692

Net Income			15,650			15,650
Change in unrealized loss on available for sale securities					3,009	3,009
Dividends paid on common stock ($.25 per share)			(2,820)			(2,820)
Stock option expense		97				97
Stock grant expense		39				39
Treasury stock purchased				(446)		(446)
BALANCE AS OF SEPTEMBER 30, 2025	$120	$221,483	$372,406	$(25,419)	$(8,369)	$560,221

	For the three-month period ended September 30, 2024
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

Net Income			12,458			12,458
Change in unrealized loss on available for sale securities					6,889	6,889
Dividends paid on common stock ($.23 per share)			(2,594)			(2,594)
Stock option expense		89				89
Stock grant expense		39				39
BALANCE AS OF SEPTEMBER 30, 2024	$120	$219,808	$321,240	$(24,973)	$(10,566)	$505,629

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2025	2024

Cash Flows From Operating Activities:
Net Income	$15,650	$12,458
Items not requiring (providing) cash:
Depreciation	1,642	1,608
Loss on disposal of fixed assets	—	67
Stock option and stock grant expense	136	128
Loss on sale/write-down of foreclosed property	15	29
Amortization of intangible assets	857	897
Accretion of purchase accounting adjustments	(858)	(937)
Increase in cash surrender value of bank owned life insurance (BOLI)	(548)	(517)
Provision for credit losses	4,500	2,159
Net amortization of premiums and discounts on securities	(220)	(444)
Originations of loans held for sale	(5,998)	(4,637)
Proceeds from sales of loans held for sale	6,327	5,248
Gain on sales of loans held for sale	(175)	(361)
Changes in:
Accrued interest receivable	(4,573)	(5,123)
Prepaid expenses and other assets	(70)	(363)
Accounts payable and other liabilities	(2,412)	965
Deferred income taxes	879	—
Accrued interest payable	1,148	(1,185)
Net cash provided by operating activities	16,300	9,992
Cash Flows From Investing Activities:
Net increase in loans	(94,448)	(116,106)
Net change in interest-bearing deposits	1	248
Proceeds from maturities of available for sale securities	18,036	19,708
Purchases of Federal Home Loan Bank stock	(113)	(259)
Redemptions of Federal Home Loan Bank stock	127	—
Purchases of Federal Reserve Bank of St. Louis stock	(3)	(3)
Purchases of available-for-sale securities	(6,969)	(2,737)
Purchases of long-term investments and other assets	(150)	(50)
Redemptions of long-term investments and other assets	432	—
Purchases of premises and equipment	(901)	(1,431)
Proceeds from sale of foreclosed assets	82	4
Net cash used in investing activities	(83,906)	(100,626)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	37,970	(87,791)
Net (decrease) increase in certificates of deposits	(38,832)	184,874
Net increase in securities sold under agreements to repurchase	5,000	5,602
Proceeds from Federal Home Loan Bank advances	1,300	260,000
Repayments of Federal Home Loan Bank advances	(3,314)	(255,014)
Purchase of treasury stock	(446)	—
Dividends paid on common stock	(2,820)	(2,594)
Net cash (used in) provided by financing activities	(1,142)	105,077
(Decrease) increase in cash and cash equivalents	(68,748)	14,443
Cash and cash equivalents at beginning of period	192,859	60,904
Cash and cash equivalents at end of period	$124,111	$75,347
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$395	$—
Conversion of loans to repossessed assets	75	7
Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	30	—

Cash paid during the period for:
Interest (net of interest credited)	$1,753	$1,978
Income taxes	6,066	4,022

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2025, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. The Bank has three active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC. In addition, the Bank has four inactive subsidiaries, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, Fortune SBA, LLC, and SMS Financial Services, Inc. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold a controlling interest in Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred stockholders in order to meet the requirements to be a REIT. At September 30, 2025, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Regulatory risk is comprised of extensive state and federal laws and regulations designed primarily to protect consumers, depositors, and deposit insurance funds rather than stockholders. Changes in these regulations, actions by supervisory authorities, or significant litigation could impose operational restrictions, require substantial compliance resources, and/or result in penalties that may negatively impact our business and stockholder value.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions, interest-bearing deposits in other depository institutions, and securities purchased under agreements to resell with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $76.7 million and $136.9 million at September 30, 2025, and June 30, 2025, respectively. Securities purchased under agreements to resell totaled $25.3 million and $25.2 million at September 30, 2025, and June 30, 2025, respectively, and are included in these totals. Other correspondent deposits are held in various commercial banks with a total of $1.9 million and $1.8 million exceeding the FDIC’s deposit insurance limits at September 30, 2025, and June 30, 2025, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at September 30, 2025, or June 30, 2025.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans, and is established through provision for credit losses charged against current earnings. The ACL is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics identified below in the qualitative factors. The Company generally incorporates a reasonable and supportable forecast period of four quarters, and thereafter immediately reverts to long-term historical averages.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. For loans that do not share general risk characteristics with the collectively evaluated pools, the Company estimates credit losses on an individual loan basis, and these loans are excluded from the collectively evaluated pools. An ACL for an individually evaluated loan is recorded when the amortized cost basis of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value, less estimated costs to sell, of the collateral for certain collateral dependent loans. For the collectively evaluated pools, the Company segments the loan portfolio primarily by loan purpose and collateral into 23 pools, which are homogeneous groups of loans that possess similar loss potential characteristics. The Company primarily utilizes the discounted cash flow (DCF) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal balance, the Company utilizes the remaining life method. The Company does not measure ACL on accrued interest for those pools utilizing the remaining life method, as the uncollectible accrued interest receivable balance is written off within 90 days. The DCF model implements probability of default (PD) and loss given default (LGD) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. The Company defines a default in the ACL methodology, as an event of charge off, an adverse (substandard or worse) internal credit rating on most loan types, except agriculture production and agriculture real estate (watch or worse), becoming delinquent 90 days or more, being modified for experiencing financial difficulty, or being placed on nonaccrual status. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag.

As part of the CECL methodology, the Company incorporates qualitative adjustments to the ACL calculation to capture credit risks inherent within the loan portfolio that are not captured in the DCF model.

The qualitative adjustments considered include internal factors such as:

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

Qualitative adjustments considered also include external factors such as:

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

Valuations are periodically performed by management, and an allowance for losses is established by a charge against income if the carrying value of a property exceeds its estimated fair value, less estimated selling costs.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2025, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at September 30, 2025.

Intangible Assets. The Company’s intangible assets at September 30, 2025 included gross core deposit intangibles of $39.1 million with $21.9 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.5 million, and mortgage and SBA servicing rights of $2.9 million. At June 30, 2025, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $21.1 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.5 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $2.2 million in the remainder of fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, $2.5 million in fiscal 2030, and $6.4 million thereafter. As of September 30, 2025, and June 30, 2025, there was no impairment of other intangible assets indicated.

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

Derivative Financial Instruments and Hedging Activities. The Company enters into derivative financial instruments, primarily interest rate swaps, to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. The Company’s derivative financial instruments also include interest swap contracts which are not designated as hedging instruments, executed with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty. Derivative instruments are accounted pursuant to ASC Topic 815, “Derivatives and Hedging”, which requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet. All derivative financial instruments are recognized as other assets or other liabilities, as applicable, at estimated fair value. The change in each of these financial statement line items is included as operating cash flows in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments. Derivative financial instruments are more fully described in Note 13.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $108.0 million and $107.6 million as of September 30, 2025, and June 30, 2025, respectively, and investment management assets totaling $562.6 million and $538.2 million as of September 30, 2025, and June 30, 2025, respectively.

New Accounting Pronouncements:

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

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$25,998	$49	$(1,163)	$—	$24,884
Corporate obligations	29,734	52	(421)	—	29,365
Asset-backed securities	38,365	540	(144)	—	38,761
Other securities	3,739	10	(54)	—	3,695
Total debt securities	97,836	651	(1,782)	—	96,705

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	139,440	2,181	(4,225)	—	137,396
Commercial MBS issued by GSEs	95,348	660	(4,258)	—	91,750
CMOs issued by GSEs	131,924	601	(4,521)	—	128,004
Total MBS and CMOs	366,712	3,442	(13,004)	—	357,150
Total AFS securities	$464,548	$4,093	$(14,786)	$—	$453,855

	June 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$26,030	$5	$(1,772)	$—	$24,263
Corporate obligations	31,199	75	(632)	—	30,642
Asset-backed securities	42,059	567	(145)	—	42,481
Other securities	4,007	10	(53)	—	3,964
Total debt securities	103,295	657	(2,602)	—	101,350

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	138,377	1,623	(5,005)	—	134,995
Commercial MBS issued by GSEs	96,377	446	(4,821)	—	92,002
CMOs issued by GSEs	137,346	402	(5,251)	—	132,497
Total MBS and CMOs	372,100	2,471	(15,077)	—	359,494
Total AFS securities	$475,395	$3,128	$(17,679)	$—	$460,844

The amortized cost and estimated fair value of available for sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,147	$1,146
After one year but less than five years	25,985	25,836
After five years but less than ten years	43,036	41,971
After ten years	27,668	27,752
Total investment securities	97,836	96,705
MBS and CMOs	366,712	357,150
Total AFS securities	$464,548	$453,855

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $306.8 million and $294.3 million at September 30, 2025, and June 30, 2025, respectively. The securities pledged consisted of marketable securities, including $165.5 million and $151.6 million of MBS, $108.7 million and $109.8 million of CMOs, $29.4 million and $29.7 million of State and Political Subdivisions Obligations, and $3.3 million and $3.3 million of Other Securities at September 30, 2025, and June 30, 2025, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30, 2025, and June 30, 2025:

	September 30, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$—	$—	$16,511	$1,163	$16,511	$1,163
Corporate obligations	4,511	15	11,990	407	16,501	422
Asset-backed securities	1,994	—	839	143	2,833	143
Other securities	12	—	3,316	54	3,328	54
MBS and CMOs	10,993	140	165,317	12,864	176,310	13,004
Total AFS securities	$17,510	$155	$197,973	$14,631	$215,483	$14,786

	June 30, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$4,882	$84	$15,807	$1,688	$20,689	$1,772
Corporate obligations	1,936	6	18,194	626	20,130	632
Asset-backed securities	3,281	2	839	143	4,120	145
Other securities	15	—	3,578	53	3,593	53
MBS and CMOs	57,829	465	158,105	14,612	215,934	15,077
Total AFS securities	$67,943	$557	$196,523	$17,122	$264,466	$17,679

The following information pertaining to unrealized losses and ACL on securities, by security type, is presented as of September 30, 2025.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include no individual securities which have been in an unrealized loss position for less than 12 months and 33 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include four securities which have been in an unrealized loss position for less than 12 months and 12 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed securities include two individual security which have been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include three individual securities which have been in an unrealized loss position for less than 12 months, and 109 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of September 30, 2025, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three-month periods ended September 30, 2025, and 2024.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2025	June 30, 2025

1-4 Family residential real estate	$1,021,300	$992,445
Non-owner occupied commercial real estate	918,275	888,317
Owner occupied commercial real estate	454,265	442,984
Multi-family real estate	445,953	422,758
Construction and land development	283,912	332,405
Agriculture real estate	255,610	244,983
Total loans secured by real estate	3,379,315	3,323,892

Commercial and industrial	521,945	510,259
Agriculture production	229,338	206,128
Consumer	56,051	55,387
All other loans	5,094	5,102
Gross loans	4,191,743	4,100,768

Deferred loan fees, net	—	(178)
Allowance for credit losses	(52,081)	(51,629)
Net loans	$4,139,662	$4,048,961

The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2025, the Bank had purchased participations in 70 loans totaling $155.3 million, as compared to 71 loans totaling $188.0 million at June 30, 2025.

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

Agriculture Production and Agriculture Real Estate Lending. Agriculture production and agriculture real estate loans are generally comprised of seasonal operating lines to farmers to plant crops and term loans to fund the purchase of equipment, farmland, or livestock. Agricultural real estate loans generally include loans secured by row crop ground, pasture, and forestry. The Company originates substantially all agriculture production and agriculture real estate lending to borrowers headquartered in the Company’s primary lending area. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Agriculture production operating lines are typically written for one year and secured by the crop. Agricultural real estate terms offered usually have amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Risks to agricultural lending include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland and farm equipment values.

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

Allowance for Credit Losses. The ACL represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses (PCL) is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate ACL. In determining the adequacy of the ACL, and therefore the provision to be charged to current earnings, the Company relies primarily on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in developing assumptions for the allowance include historical net credit losses, the level and composition of nonaccrual, past due and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

Individually Evaluated Loans. The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified through the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. The reviews use one of the three following alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral values are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs. The ACL for individually evaluated loans totaled $6.3 million and $8.2 million at September 30, 2025, and June 30, 2025, respectively.

Non-Individually Evaluated (Pooled) Loans. Non-individually evaluated (pooled) loans comprise the majority of the Company’s total loan portfolio and include loans that were not individually evaluated. The Company primarily utilizes the discounted cash flow (DCF) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal, the Company utilizes the remaining life method. The DCF model implements probability of default (PD) and loss given default (LGD) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag. The ACL for non-individually evaluated (pooled) loans totaled $45.8 million and $43.4 million at September 30, 2025, and June 30, 2025, respectively.

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

The following tables present the balance in the ACL based on portfolio segment as of September 30, 2025, and 2024, and activity in the ACL for the three-month periods ended September 30, 2025, and 2024:

	At period end and for the three months ended September 30, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,274	$1,310	$(150)	$—	$11,434
Non-owner occupied commercial real estate	12,241	1,148	(2,875)	—	10,514
Owner occupied commercial real estate	4,521	(189)	—	—	4,332
Multi-family real estate	4,329	(350)	—	—	3,979
Construction and land development	4,788	(154)	(161)	—	4,473
Agriculture real estate	4,194	568	—	—	4,762
Commercial and industrial	6,952	1,190	(341)	32	7,833
Agriculture production	3,374	221	(53)	66	3,608
Consumer	952	399	(291)	84	1,144
All other loans	4	(2)	—	—	2
Total	$51,629	$4,141	$(3,871)	$182	$52,081

	At period end and for the three months ended September 30, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,528	$157	$(48)	$—	$10,637
Non-owner occupied commercial real estate	19,055	1,673	—	—	20,728
Owner occupied commercial real estate	4,815	(1)	—	—	4,814
Multi-family real estate	5,447	(376)	—	47	5,118
Construction and land development	2,901	774	—	—	3,675
Agriculture real estate	2,107	(80)	—	—	2,027
Commercial and industrial	6,233	(85)	(39)	5	6,114
Agriculture production	835	(51)	—	—	784
Consumer	578	13	(72)	7	526
All other loans	17	(3)	—	—	14
Total	$52,516	$2,021	$(159)	$59	$54,437

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of September 30, 2025, and 2024, and activity in the allowance for the three-month periods ended September 30, 2025, and 2024:

	At period end and for the three months ended September 30, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$202	$(20)	$182
Non-owner occupied commercial real estate	134	26	160
Owner occupied commercial real estate	161	(28)	133
Multi-family real estate	—	63	63
Construction and land development	2,279	575	2,854
Agriculture real estate	81	10	91
Commercial and industrial	1,074	(270)	804
Agriculture production	—	—	—
Consumer	—	3	3
All other loans	8	—	8
Total	$3,939	$359	$4,298

	At period end and for the three months ended September 30, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$140	$30	$170
Non-owner occupied commercial real estate	153	22	175
Owner occupied commercial real estate	136	(14)	122
Multi-family real estate	31	3	34
Construction and land development	1,912	88	2,000
Agriculture real estate	60	(8)	52
Commercial and industrial	782	20	802
Agriculture production	37	(3)	34
Consumer	12	—	12
All other loans	—	—	—
Total	$3,263	$138	$3,401

The following tables present year-to-date gross charge-offs by loan class and year of origination for the three-month periods ended September 30, 2025, and 2024:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
September 30, 2025
1-4 Family residential real estate	$—	$—	$143	$—	$7	$—	$—	$150
Non-owner occupied commercial real estate	—	—	—	2,800	75	—	—	2,875
Construction and land development	—	—	—	—	—	161	—	161
Commercial and industrial	—	188	76	10	67	—	—	341
Agriculture production	—	—	—	33	20	—	—	53
Consumer	164	62	30	20	14	1	—	291
Total gross charge-offs	$164	$250	$249	$2,863	$183	$162	$—	$3,871

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
September 30, 2024
1-4 Family residential real estate	$—	$—	$—	$—	$—	$48	$—	$48
Commercial and industrial	—	—	28	—	—	11	—	39
Consumer	—	37	21	11	3	—	—	72
Total gross charge-offs	$—	$37	$49	$11	$3	$59	$—	$159

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

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and fiscal year of origination as of September 30, 2025. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
1-4 Family residential real estate
Pass	$74,065	$184,390	$103,355	$128,831	$162,207	$245,297	$116,461	$1,014,606
Watch	—	546	167	499	335	581	11	2,139
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	242	366	883	2,774	290	4,555
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$74,065	$184,936	$103,764	$129,696	$163,425	$248,652	$116,762	$1,021,300

Non-owner occupied commercial real estate
Pass	$93,393	$120,755	$74,178	$191,548	$254,409	$127,253	$8,230	$869,766
Watch	—	—	1,770	14,998	196	—	—	16,964
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,560	—	1,696	26,289	—	—	31,545
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$93,393	$124,315	$75,948	$208,242	$280,894	$127,253	$8,230	$918,275

Owner occupied commercial real estate
Pass	$48,019	$65,628	$59,711	$79,600	$70,811	$101,884	$20,765	$446,418
Watch	124	1,062	2,033	286	810	72	400	4,787
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	850	870	886	437	17	3,060
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$48,143	$66,690	$62,594	$80,756	$72,507	$102,393	$21,182	$454,265

Multi-family real estate
Pass	$10,960	$79,601	$18,140	$191,878	$68,667	$66,611	$7,171	$443,028
Watch	—	1,562	—	—	1,363	—	—	2,925
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$10,960	$81,163	$18,140	$191,878	$70,030	$66,611	$7,171	$445,953

Construction and land development
Pass	$36,415	$143,752	$26,734	$60,914	$4,696	$2,855	$2,051	$277,417
Watch	—	—	—	191	—	61	—	252
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	5,743	—	—	500	—	6,243
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$36,415	$143,752	$32,477	$61,105	$4,696	$3,416	$2,051	$283,912

Agriculture real estate
Pass	$19,175	$52,788	$22,666	$33,605	$37,830	$44,256	$19,376	$229,696
Watch	4,903	3,985	1,499	2,082	5,413	4,043	132	22,057
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	44	1,438	257	1,351	767	—	3,857
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$24,078	$56,817	$25,603	$35,944	$44,594	$49,066	$19,508	$255,610

Commercial and industrial
Pass	$88,117	$127,978	$29,906	$18,833	$28,593	$18,958	$188,196	$500,581

Watch	723	2,922	4,496	2,277	—	212	5,159	15,789
Special Mention	—	—	—	—	—	—	—	—
Substandard	73	2,790	67	175	897	332	638	4,972
Doubtful	603	—	—	—	—	—	—	603
Total Commercial and industrial	$89,516	$133,690	$34,469	$21,285	$29,490	$19,502	$193,993	$521,945

Agriculture production
Pass	$9,339	$45,157	$11,771	$5,073	$1,711	$3,927	$132,475	$209,453
Watch	3,681	1,517	871	—	83	—	13,558	19,710
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	26	49	81	8	11	—	175
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$13,020	$46,700	$12,691	$5,154	$1,802	$3,938	$146,033	$229,338

Consumer
Pass	$9,800	$24,393	$9,402	$6,866	$2,558	$1,512	$1,474	$56,005
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	33	—	13	—	—	—	46
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$9,800	$24,426	$9,402	$6,879	$2,558	$1,512	$1,474	$56,051

All other loans
Pass	$259	$2,379	$856	$183	$41	$1,376	$—	$5,094
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$259	$2,379	$856	$183	$41	$1,376	$—	$5,094

Total Loans
Pass	$389,542	$846,821	$356,719	$717,331	$631,523	$613,929	$496,199	$4,052,064
Watch	9,431	11,594	10,836	20,333	8,200	4,969	19,260	84,623
Special Mention	—	—	—	—	—	—	—	—
Substandard	73	6,453	8,389	3,458	30,314	4,821	945	54,453
Doubtful	603	—	—	—	—	—	—	603
Total	$399,649	$864,868	$375,944	$741,122	$670,037	$623,719	$516,404	$4,191,743

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and fiscal year of origination as of June 30, 2025. This table includes PCD loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis as of September 30, 2025, and June 30, 2025. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2025
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,295	$1,275	$4,145	$6,715	$1,014,585	$1,021,300	$—
Non-owner occupied commercial real estate	4,390	—	2,836	7,226	911,049	918,275	—
Owner occupied commercial real estate	623	—	43	666	453,599	454,265	—
Multi-family real estate	—	—	—	—	445,953	445,953	—
Construction and land development	34	—	5,893	5,927	277,985	283,912	—
Agriculture real estate	385	294	2,463	3,142	252,468	255,610	—
Commercial and industrial	3,229	482	1,217	4,928	517,017	521,945	—
Agriculture production	16	—	199	215	229,123	229,338	—
Consumer	320	101	38	459	55,592	56,051	—
All other loans	—	—	—	—	5,094	5,094	—
Total loans	$10,292	$2,152	$16,834	$29,278	$4,162,465	$4,191,743	$—

	June 30, 2025
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,317	$1,973	$2,442	$5,732	$986,713	$992,445	$—
Non-owner occupied commercial real estate	62	—	5,784	5,846	882,471	888,317	—
Owner occupied commercial real estate	—	116	989	1,105	441,879	442,984	—
Multi-family real estate	—	—	—	—	422,758	422,758	—
Construction and land development	315	12	5,743	6,070	326,335	332,405	—
Agriculture real estate	178	11	2,613	2,802	242,181	244,983	—
Commercial and industrial	1,055	219	1,837	3,111	507,148	510,259	—
Agriculture production	163	164	78	405	205,723	206,128	—
Consumer	380	98	74	552	54,835	55,387	—
All other loans	—	—	—	—	5,102	5,102	—
Total loans	$3,470	$2,593	$19,560	$25,623	$4,075,145	$4,100,768	$—

At September 30, 2025, there were two PCD loans totaling $6.2 million greater than 90 days past due, compared to three PCD loans totaling $6.2 million that were greater than 90 days past due at June 30, 2025.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at September 30, 2025, and June 30, 2025:

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
September 30, 2025	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$2,913	$—	$—	$2,913	$724
Non-owner occupied commercial real estate	32,327	—	—	32,327	4,234
Owner occupied commercial real estate	3,657	—	468	4,125	240
Multi-family real estate	—	—	—	—	—
Construction and land development	5,743	500	—	6,243	—
Agriculture real estate	2,463	1,210	—	3,673	—
Commercial and industrial	—	—	5,421	5,421	1,120
Agriculture production	—	—	12	12	—
Total loans	$47,103	$1,710	$5,901	$54,714	$6,318

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2025	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$752	$—	$—	$752	$117
Non-owner occupied commercial real estate	31,764	—	—	31,764	6,456
Owner occupied commercial real estate	811	—	541	1,352	290
Construction and land development	5,743	661	—	6,404	161
Agriculture real estate	1,695	—	—	1,695	—
Commercial and industrial	494	—	3,128	3,622	1,129
Total loans	$41,259	$661	$3,669	$45,589	$8,153

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30, 2025, and June 30, 2025. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	September 30, 2025	June 30, 2025
1-4 Family residential real estate	$4,607	$2,847
Non-owner occupied commercial real estate	6,396	5,784
Owner occupied commercial real estate	394	1,309
Construction and land development	5,928	5,789
Agriculture real estate	2,899	3,268
Commercial and industrial	5,500	3,442
Agriculture production	269	505
Consumer	38	96
Total loans	$26,031	$23,040

At September 30, 2025, there were 36 nonaccrual loans totaling $17.9 million, and at June 30, 2025 there were four nonaccrual loans totaling $7.4 million, that were individually evaluated for which no ACL was recorded. The increase in nonperforming loans (NPLs) compared to June 30, 2025, was primarily attributable to one commercial relationship consisting of two loans collateralized by commercial real estate and equipment, as well as three unrelated loans secured by one-to-four family residential properties, all of which were placed on nonaccrual status during the first quarter of fiscal 2026.

Modifications to Borrowers Experiencing Financial Difficulty. During the three-month period ended September 30, 2025, there was one loan modification, totaling $603,000, made to a borrower experiencing financial difficulty. During the three-month period ended September 30, 2024, there were no loan modifications made to borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at

September 30, 2025 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

September 30, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	—	—	—	—%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	603	—	—	0.12%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$603	$—	$—	0.01%

The loan modification made during fiscal 2026 was made to delay payments. The modified loan was not past due at September 30, 2025.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2025, and June 30, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $345,000 and $0, respectively. In addition, as of September 30, 2025, and June 30, 2025, the Company had residential mortgage loans and home equity loans with a carrying value of $2.3 million and $769,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2025	June 30, 2025
Land	$15,401	$15,386
Buildings and improvements	88,989	85,512
Construction in progress	44	2,754
Furniture, fixtures, equipment and software	29,505	29,386
Automobiles	118	118
Operating leases ROU asset	6,961	6,991
	141,018	140,147
Less accumulated depreciation	45,807	44,165
	$95,211	$95,982

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize ROU asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At September 30, 2025, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The range of discount rates utilized was 4.0% to 5.7%. The expected lease terms range from 18 months to 20 years.

	September 30, 2025	June 30, 2025
Consolidated Balance Sheet
Operating leases ROU asset	$6,961	$6,991
Operating leases liability	$6,961	$6,991

	For the three- month
	periods ended
	September 30,
(dollars in thousands)	2025	2024
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$298	$298
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$217	$206
ROU assets obtained in exchange for operating lease obligations:	$52	$—

At September 30, 2025, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2026	$692
2027	853
2028	867
2029	850
2030	834
Thereafter	7,669
Future lease payments expected	11,765
Less: present value discount	(4,804)
Total lease liability	$6,961

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three-month periods ended September 30, 2025, and 2024, income recognized from these lessor agreements was $130,000 and $114,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2025	June 30, 2025
Non-interest bearing accounts	$502,085	$508,110
NOW accounts	1,098,721	1,132,298
Money market deposit accounts	354,516	331,251
Savings accounts	715,406	661,115
Certificates	1,609,762	1,648,594
Total Deposit Accounts	$4,280,490	$4,281,368

Brokered certificates totaled $200.4 million at September 30, 2025, compared to $233.6 million at June 30, 2025.

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $20.0 million at September 30, 2025, an increase of $5.0 million from $15.0 million at June 30, 2025. The following table sets forth the outstanding amounts and interest rates as of September 30, 2025, and June 30, 2025:

	September 30,	June 30,
(dollars in thousands)	2025	2025
Period-end balance	$20,000	$15,000
Average balance during the period	18,043	14,330
Maximum month-end balance during the period	20,000	15,000
Average interest during the period	4.39%	5.35%
Period-end interest rate	4.05%	5.11%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	September 30,	June 30,
(dollars in thousands)	2025	2025
Mortgage-backed securities (MBS)	$20,278	$15,353

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three- month periods ended
	September 30,
(dollars in thousands except per share data)	2025	2024

Net income	$15,650	$12,458
Less: distributed earnings allocated to participating securities	(12)	(13)
Less: undistributed earnings allocated to participating securities	(55)	(49)
Net income available to common stockholders	$15,583	$12,396

Denominator for basic earnings per share
Weighted-average shares outstanding	11,246,743	11,220,766
Effect of dilutive securities stock options or awards	25,166	19,241
Denominator for diluted earnings per share	11,271,909	11,240,007

Basic earnings per share available to common stockholders	$1.39	$1.10
Diluted earnings per share available to common stockholders	$1.38	$1.10

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 38,500 and 75,000 were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2025, and 2024, respectively.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Income taxes
Current	$2,910	$3,377
Deferred	880	—
Total income tax provision	$3,790	$3,377

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	September 30, 2025	June 30, 2025
Deferred tax assets:
Provision for losses on loans	$12,404	$12,225
Accrued compensation and benefits	896	1,210
NOL carry forwards acquired	23	24
Unrealized loss on available for sale securities	2,353	3,201
Other	—	552
Total deferred tax assets	15,676	17,212

Deferred tax liabilities:
Purchase accounting adjustments	2,613	2,604
Depreciation	4,242	4,468
FHLB stock dividends	120	120
Prepaid expenses	635	586
Other	360	—
Total deferred tax liabilities	7,970	7,778
Net deferred tax asset	$7,706	$9,434

As of September 30, 2025, the Company had approximately $103,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Tax at statutory rate	$4,082	$3,325
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(83)	(106)
State tax, net of Federal benefit	49	85
Cash surrender value of Bank-owned life insurance	(115)	(109)
Tax credit benefits	(131)	(24)
Other, net	(12)	206
Actual provision	$3,790	$3,377

For the three-month periods ended September 30, 2025, and 2024, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the proportional amortization method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2025. For fiscal 2026, the Bank has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three-month period ended September 30, 2025, retirement plan expenses recognized for the Plan totaled approximately $799,000 as compared to $760,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At September 30, 2025, the Debentures carried an interest rate of 7.03%. The balance of the Debentures outstanding was $7.2 million at both September 30, 2025, and June 30, 2025. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At September 30, 2025, the current rate was 6.75%. The carrying value of the debt securities was approximately $2.8 million at both September 30, 2025, and June 30, 2025.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At September 30, 2025, the current rate was 6.10%. The carrying value of the debt securities was approximately $5.7 million and 5.6 million at September 30, 2025, and June 30, 2025, respectively.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $471,000 at September 30, 2025, and June 30, 2025.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.5 million at both September 30, 2025, and June 30, 2025.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025, and June 30, 2025:

	Fair Value Measurements at September 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,884	$—	$24,884	$—
Corporate obligations	29,365	—	29,365	—
Asset backed securities	38,761	—	38,761	—
Other securities	3,695	—	3,695	—
MBS and CMOs	357,150	—	357,150	—
Mortgage servicing rights	2,299	—	—	2,299
Derivative financial instruments	1,214	—	1,214	—
Liabilities:
Derivative financial instruments	1,168	—	1,168	—

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,263	$—	$24,263	$—
Corporate obligations	30,642	—	30,642	—
Asset backed securities	42,481	—	42,481	—
Other securities	3,964	—	3,964	—
MBS and CMOs	359,494	—	359,494	—
Mortgage servicing rights	2,297			2,297
Derivative financial instruments	912	—	912	—
Liabilities:
Derivative financial instruments	877	—	877	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three-month period ended September 30, 2025. There were no transfers between levels of the fair value hierarchy during the period ended September 30 2025.

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

Derivative financial instruments. The Company’s derivative financial instruments consist of interest rate swaps on loans accounted for as fair value hedges. The fair value of interest rate swaps was determined by discounting the expected cash flows of the interest rate swaps. This valuation reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs. The Company’s derivative financial instruments also include interest swap contracts which are not designated as hedging instruments, executed with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty. The inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy and, as a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of these Notes to Consolidated Financial Statements.

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

The following table summarizes the change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended September 30, 2025, and September 30, 2024:

	September 30,
(dollars in thousands)	2025	2024
MSR, beginning	$2,297	$2,448
Originations	50	34
Amortization	(48)	(63)
Change in fair value	—	—
MSR, ending	$2,299	$2,419

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2025, and June 30, 2025:

	Fair Value Measurements at September 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,006	$—	$—	$1,006
Collateral dependent loans	20,349	—	—	20,349

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$625	$—	$—	$625
Collateral dependent loans	24,368	—	—	24,368

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2025, and 2024:

	For the three months ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Foreclosed and repossessed assets held for sale	$159	$23
Total losses on assets measured on a non-recurring basis	$159	$23

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2025, and June 30, 2025.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	September 30, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,006	Third party appraisal	Marketability discount	8.0 -8.2%	8.0%
Collateral dependent loans	20,349	Collateral value	Marketability discount	14.9 -100.0%	22.1%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$625	Third party appraisal	Marketability discount	25.6 -25.6%	25.6%
Collateral dependent loans	24,368	Collateral value	Marketability discount	4.3 -100.0%	23.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2025, and June 30, 2025.

	September 30, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$124,111	$124,111	$—	$—
Interest-bearing time deposits	247	—	247	—
Stock in FHLB	9,347	—	9,347	—
Stock in Federal Reserve Bank of St. Louis	9,142	—	9,142	—
Loans held for sale	277	—	277	—
Loans receivable, net	4,139,662	—	—	4,090,982
Accrued interest receivable	30,591	—	30,591	—
Financial liabilities
Deposits	4,280,490	2,672,492	—	1,612,565
Securities sold under agreements to repurchase	20,000	—	20,000	—
Advances from FHLB	102,029	—	102,070	—
Accrued interest payable	15,334	—	15,334	—
Subordinated debt	23,221	—	—	22,076
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$192,859	$192,859	$—	$—
Interest-bearing time deposits	246	—	246	—
Stock in FHLB	9,361	—	9,361	—

Stock in Federal Reserve Bank of St. Louis	9,139	—	9,139	—
Loans receivable, net	4,048,961	—	—	3,976,696
Accrued interest receivable	26,018	—	26,018	—
Financial liabilities
Deposits	4,281,368	2,632,774	—	1,650,046
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	104,052	—	104,084	—
Accrued interest payable	14,186	—	14,186	—
Subordinated debt	23,208	—	—	21,722
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Fair Value Hedges. The Company executed two interest rate swaps with an original notional amounts totaling $20.0 million during fiscal 2025, and executed two interest rate swaps with original notional amounts totaling $40.0 million during fiscal 2024, for a total of $60.0 million outstanding as of September 30,2025, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family residential real estate loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three-month period ended September 30, 2025, was $56,000 compared to $178,000 in the three-month period ended September 30, 2024.

The notional amounts and estimated fair values of the Company’s interest rate swaps at September 30, 2025, and June 30, 2025 are presented in the tables below:

	September 30, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$937	$891

	June 30, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$912	$877

The carrying amount of the hedged assets, included in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at September 30, 2025, and June 30, 2025 are presented in the tables below:

September 30, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$460,337	$910

June 30, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$474,855	$892

Non-Hedging Interest Rate Derivatives. During the three-month period ended September 30, 2025, the Company entered into an interest rate swap contract that is not designated as a hedging instrument. This derivative contract relates to transactions in which the Company enters into an interest rate swap contracts which are not designated as hedging instruments, executed with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty. Additionally, the Company receives an upfront, non-refundable fee from the upstream counterparty, dependent upon the pricing, that is recognized in noninterest income upon receipt from the counterparty. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that were not designated as hedging instruments as of September 30, 2025 are summarized as follows:

	September 30, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
Non-Hedging interest rate swap contracts	$13,250	$277	$—
Non-Hedging interest rate swap contracts	13,250	—	277

Note 14: Segment Reporting

The Company operates as a single segment entity for financial reporting purposes and adopted ASU 2023-07 during the year ended June 30, 2025. The Chief Executive Officer, Greg Steffens, serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses performance of the Company based on the consolidated net income, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required.

Based on this assessment, the Company believes that its financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2025, the Bank operated from its headquarters, 63 full-service branch offices, two limited-service branch offices, and three loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 60 of its other branch offices. The remaining eight branches and offices are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2025, and results of operations for the three-month periods ended September 30, 2025, and 2024.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected and goodwill impairment charges might be incurred;

●	potential adverse impacts to economic conditions, both nationally and in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and inflation, including the effects of a potential recession whether caused by Federal Reserve actions or otherwise or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	the impact of monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	potential imposition of new or increased tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses (ACL) on loans;
●	our ability to access cost-effective funding and maintain sufficient liquidity;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	fluctuations in the demand for loans and deposits, including our ability to attract and retain deposits;
●	the impact of a federal government shutdown;
●	legislative or regulatory changes that adversely affect our business;
●	the effects of climate change, severe weather events, other natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the impact on FDIC insurance premiums and the possibility that our regulators may, among other things, require an increase in our reserve for credit losses on loans or a write-down of assets;
●	the impact of technological changes and an inability to keep pace with the rate of technological advances;

●	the inability of key third party providers to perform their obligations to us;
●	cyber threats, such as phishing, ransomware, and insider attacks, can lead to financial loss, reputational damage, and regulatory penalties if sensitive customer data and critical infrastructure are not adequately protected;
●	our ability to retain key members of our management team; and
●	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Note 1 of the Consolidated Financial Statements” in the Company’s 2025 Annual Report on Form 10-K and “Note 2 of the Notes to the Consolidated Financial Statements” in the Form 10-Q. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 62 in the Company’s 2025 Annual Report.

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily interest-bearing transaction accounts, certificates of deposit, savings and money market deposit accounts, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve, in which the difference in interest rates between short term and long term periods is relatively large, could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies, and actions of regulatory authorities.

During the first three months of fiscal 2026, total assets increased by $16.7 million. The increase was primarily attributable to an increase in net loans receivable, partially offset by decreases in cash and cash equivalents, and AFS securities. Loans, net of the ACL, increased $90.7 million; cash equivalents decreased by $68.7 million; and AFS securities decreased $7.0 million. Liabilities increased $1.2 million, primarily attributable to an increase in securities sold under agreements to repurchase of $5.0 million, partially offset by decreases in accounts payable and other liabilities of $2.1 million, FHLB advances of $2.0 million, and deposits of $878,000. Equity increased $15.5 million, attributable primarily to earnings retained after cash dividends paid, in combination with a $3.0 million reduction in accumulated other comprehensive losses (AOCL) due to the market value of the Company’s investments appreciating as a result of the decrease in market interest rates, partially offset by the purchase of treasury stock totaling $446,000. For more information, see “Comparison of Financial Condition at September 30, 2025, and June 30, 2025.”

Net income for the first three months of fiscal 2025 was $15.7 million, an increase of $3.2 million, or 25.6% as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and decreases in noninterest expense, partially offset by increases in PCL and income taxes, and decreases in noninterest income. For the three-month period ended September 30, 2025, fully-diluted net income per share available to common stockholders was $1.38, up $0.28, or 25.5%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended September, 2025, was 1.24%, as compared to 1.07% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2025, was 11.3%, as compared to 9.9% in the same period of the prior fiscal year. For the first three months of fiscal 2025, as compared to the same period of the prior fiscal year, net interest income increased $5.8 million, or 15.7%, and noninterest expense decreased $790,000, or 3.1%; these items were partially offset by PCL, which increased $2.3 million, or 108.4%, noninterest income, which decreased $601,000, or 8.4%, and provision for income taxes, which increased $413,000, or 12.2%. For more information see “Results of Operations – Comparison of the three- month periods ended September 30, 2025, and 2024”.

Interest rates during the first three months of fiscal 2026 remained relatively stable and moved lower at the shorter end and mid-point of the curve due to Federal Open Market Committee (FOMC) approved a federal funds rate cut of 25 basis points in September 2025. Market expectations are for further reductions in the federal funds rate over the next year, while there are concerns that economic conditions could keep inflation somewhat elevated and above the FOMC target range, which has led to some steepening of the yield curve. At September 30, 2025, the yield curve had a 56 basis point positive slope between the two-year and ten-year treasury rates.

As compared to the first three months of the prior fiscal year, our average yield on earning assets increased by one basis point, primarily attributable to increased yields on loans receivable, as loans renewed and new loans were originated at higher market rates, partially offset by decreased yields on AFS securities, and a higher percentage of earning assets in securities and cash. The cost of interest-bearing liabilities decreased by 28 basis points due primarily to lower market rates. Due to average earning assets repricing slightly higher, and interest-bearing liabilities repricing lower, the net interest spread increased 29 basis points to 3.02% and the net interest margin increased by 23 basis points to 3.57% during the first three-months of fiscal 2026, as compared to the same period in fiscal 2025. The increase in the net interest margin was due primarily to the increase in net interest spread, partially offset by a lower composition of higher yielding assets, primarily loans, and a higher balance of lower yielding cash and cash equivalents, compared to the prior fiscal year period. In addition, net interest income benefitted from an 8.1% increase in average earnings assets, compared to the prior fiscal year period. The combination of a higher percentage of variable rate deposits compared to the prior fiscal year and lower rates, easing the pressure on interest expense, and loans repricing to higher market rates, has allowed the net interest spread and net interest margin to expand in the fiscal 2026 period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expense. Noninterest income generally consists of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank owned life insurance, gains on sales of loans, and other general operating income. Noninterest expense consists primarily of compensation and employee benefits, occupancy-related expenses, data processing expense, telecommunications expense, deposit insurance assessments, legal and professional fees, advertising, postage and office expenses, amortization of intangible assets, and other general operating expenses.

The Company’s noninterest income for the three-month period ended September 30, 2025, was $6.6 million, a decrease of $601,000, or 8.4%, as compared to the same period of the prior fiscal year. In the current period, the decrease was primarily attributable to decreases in loan fees resulting from a refinement of fee recognition in our application of ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, and lower realized gains on sales of loans, partially offset by increases in deposit account charges and related fees, wealth management fees, bank card interchange income, and earnings on bank owned life insurance.

Noninterest expense for the three-month period ended September 30, 2025, was $25.1 million, a decrease of $790,000, or 3.1%, as compared to the same period of the prior fiscal year. In the current quarter, this decrease in noninterest expense was attributable primarily to lower compensation and benefits, legal and professional fees, and telecommunication expenses. The decrease in compensation and benefits expense was primarily driven by a refinement of expense recognition in our applications of ASC 310-20. Legal and professional fees decreased from the prior-year period, which had included $840,000 of costs related to a performance improvement project designed to enhance the Bank’s operations and revenue performance. By comparison, in the first quarter of fiscal 2026, legal and professional fees included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor. This decrease was partially offset by higher data processing expenses, deposit insurance premiums, and various minor increases across other expense categories.

We expect, over time, to continue to grow our assets through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come through deposits from retail and commercial clients, as well as public units. In addition, we may utilize brokered funding and short- and long-term FHLB borrowings. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at September 30, 2025, and June 30, 2025

The Company experienced balance sheet growth in the first three months of fiscal 2026, with total assets of $5.0 billion at September 30, 2025, reflecting an increase of $16.7 million, or 0.3%, as compared to June 30, 2025. Growth primarily resulted from an increase in net loans receivable, which was partially offset by a decrease in cash equivalents and time deposits and available for sale securities.

Cash equivalents and time deposits were $124.4 million at September 30, 2025, a decrease of $68.7 million, or 35.6%, as compared to June 30, 2025. This amount was used primarily to fund loan growth. Available for sale securities were $453.9 million at September 30, 2025, down $7.0 million, or 1.5%, as compared to June 30, 2025, as the Company was less active in reinvesting principal payments received.

Loans, net of the allowance for credit losses (ACL), were $4.1 billion at September 30, 2025, increasing by $90.7 million, or 2.2%, as compared to June 30, 2025. The Company noted growth in both the real estate and non-real estate portfolios. Real estate loan growth was primarily driven by increases in non-owner occupied commercial real estate, 1-4 residential real estate, and multi-family real estate loan balances. This was somewhat offset by a decrease in construction and land development loans, due to projects completed and transitioned to permanent financing, generally provided by the Company. In the non-real estate portfolio, growth was driven by seasonal agricultural production loan draws and modest growth in commercial and industrial loan balances.

Loans anticipated to fund in the next 90 days totaled $194.5 million at September 30, 2025, as compared to $224.1 million at June 30, 2025, and $168.0 million at September 30, 2024.

The Bank’s concentration in non-owner occupied commercial real estate loans is estimated at 295.7% of Tier 1 capital and ACL at September 30, 2025, as compared to 301.9% as of June 30, 2025, with these loans representing 39.3% of total loans at September 30, 2025. Multi-family residential real estate, hospitality (hotels/restaurants), care facilities, strip centers, retail stand-alone, and storage units are the most common collateral types within the non-owner occupied commercial real estate loan portfolio. The multi-family residential real estate loan portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or that have exited the program. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers, which can be defined as non-mall shopping centers with a variety of tenants. Non-owner occupied office property types included 34 loans totaling $20.5 million, or 0.49% of total loans at September 30, 2025, none of which were adversely classified, and are generally comprised of smaller spaces with diverse tenants. The Company continues to monitor its commercial real estate concentration and its individual segments closely.

Deposits were $4.3 billion at September 30, 2025, a decrease of $878,000, as compared to June 30, 2025. The deposit portfolio declined primarily in certificates of deposit and NOW accounts, as the Bank was less aggressive on deposit pricing given its excess funding position. This was partially offset by increases in savings and money market deposit accounts. The decrease in certificates of deposit was largely driven by a $33.2 million reduction in brokered certificates compared to June 30, 2025. Brokered deposits totaled $220.5 million at September 30, 2025, a decrease of $14.6 million from June 30, 2025. Short-term brokered money market deposit accounts were utilized to partially replace the outflow of brokered certificates of deposit. Public unit balances totaled $537.4 million at September 30, 2025, a decrease of $13.5 million compared to June 30, 2025, due to expected seasonal decreases in these accounts. Compared to the same quarter a year ago, nonmaturity accounts increased $150.3 million, or 6.0%, and non-brokered certificates of deposits increased $150.7 million, or 12.0%. The average loan-to-deposit ratio for the first quarter of fiscal 2026 was 96.3%, as compared to 94.5% for the quarter ended June 30, 2025, and 98.5% for the same quarter a year ago.

FHLB advances were $102.0 million at September 30, 2025, a decrease of $2.0 million, or 2.0%, from June 30, 2025, due to maturing advances which were not renewed. For the quarter ended September 30, 2025, the Company continued to have no FHLB overnight borrowings at the end of the period.

The Company’s stockholders’ equity was $560.2 million at September 30, 2025, an increase of $15.5 million, or 2.9%, as compared to June 30, 2025. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a decrease AOCL as the market value of the Company’s investments appreciated due to decreases in market interest rates. The AOCL decreased from $11.4 million at June 30, 2025, to $8.4 million at September 30, 2025. The Company does not hold any securities classified as held-to-maturity. The increase in stockholders’ equity was partially offset by $447,000 utilized for repurchases of 8,145 shares of the Company’s common stock during the first fiscal quarter of fiscal 2026 at an average price of $54.84 per share.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2025, and 2024

The table below presents certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2025, and 2024. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,245,837	$50,111	6.12	$3,110,793	$46,158	5.89
Other loans (1)	873,022	16,349	7.43	778,947	15,595	7.94
Total net loans	4,118,859	66,460	6.40	3,889,740	61,753	6.30
Mortgage-backed securities	371,542	4,151	4.43	322,004	3,926	4.84
Investment securities (2)	121,583	1,305	4.26	138,183	1,621	4.66
Other interest-earning assets	97,948	1,114	4.51	5,547	78	5.58
TOTAL INTEREST- EARNING ASSETS (1)	4,709,932	73,030	6.15	4,355,474	67,378	6.14
Other noninterest-earning assets (3)	302,630	—		283,056	—
TOTAL ASSETS	$5,012,562	$73,030		$4,638,530	$67,378

Interest-bearing liabilities:
Savings accounts	$671,525	$4,431	2.62	$536,459	$4,020	2.97
NOW accounts	1,102,845	5,098	1.83	1,136,365	5,860	2.05
Money market accounts	330,035	2,295	2.76	333,106	2,667	3.18
Certificates of deposit	1,636,956	17,116	4.15	1,410,821	16,249	4.57
TOTAL INTEREST- BEARING DEPOSITS	3,741,361	28,940	3.07	3,416,751	28,796	3.34
Borrowings:
Securities sold under agreements to repurchase	18,043	200	4.39	12,321	160	5.14
FHLB advances	102,410	1,081	4.19	123,723	1,326	4.25
Junior subordinated debt	23,215	391	6.69	23,162	435	7.44
TOTAL INTEREST- BEARING LIABILITIES	3,885,029	30,612	3.13	3,575,957	30,717	3.41
Noninterest-bearing demand deposits	533,809	—		531,946	—
Other liabilities	41,937	—		33,738	—
TOTAL LIABILITIES	4,460,775	30,612		4,141,641	30,717
Stockholders’ equity	551,787	—		496,889	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,012,562	$30,612		$4,638,530	$30,717

Net interest income		$42,418			$36,661
Interest rate spread (4)			3.02%			2.73%
Net interest margin (5)			3.57%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.23%			121.80%

(1)	Calculated net of deferred loan fees, and loan discounts. Non-accrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $95.4 million and $75.9 million, respectively, for the three-month period ended September 30, 2025, as compared to $95.6 million and $73.8 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month periods ended September 30, 2025, compared to the three-month periods ended September 30, 2024. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2025
	Compared to three-month period ended September 30, 2024
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$1,001	$3,608	$98	$4,707
Mortgage-backed securities	(325)	599	(49)	225
Investment securities (2)	(137)	(193)	14	(316)
Other interest-earning deposits	(15)	1,288	(237)	1,036
Total net change in income on interest-earning assets	524	5,302	(174)	5,652

Interest-bearing liabilities:
Deposits	(2,912)	3,392	(336)	144
Securities sold under agreements to repurchase	(23)	74	(11)	40
FHLB advances	(20)	(227)	2	(245)
Subordinated debt	(44)	1	(1)	(44)
Total net change in expense on interest-bearing liabilities	(2,999)	3,240	(346)	(105)
Net change in net interest income	$3,523	$2,062	$172	$5,757

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2025, and 2024

General. Net income for the three-month period ended September 30, 2025, was $15.7 million, an increase of $3.2 million or 25.6%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and decreases in noninterest expense, partially offset by increases in PCL and income taxes, and decreases in noninterest income.

For the three-month period ended September 30, 2025, fully-diluted net income per share available to common stockholders was $1.38, up $0.28, or 25.5%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended September, 2025, was 1.24%, as compared to 1.07% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2025, was 11.3%, as compared to 9.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2025, was $42.4 million, an increase of $5.8 million, or 15.7%, as compared to the same period of the prior fiscal year. The increase was attributable to an 8.1% increase in the average balance of interest-earning assets in the current three-month period, as compared to the same period a year ago, and a 23 basis point increase in net interest margin, from 3.34% to 3.57%, as the cost of interest-bearing liabilities decreased by 28 basis points, and the yield earned on interest earning assets increased by one basis point.

Loan discount accretion and liability premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $876,000 in net interest income for the three-month period ended September 30, 2025, as compared to $959,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed seven basis points to net interest margin in the three-month period ended September 30, 2025, as compared to a nine-basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The Company recorded a PCL of $4.5 million in the three-month period ended September 30, 2025, as compared to a PCL of $2.2 million in the same period of the prior fiscal year. The current period PCL was the result of a $4.1 million provision attributable to the ACL for loan balances outstanding and a $359,000 provision attributable to the allowance for off-balance sheet credit exposures. The factors considered when estimating a required ACL and PCL for loan balances outstanding is detailed below under “Allowance for Credit Loss Activity” and the PCL for off-balance sheet credit exposure was primarily attributable to an increase in unfunded balances and an increase in required reserves for pooled loans.

Noninterest Income. Noninterest income for the three-month period ended September 30, 2025, was $6.6 million, a decrease of $601,000, or 8.4%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to lower other loan fees and a decrease in net realized gains on sale of loans driven by a lower volume of SBA production. Other loan fees declined, reflecting a refinement of our fee recognition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, with a greater portion now recognized in interest income over the life of the loan. These decreases were partially offset by an increase in deposit account charges and related fees, wealth management fees, and other non-interest income. Other non-interest income increased primarily due to the recognition of modest losses on the disposal of fixed assets in the year ago period, attributable to various equipment disposals, with no similar activity in the current quarter.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2025, was $25.1 million, a decrease of $790,000, or 3.1%, as compared to the same period of the prior fiscal year. In the current quarter, this decrease in noninterest expense was attributable primarily to lower compensation and benefits, legal and professional fees, and telecommunication expenses. The decrease in compensation and benefits expense was primarily driven by the aforementioned refinement in the application of ASC 310-20, under which a larger portion of loan origination costs, including related compensation, is being deferred and recognized as a reduction of interest income over the life of the loan. Legal and professional fees decreased from the prior-year period, which had included $840,000 of costs related to a performance improvement project designed to enhance the Bank’s operations and revenue performance. By comparison, the first quarter of fiscal 2026, legal and professional fees included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor. This net decrease was partially offset by higher data processing costs, deposit insurance premiums, and various minor increases across other expense categories.

Income Taxes. The income tax provision for the three-month period ended September 30, 2025, was $3.8 million, an increase of 12.2%, as compared to the same period of the prior fiscal year, primarily due to the increase in net income before income taxes. The effective tax rate for the quarter was 19.5%, compared to 21.3% in the same quarter of the prior fiscal year. The lower rate was due to the absence of merger-related tax accrual adjustments that elevated the same period of the prior fiscal year’s rate, combined with the impact of lower state tax rates and a revised apportionment methodology, in the current period. The current quarter also benefited from the recognition of tax credits under the proportional amortization method in accordance with ASC 2023-02.

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

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three-month periods ended September 30, 2025, and 2024:

	For the three months ended
	September 30,
(dollars in thousands)	2025	2024
Balance, beginning of period	$51,629	$52,516
Loans charged off:
1-4 Family residential real estate	(150)	(48)
Non-owner occupied commercial real estate	(2,875)	—
Owner occupied commercial real estate	—	—
Multi-family real estate	—	—
Construction and land development	(161)	—
Agriculture real estate	—	—
Commercial and industrial	(341)	(39)
Agriculture production	(53)	—
Consumer	(291)	(72)
All other loans	—	—
Gross charged off loans	(3,871)	(159)
Recoveries of loans previously charged off:
1-4 Family residential real estate	—	—
Non-owner occupied commercial real estate	—	—
Owner occupied commercial real estate	—	—
Multi-family real estate	—	47
Construction and land development	—	—
Agriculture real estate	—	—
Commercial and industrial	32	5
Agriculture production	66	—
Consumer	84	7
All other loans	—	—
Gross recoveries of charged off loans	182	59
Net charge offs	(3,689)	(100)
Provision charged to expense	4,141	2,021
Balance, end of period	$52,081	$54,437

The ACL at September 30, 2025, totaled $52.1 million, representing 1.24% of gross loans and 200% of nonperforming loans, as compared to an ACL of $51.6 million, representing 1.26% of gross loans and 224% of nonperforming loans at June 30, 2025. The Company has estimated its expected credit losses as of September 30, 2025, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant economic uncertainty despite recent reductions in short-term interest rates as labor market conditions soften, while inflation remains above target. The increase in the ACL was primarily attributable to management’s assessment of reserve adequacy amid an evolving economic environment, additions to individually reviewed loans, loan growth, and slightly higher reserves required for pooled loans. This was partially offset by net charge-offs, which reduced the overall required reserves for individually evaluated loans. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.36% (annualized) during the current quarter, as compared to 0.01% for the same quarter of the prior fiscal year. In the three-month period ended September 30, 2025, net charge offs were $3.7 million, which was primarily attributable to a $2.8 million charge-off associated with a special-purpose CRE relationship, which was reserved for in the prior fiscal year. At September 30, 2025, the Company had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.3 million, as compared to $3.9 million at June 30, 2025. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $359,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in unfunded balances and an increase in required reserves for pooled loans.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	September 30, 2025	ACL	June 30, 2025	ACL

1-4 Family residential real estate	$11,434	22.0%	$10,274	19.9%
Non-owner occupied commercial real estate	10,514	20.2%	12,241	23.7%
Owner occupied commercial real estate	4,332	8.3%	4,521	8.8%
Multi-family real estate	3,979	7.7%	4,329	8.4%
Construction and land development	4,473	8.6%	4,788	9.3%
Agriculture real estate	4,762	9.1%	4,194	8.1%
Commercial and industrial	7,833	15.0%	6,952	13.5%
Agriculture production	3,608	6.9%	3,374	6.5%
Consumer	1,144	2.2%	952	1.8%
All other loans	2	—%	4	—%
	$52,081	100.0%	$51,629	100.0%

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

At September 30, 2025, the Company had loans of $55.1 million, or 1.31% of total loans, adversely classified ($54.5 million classified “substandard”; $603,000 classified “doubtful”), as compared to loans of $49.6 million, or 1.21% of total loans, adversely classified ($49.6 million classified “substandard”; none classified “doubtful”) at June 30, 2025, and $40.4 million, or 1.02% of total loans, adversely classified ($40.4 million classified “substandard”; none classified “doubtful”), at September 30, 2024. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $22.5 million at September 30, 2025. The Company’s total past due loans increased from $25.6 million at June 30, 2025, to $29.3 million at September 30, 2025. Total past due loans were $13.4 million at September 30, 2024. See Note 4 – “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements. For additional information on the increase in substandard loans, see “Non-Performing Assets” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	September 30, 2025	June 30, 2025	September 30, 2024

Nonaccruing loans:
One- to four-family residential	$4,607	$2,847	$2,502
Non-owner occupied commercial real estate	6,396	5,784	—
Owner occupied commercial real estate	394	1,309	1,326
Multi-family real estate	—	—	—
Construction and land development	5,928	5,789	250
Agriculture real estate	2,899	3,268	1,940
Commercial and industrial	5,500	3,442	1,673
Agriculture production	269	505	412
Consumer	38	96	103
All other loans	—	—	—
Total	26,031	23,040	8,206

Loans 90 days past due accruing interest:
One- to four-family residential	—	—	—
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	—

Total nonperforming loans	26,031	23,040	8,206
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	1,006	625	3,842
Other nonperforming assets	45	32	21
Total nonperforming assets	$27,082	$23,697	$12,069

Total nonperforming loans to net loans	0.63%	0.57%	0.22%
Total nonperforming loans to total assets	0.52%	0.46%	0.18%
Total nonperforming assets to total assets	0.54%	0.47%	0.26%

At September 30, 2025, modifications to borrowers experiencing financial difficulty totaled $28.7 million, of which $1.6 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $27.1 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, $25.5 million of these loans were subject to classification as modifications due to interest rate reductions, $1.7 million due to term extensions, and $1.5 million due to payment delays, given to borrowers experiencing financial difficulty at September 30, 2025. At June 30, 2025, these modifications totaled $28.2 million, of which $1.6 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $26.6 million in modifications at June 30, 2025, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2025, nonperforming assets totaled $ 27.1 million, as compared to $23.7 million at June 30, 2025, and $12.1 million at September 30, 2024. The increase in nonperforming assets, compared to June 30, 2025, primarily reflects an increase in nonperforming loans (NPLs). The increase in NPLs compared to June 30, 2025, was primarily attributable to one commercial relationship consisting of two loans collateralized by commercial real estate and equipment, as well as three unrelated loans secured by one-to-four family residential properties, all of which were placed on nonaccrual status during the first quarter of fiscal 2026.

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

At September 30, 2025, the Company had outstanding commitments and approvals to extend credit of approximately $984.7 million (including $623.2 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2025, the Bank had pledged $1.6 billion of its single-family residential, home equity, and commercial real estate loan portfolios to the FHLB for available credit of approximately $899.7 million, of which $102.1 million was advanced, while $621,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. In total, FHLB borrowings are generally limited to 45% of Bank assets, or approximately $2.2 billion, subject to available collateral. Also, at September 30, 2025, the Bank had pledged a total of $419.7 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $368.1 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at September 30, 2025. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30, 2025, and June 30, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2025, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$589,677	13.94%	$338,491	8.00%	n/a	n/a
Southern Bank	555,406	13.27%	334,790	8.00%	418,488	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	529,209	12.51%	253,868	6.00%	n/a	n/a
Southern Bank	504,806	12.06%	251,093	6.00%	334,790	8.00%
Tier I Capital (to Average Assets)
Consolidated	529,209	10.75%	196,867	4.00%	n/a	n/a
Southern Bank	504,806	10.18%	198,401	4.00%	248,001	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	513,523	12.14%	190,401	4.50%	n/a	n/a
Southern Bank	504,806	12.06%	188,320	4.50%	272,017	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$577,150	13.95%	$331,050	8.00%	n/a	n/a
Southern Bank	545,293	13.34%	326,920	8.00%	408,650	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	517,842	12.51%	248,288	6.00%	n/a	n/a
Southern Bank	494,186	12.09%	245,190	6.00%	326,920	8.00%
Tier I Capital (to Average Assets)
Consolidated	517,842	10.61%	195,249	4.00%	n/a	n/a
Southern Bank	494,186	10.05%	196,782	4.00%	245,977	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	502,197	12.14%	186,216	4.50%	n/a	n/a
Southern Bank	494,186	12.09%	183,892	4.50%	265,622	6.50%

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

The Company continues to originate long-term, fixed-rate single-family residential loans. During the first three months of fiscal year 2026, fixed rate single-family residential loan production totaled $35.9 million (of which $6.0 million was originated for sale into the secondary market), as compared to $31.1 million during the same period of the prior fiscal year (of which $4.6 million was originated for sale into the secondary market). At September 30, 2025, the fixed rate, single-family residential loan portfolio was $643.3 million with a weighted average maturity of 161 months, as compared to $624.1 million with a weighted average maturity of 172 months at September 30, 2024. The Company originated $17.8 million in adjustable-rate residential loans during the three-month period ended September 30, 2025, as compared to $11.1 million during the same period of the prior fiscal year. At September 30, 2025, fixed rate loans with remaining maturities in excess of 10 years totaled $350.6 million, or 8.5% of net loans receivable, as compared to $365.8 million, or 9.4% of net loans receivable at September 30, 2024. The Company originated $112.5 million in fixed rate commercial, commercial real estate, and multi-family loans during the three-month period ended September 30, 2025, as compared to $95.2 million during the same period of the prior fiscal year. The Company also originated $59.3 million in adjustable rate commercial, commercial real estate, and multi-family loans during the three-month period ended September 30, 2025, as compared to $32.2 million during the same period of the prior fiscal year. At September 30, 2025, adjustable-rate home equity lines of credit increased to $92.0 million, as compared to $77.4 million at September 30, 2024. At September 30, 2025, the Company’s investment portfolio had an expected weighted-average life of 4.2 years, compared to 4.4 years at September 30, 2024. Effective duration of the portfolio indicates a stable price sensitivity of approximately 2.3% per 100 basis points movement in market rates at September 30, 2025, as compared to 2.4% at September 30, 2024. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2025, and June 30, 2025 management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$492,869	$(109,593)	(18)	10.36	(167)
+300 bp	529,407	(73,055)	(12)	11.13	(91)
+200 bp	561,222	(41,240)	(7)	11.58	(45)
+100 bp	585,949	(16,513)	(3)	11.89	(14)
0 bp	602,462	—	—	12.03	—
‑100 bp	613,228	10,766	2	12.06	3
‑200 bp	613,183	10,721	2	11.88	(15)
‑300 bp	603,483	1,021	0	11.53	(50)
‑400 bp	598,277	(4,185)	(1)	11.26	(77)

June 30, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$480,630	$(94,952)	(16)	10.19	(140)
+300 bp	512,685	(62,896)	(11)	10.87	(72)
+200 bp	540,045	(35,536)	(6)	11.25	(35)
+100 bp	561,455	(14,127)	(2)	11.50	(10)
0 bp	575,582	—	—	11.60	—
‑100 bp	583,974	8,392	1	11.58	(2)
‑200 bp	581,715	6,133	1	11.37	(23)
‑300 bp	568,247	(7,335)	(1)	10.95	(65)
‑400 bp	552,615	(22,967)	(4)	10.49	(111)

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. Since June 30, 2025, market interest rates at the mid-point of the curve have continued to decline, positively impacting the modeled value of our fixed rate loans and bonds at September 30, 2025. Also benefiting the NPV was an overall slight increase in earning asset yields compared to June 30, 2025, which was attributable to an increase in loan yields, while securities and other interest earning asset yields decreased over this period. The decrease in market rates had an inverse impact on liabilities, primarily attributable to the modeled value of the deposit portfolio. This was partially offset by a decrease in the cost of deposits since June 30, 2025. The Company’s sensitivity to rising rates modestly increased in this period due to a decrease in cash balances. This had an inverse response to decreasing rates as it positively impacted the modeled value of interest earning assets as market rates decline. Net fair value of assets, however, increased, primarily due to relatively stable interest-earning asset yields. The Company maintained the $60 million notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2025.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
07/01/25 - 07/31/25 period	—	$—	—	213,580
08/01/25 - 08/31/25 period	8,145	54.84	8,145	205,435
09/01/25 - 09/30/25 period	—	—	—	205,435

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10	Material Contracts:
	1.	Registrant’s 2024 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 23, 2024, and incorporated herein by reference)
	2.	Registrant’s 2017 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)
	3.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	4.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	5.	Employment Agreements
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
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	8.	Change-in-Control Agreements

		(i)	Change-in-Control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-Control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Amended and Restated Change-in-Control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Form 8-K for the event on July 23, 2025 and incorporated herein by reference)
		(v)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Form 8-K for the event on April 20, 2021 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Brett Dorton (filed as an exhibit to the Registrant’s Form 8-K for the event on March 25, 2022 and incorporated herein by reference)
		(vii)	Change-in-Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference)
10.1

Named Executive Officer Salary and Bonus Arrangements for fiscal 2025 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 and incorporated herein by reference)

10.2 Director Fee Arrangements for 2025 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 and incorporated herein by reference)
19	Insider Trading Policy (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 7, 2025	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2025	/s/ Jane Butler
Jane Butler
Principal Accounting Officer