Form 10-Q
period 2025-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2026-02-06
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 6, 2026
Common Stock, Par Value $.01	11,108,279 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND JUNE 30, 2025

	December 31, 2025	June 30, 2025
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$134,061	$192,859
Interest-bearing time deposits	248	246
Available for sale securities	444,965	460,844
Stock in FHLB of Des Moines	9,406	9,361
Stock in Federal Reserve Bank of St. Louis	9,146	9,139
Loans held for sale	1,271	431
Loans receivable, net of ACL of $54,465 and $51,629 at December 31, 2025 and June 30, 2025, respectively	4,172,091	4,048,961
Accrued interest receivable	32,603	26,018
Premises and equipment, net	94,560	95,982
Bank owned life insurance – cash surrender value	76,793	75,691
Goodwill	50,727	50,727
Other intangible assets, net	21,322	22,994
Prepaid expenses and other assets	47,194	26,354
Total assets	$5,094,387	$5,019,607

Liabilities and Stockholders' Equity
Deposits	$4,308,334	$4,281,368
Securities sold under agreements to repurchase	20,000	15,000
Advances from FHLB	102,041	104,052
Accounts payable and other liabilities	59,325	37,101
Accrued interest payable	14,092	14,186
Subordinated debt	23,235	23,208
Total liabilities	4,527,027	4,474,915

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 11,980,632 and 11,980,887 shares issued at December 31, 2025 and June 30, 2025, respectively	120	120
Additional paid-in capital	221,589	221,347
Retained earnings	387,766	359,576
Treasury stock of 837,899 and 681,420 shares at December 31, 2025 and June 30, 2025, respectively, at cost	(33,476)	(24,973)
Accumulated other comprehensive loss	(8,639)	(11,378)
Total stockholders' equity	567,360	544,692
Total liabilities and stockholders' equity	$5,094,387	$5,019,607

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2025 AND 2024 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2025	2024	2025	2024
Interest Income
Loans	$65,975	$63,082	$132,434	$124,835
Investment securities	1,265	1,483	2,570	3,105
Mortgage-backed securities	3,933	4,075	8,084	8,001
Other interest-earning assets	1,059	784	2,174	862
Total interest income	72,232	69,424	145,262	136,803
Interest Expense
Deposits	27,699	29,538	56,639	58,334
Securities sold under agreements to repurchase	204	226	404	386
Advances from FHLB	1,080	1,099	2,161	2,425
Subordinated debt	379	418	770	853
Total interest expense	29,362	31,281	59,974	61,998
Net Interest Income	42,870	38,143	85,288	74,805
Provision for Credit Losses	1,680	932	6,180	3,091
Net Interest Income After Provision for Credit Losses	41,190	37,211	79,108	71,714
Noninterest Income
Deposit account charges and related fees	2,429	2,237	4,794	4,421
Bank card interchange income	1,614	1,301	3,144	2,801
Loan servicing fees	250	232	513	518
Other loan fees	164	944	358	2,007
Net realized gains on sale of loans	167	133	342	494
Earnings on bank owned life insurance	552	522	1,100	1,039
Insurance brokerage commissions	345	300	664	587
Wealth management fees	936	843	1,788	1,573
Other income	319	353	646	599
Total noninterest income	6,776	6,865	13,349	14,039
Noninterest Expense
Compensation and benefits	13,651	13,737	26,715	28,134
Occupancy and equipment, net	3,834	3,585	7,622	7,274
Data processing expense	2,666	2,224	5,179	4,395
Telecommunications expense	309	354	656	782
Deposit insurance premiums	600	588	1,220	1,060
Legal and professional fees	478	619	1,553	1,827
Advertising	538	442	1,152	988
Postage and office supplies	333	283	633	589
Intangibles amortization	808	897	1,664	1,794
Foreclosed property expenses/losses	31	73	90	85
Other operating expense	2,022	2,074	3,837	3,790
Total noninterest expense	25,270	24,876	50,321	50,718
Income Before Income Taxes	22,696	19,200	42,136	35,035
Total Income Taxes	4,546	4,547	8,336	7,925
Net Income	$18,150	$14,653	$33,800	$27,110

Basic earnings per share	$1.62	$1.30	$3.00	$2.40
Diluted earnings per share	$1.62	$1.30	$3.00	$2.40
Dividends paid per share	$0.25	$0.23	$0.50	$0.46

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2025 AND 2024 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024

Net Income	$18,150	$14,653	$33,800	$27,110
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(346)	(7,519)	3,512	1,313
Tax benefit (expense)	76	1,654	(773)	(289)
Total other comprehensive (loss) income	(270)	(5,865)	2,739	1,024
Comprehensive Income	$17,880	$8,788	$36,539	$28,134

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2025 AND 2024 (Unaudited)

	For the three- and six-month periods ended December 31, 2025
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF SEPTEMBER 30, 2025	$120	$221,483	$372,406	$(25,419)	$(8,369)	$560,221

Net Income			18,150			18,150
Change in unrealized loss on available for sale securities					(270)	(270)
Dividends paid on common stock ($.25 per share)			(2,790)			(2,790)
Stock option expense		106				106
Treasury stock purchased				(8,057)		(8,057)
BALANCE AS OF DECEMBER 31, 2025	$120	$221,589	$387,766	$(33,476)	$(8,639)	$567,360

BALANCE AS OF JUNE 30, 2025	$120	$221,347	$359,576	$(24,973)	$(11,378)	$544,692

Net Income			33,800			33,800
Change in unrealized loss on available for sale securities					2,739	2,739
Dividends paid on common stock ($.50 per share)			(5,610)			(5,610)
Stock option expense		203				203
Stock grant expense		39				39
Treasury stock purchased				(8,503)		(8,503)
BALANCE AS OF DECEMBER 31, 2025	$120	$221,589	$387,766	$(33,476)	$(8,639)	$567,360

	For the three- and six-month periods ended December 31, 2024
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF SEPTEMBER 30, 2024	$120	$219,808	$321,240	$(24,973)	$(10,566)	$505,629

Net Income			14,653			14,653
Change in unrealized loss on available for sale securities					(5,865)	(5,865)
Dividends paid on common stock ($.23 per share)			(2,596)			(2,596)
Stock option expense		90				90
Stock grant expense		460				460
BALANCE AS OF DECEMBER 31, 2024	$120	$220,358	$333,297	$(24,973)	$(16,431)	$512,371

BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

Net Income			27,110			27,110
Change in unrealized loss on available for sale securities					1,024	1,024
Dividends paid on common stock ($.46 per share)			(5,189)			(5,189)
Stock option expense		179				179
Stock grant expense		499				499
BALANCE AS OF DECEMBER 31, 2024	$120	$220,358	$333,297	$(24,973)	$(16,431)	$512,371

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX- MONTH PERIODS ENDED DECEMBER 31, 2025 AND 2024 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2025	2024

Cash Flows From Operating Activities:
Net Income	$33,800	$27,110
Items not requiring (providing) cash:
Depreciation	3,288	3,222
Loss on disposal of fixed assets	—	48
Stock option and stock grant expense	242	678
Loss (gain) on sale/write-down of foreclosed property	14	(19)
Amortization of intangible assets	1,664	1,794
Accretion of purchase accounting adjustments	(1,486)	(1,887)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,100)	(1,039)
Provision for credit losses	6,180	3,091
Net amortization of premiums and discounts on securities	(436)	(844)
Originations of loans held for sale	(13,115)	(7,977)
Proceeds from sales of loans held for sale	12,617	9,089
Gain on sales of loans held for sale	(342)	(494)
Changes in:
Accrued interest receivable	(6,585)	(4,254)
Prepaid expenses and other assets	662	968
Accounts payable and other liabilities	1,261	2,573
Deferred income taxes	980	—
Accrued interest payable	(94)	(1,929)
Net cash provided by operating activities	37,550	30,130
Cash Flows From Investing Activities:
Net increase in loans	(129,343)	(176,829)
Net change in interest-bearing deposits	—	248
Proceeds from maturities of available for sale securities	38,778	33,844
Purchases of Federal Home Loan Bank stock	(221)	(290)
Redemptions of Federal Home Loan Bank stock	176	—
Purchases of Federal Reserve Bank of St. Louis stock	(7)	(7)
Purchases of available-for-sale securities	(18,951)	(71,844)
Purchases of long-term investments and other assets	(150)	(50)
Redemptions of long-term investments and other assets	432	—
Purchases of premises and equipment	(1,998)	(3,415)
Investments in state & federal tax credits	(1,431)	(1,934)
Proceeds from sale of foreclosed assets	508	2,115
Net cash used in investing activities	(112,207)	(218,162)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	83,581	41,536
Net (decrease) increase in certificates of deposits	(56,582)	226,040
Net increase in securities sold under agreements to repurchase	5,000	5,602
Proceeds from Federal Home Loan Bank advances	1,300	260,000
Repayments of Federal Home Loan Bank advances	(3,327)	(255,027)
Purchases of treasury stock	(8,503)	—
Dividends paid on common stock	(5,610)	(5,189)
Net cash provided by financing activities	15,859	272,962
(Decrease) increase in cash and cash equivalents	(58,798)	84,930
Cash and cash equivalents at beginning of period	192,859	60,904
Cash and cash equivalents at end of period	$134,061	$145,834
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,305	$625
Conversion of loans to repossessed assets	80	44
Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	132	—
Investment tax credits obtained in exchange for delayed capital contributions	20,736	—
Investment tax credits obtained in exchange for settlement of loans	500	—
Cash paid during the period for:
Interest (net of interest credited)	$3,877	$4,240
Income taxes	7,411	4,038

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six-month periods ended December 31, 2025, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2025, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. The Bank has three active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC. In addition, the Bank has four inactive subsidiaries, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, Fortune SBA, LLC, and SMS Financial Services, Inc. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold a controlling interest in Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred stockholders in order to meet the requirements to be a REIT. At December 31, 2025, assets of the REIT were approximately $1.3 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions, interest-bearing deposits in other depository institutions, and securities purchased under agreements to resell with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $70.3 million and $136.9 million at December 31, 2025, and June 30, 2025, respectively. Securities purchased under agreements to resell totaled $35.4 million and $25.2 million at December 31, 2025, and June 30, 2025, respectively, and are included in these totals. Other correspondent deposits are held in various commercial banks with a total of $1.6 million and $1.8 million exceeding the FDIC’s deposit insurance limits at December 31, 2025, and June 30, 2025, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at December 31, 2025, or June 30, 2025.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2025, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at December 31, 2025.

Intangible Assets. The Company’s intangible assets at December 31, 2025 included gross core deposit intangibles of $39.1 million with $22.6 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.6 million, and mortgage and SBA servicing rights of $2.8 million. At June 30, 2025, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $21.1 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.5 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $1.4 million in the remainder of fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, $2.5 million in fiscal 2030, and $6.4 million thereafter. As of December 31, 2025, and June 30, 2025, there was no impairment of other intangible assets indicated.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $110.7 million and $107.6 million as of December 31, 2025, and June 30, 2025, respectively, and investment management assets totaling $587.4 million and $538.2 million as of December 31, 2025, and June 30, 2025, respectively.

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

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans,” which amends the accounting for acquired loans by introducing a category of purchased seasoned loans and expanding the use of the gross-up approach, requiring qualifying acquired loans to be recorded at purchase price plus an allowance for expected credit losses rather than recognizing a Day-1 provision through earnings. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and is to be applied prospectively, with early adoption permitted. The Company is evaluating the impact of adoption, including the potential effect on the accounting for loans acquired in future acquisitions.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which updates the hedge accounting guidance to improve alignment between hedge accounting and an entity’s risk management activities and to clarify and simplify the application of certain hedge accounting requirements. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-09 on its financial statements and related disclosures, including its accounting for existing interest rate hedging relationships.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU does not change the overall purpose of interim reporting or alter the scope of existing disclosure requirements; rather, the ASU is intended to provide more clarity and make interim disclosure requirements under Topic 270 easier to navigate. The ASU also requires entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of ASU 2025-11 will have on the Company’s interim consolidated financial statements and disclosures.

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$25,955	$41	$(1,167)	$—	$24,829
Corporate obligations	28,546	111	(452)	—	28,205
Asset-backed securities	37,612	497	(123)	—	37,986
Other securities	3,464	9	(51)	—	3,422
Total debt securities	95,577	658	(1,793)	—	94,442

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	135,212	2,022	(4,249)	—	132,985
Commercial MBS issued by GSEs	99,308	535	(4,276)	—	95,567
CMOs issued by GSEs	125,908	434	(4,371)	—	121,971
Total MBS and CMOs	360,428	2,991	(12,896)	—	350,523
Total AFS securities	$456,005	$3,649	$(14,689)	$—	$444,965

	June 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$26,030	$5	$(1,772)	$—	$24,263
Corporate obligations	31,199	75	(632)	—	30,642
Asset-backed securities	42,059	567	(145)	—	42,481
Other securities	4,007	10	(53)	—	3,964
Total debt securities	103,295	657	(2,602)	—	101,350

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	138,377	1,623	(5,005)	—	134,995
Commercial MBS issued by GSEs	96,377	446	(4,821)	—	92,002
CMOs issued by GSEs	137,346	402	(5,251)	—	132,497
Total MBS and CMOs	372,100	2,471	(15,077)	—	359,494
Total AFS securities	$475,395	$3,128	$(17,679)	$—	$460,844

The amortized cost and estimated fair value of available for sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,610	$1,609
After one year but less than five years	27,313	27,087
After five years but less than ten years	35,499	34,450
After ten years	31,155	31,296
Total investment securities	95,577	94,442
MBS and CMOs	360,428	350,523
Total AFS securities	$456,005	$444,965

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $298.9 million and $294.3 million at December 31, 2025, and June 30, 2025, respectively. The securities pledged consisted of marketable securities, including $167.0 million and $151.6 million of MBS, $98.4 million and $109.8 million of CMOs, $28.5 million and $29.7 million of State and Political Subdivisions Obligations, and $5.0 million and $3.3 million of Other Securities at December 31, 2025, and June 30, 2025, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at December 31, 2025, and June 30, 2025:

	December 31, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$3,290	$12	$14,053	$1,155	$17,343	$1,167
Corporate obligations	7,610	63	9,013	389	16,623	452
Asset-backed securities	1,615	—	860	123	2,475	123
Other securities	—	—	3,062	51	3,062	51
MBS and CMOs	15,027	17	156,130	12,879	171,157	12,896
Total AFS securities	$27,542	$92	$183,118	$14,597	$210,660	$14,689

	June 30, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$4,882	$84	$15,807	$1,688	$20,689	$1,772
Corporate obligations	1,936	6	18,194	626	20,130	632
Asset-backed securities	3,281	2	839	143	4,120	145
Other securities	15	—	3,578	53	3,593	53
MBS and CMOs	57,829	465	158,105	14,612	215,934	15,077
Total AFS securities	$67,943	$557	$196,523	$17,122	$264,466	$17,679

The following information pertaining to unrealized losses and ACL on securities, by security type, is presented as of December 31, 2025.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include eight individual securities which have been in an unrealized loss position for less than 12 months and 29 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include five securities which have been in an unrealized loss position for less than 12 months and 11 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed securities include one individual security which has been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

The Company does not believe that any individual unrealized loss as of December 31, 2025, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three- and six-month periods ended December 31, 2025, and 2024.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2025	June 30, 2025

1-4 Family residential real estate	$1,043,090	$992,445
Non-owner occupied commercial real estate	912,611	888,317
Owner occupied commercial real estate	460,064	442,984
Multi-family real estate	452,733	422,758
Construction and land development	298,412	332,405
Agriculture real estate	261,118	244,983
Total loans secured by real estate	3,428,028	3,323,892

Commercial and industrial	537,276	510,259
Agriculture production	202,892	206,128
Consumer	52,182	55,387
All other loans	6,178	5,102
Gross loans	4,226,556	4,100,768

Deferred loan fees, net	—	(178)
Allowance for credit losses	(54,465)	(51,629)
Net loans	$4,172,091	$4,048,961

At December 31, 2025, net deferred loan fees of ($428,000) are included in the gross loan balances, by type, in the table above. The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, multi-family real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At December 31, 2025, the Bank had purchased participations in 63 loans totaling $147.6 million, as compared to 71 loans totaling $188.0 million at June 30, 2025.

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

Individually Evaluated Loans. The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified through the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. The reviews use one of the three following alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral values are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs. The ACL for individually evaluated loans totaled $9.1 million and $8.2 million at December 31, 2025, and June 30, 2025, respectively.

Non-Individually Evaluated (Pooled) Loans. Non-individually evaluated (pooled) loans comprise the majority of the Company’s total loan portfolio and include loans that were not individually evaluated. The Company primarily utilizes the discounted cash flow (DCF) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal, the Company utilizes the remaining life method. The DCF model implements probability of default (PD) and loss given default (LGD) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag. The ACL for non-individually evaluated (pooled) loans totaled $45.4 million and $43.4 million at December 31, 2025, and June 30, 2025, respectively.

Qualitative factors. Included in the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model.

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

The following tables present the balance in the ACL based on portfolio segment as of December 31, 2025, and 2024, and activity in the ACL for the three- and six-month periods ended December 31, 2025, and 2024:

	At period end and for the six months ended December 31, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,274	$1,307	$(847)	$1	$10,735
Non-owner occupied commercial real estate	12,241	256	(2,875)	2,000	11,622
Owner occupied commercial real estate	4,521	516	(34)	122	5,125
Multi-family real estate	4,329	(446)	—	—	3,883
Construction and land development	4,788	1,118	(161)	—	5,745
Agriculture real estate	4,194	632	—	—	4,826
Commercial and industrial	6,952	2,638	(824)	38	8,804
Agriculture production	3,374	(945)	(116)	66	2,379
Consumer	952	746	(522)	167	1,343
All other loans	4	(1)	—	—	3
Total	$51,629	$5,821	$(5,379)	$2,394	$54,465

	At period end and for the three months ended December 31, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$11,434	$(3)	$(697)	$1	$10,735
Non-owner occupied commercial real estate	10,514	(892)	—	2,000	11,622
Owner occupied commercial real estate	4,332	705	(34)	122	5,125
Multi-family real estate	3,979	(96)	—	—	3,883
Construction and land development	4,473	1,272	—	—	5,745
Agriculture real estate	4,762	64	—	—	4,826
Commercial and industrial	7,833	1,448	(483)	6	8,804
Agriculture production	3,608	(1,166)	(63)	—	2,379
Consumer	1,144	347	(231)	83	1,343
All other loans	2	1	—	—	3
Total	$52,081	$1,680	$(1,508)	$2,212	$54,465

	At period end and for the six months ended December 31, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,528	$2,140	$(50)	$46	$12,664
Non-owner occupied commercial real estate	19,055	(5,395)	—	—	13,660
Owner occupied commercial real estate	4,815	1,014	(122)	—	5,707
Multi-family real estate	5,447	231	—	47	5,725
Construction and land development	2,901	1,817	(1)	—	4,717
Agriculture real estate	2,107	410	—	—	2,517
Commercial and industrial	6,233	1,858	(65)	37	8,063
Agriculture production	835	225	—	—	1,060
Consumer	578	215	(201)	11	603
All other loans	17	7	—	—	24
Total	$52,516	$2,522	$(439)	$141	$54,740

	At period end and for the three months ended December 31, 2024
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,637	$1,983	$(2)	$46	$12,664
Non-owner occupied commercial real estate	20,728	(7,068)	—	—	13,660
Owner occupied commercial real estate	4,814	1,015	(122)	—	5,707
Multi-family real estate	5,118	607	—	—	5,725
Construction and land development	3,675	1,043	(1)	—	4,717
Agriculture real estate	2,027	490	—	—	2,517
Commercial and industrial	6,114	1,943	(26)	32	8,063
Agriculture production	784	276	—	—	1,060
Consumer	526	202	(129)	4	603
All other loans	14	10	—	—	24
Total	$54,437	$501	$(280)	$82	$54,740

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of December 31, 2025, and 2024, and activity in the allowance for the three- and six-month periods ended December 31, 2025, and 2024:

	At period end and for the six months ended December 31, 2025
	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$202	$(13)	$189
Non-owner occupied commercial real estate	134	19	153
Owner occupied commercial real estate	161	11	172
Multi-family real estate	—	45	45
Construction and land development	2,279	333	2,612
Agriculture real estate	81	(47)	34
Commercial and industrial	1,074	(264)	810
Agriculture production	—	275	275
Consumer	—	4	4
All other loans	8	(4)	4
Total	$3,939	$359	$4,298

	At period end and for the three months ended December 31, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$182	$7	$189
Non-owner occupied commercial real estate	160	(7)	153
Owner occupied commercial real estate	133	39	172
Multi-family real estate	63	(18)	45
Construction and land development	2,854	(242)	2,612
Agriculture real estate	91	(57)	34
Commercial and industrial	804	6	810
Agriculture production	—	275	275
Consumer	3	1	4
All other loans	8	(4)	4
Total	$4,298	$—	$4,298

	At period end and for the six months ended December 31, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$140	$89	$229
Non-owner occupied commercial real estate	153	32	185
Owner occupied commercial real estate	136	33	169
Multi-family real estate	31	34	65
Construction and land development	1,912	53	1,965
Agriculture real estate	60	(6)	54
Commercial and industrial	782	250	1,032
Agriculture production	37	90	127
Consumer	12	(6)	6
All other loans	—	—	—
Total	$3,263	$569	$3,832

	At period end and for the three months ended December 31, 2024
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$170	$59	$229
Non-owner occupied commercial real estate	175	10	185
Owner occupied commercial real estate	122	47	169
Multi-family real estate	34	31	65
Construction and land development	2,000	(35)	1,965
Agriculture real estate	52	2	54
Commercial and industrial	802	230	1,032
Agriculture production	34	93	127
Consumer	12	(6)	6
All other loans	—	—	—
Total	$3,401	$431	$3,832

The following tables present year-to-date gross charge-offs by loan class and year of origination for the six-month periods ended December 31, 2025, and 2024:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
December 31, 2025
1-4 Family residential real estate	$—	$—	$182	$200	$47	$418	$—	$847
Non-owner occupied commercial real estate	—	—	—	2,800	75	—	—	2,875
Owner occupied commercial real estate	—	—	—	—	—	34	—	34
Construction and land development	—	—	—	—	—	161	—	161
Commercial and industrial	—	241	135	55	337	56	—	824
Agriculture production	—	—	29	67	20	—	—	116
Consumer	331	83	57	32	15	4	—	522
Total gross charge-offs	$331	$324	$403	$3,154	$494	$673	$—	$5,379

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
December 31, 2024
1-4 Family residential real estate	$—	$—	$—	$—	$—	$50	$—	$50
Owner occupied commercial real estate	—	—	122	—	—	—	—	122
Construction and land development	—	—	—	—	1	—	—	1
Commercial and industrial	—	16	38	—	—	11	—	65
Consumer	—	98	65	35	3	—	—	201
Total gross charge-offs	$—	$114	$225	$35	$4	$61	$—	$439

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

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and fiscal year of origination as of December 31, 2025. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
1-4 Family residential real estate
Pass	$142,969	$167,681	$96,163	$118,826	$156,546	$233,869	$121,669	$1,037,723
Watch	198	545	151	495	328	240	11	1,968
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	285	439	1,209	1,423	43	3,399
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$143,167	$168,226	$96,599	$119,760	$158,083	$235,532	$121,723	$1,043,090

Non-owner occupied commercial real estate
Pass	$156,314	$107,049	$66,688	$175,554	$233,748	$115,637	$9,514	$864,504
Watch	1,512	—	207	12,438	193	—	—	14,350
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	4,737	1,563	2,397	25,060	—	—	33,757
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$157,826	$111,786	$68,458	$190,389	$259,001	$115,637	$9,514	$912,611

Owner occupied commercial real estate
Pass	$73,845	$63,684	$55,421	$69,542	$70,466	$87,813	$26,763	$447,534
Watch	123	1,109	5,227	285	2,564	71	500	9,879
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	13	850	870	287	631	—	2,651
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$73,968	$64,806	$61,498	$70,697	$73,317	$88,515	$27,263	$460,064

Multi-family real estate
Pass	$28,704	$78,818	$17,499	$190,752	$62,780	$63,538	$7,742	$449,833
Watch	—	1,553	—	—	1,347	—	—	2,900
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$28,704	$80,371	$17,499	$190,752	$64,127	$63,538	$7,742	$452,733

Construction and land development
Pass	$68,470	$127,839	$24,911	$62,606	$4,544	$1,858	$1,876	$292,104
Watch	17	—	—	190	—	58	—	265
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	5,743	—	—	—	300	—	6,043
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$68,487	$133,582	$24,911	$62,796	$4,544	$2,216	$1,876	$298,412

Agriculture real estate
Pass	$32,695	$49,224	$21,955	$29,180	$36,874	$42,565	$22,580	$235,073
Watch	4,950	3,981	1,469	2,082	5,348	4,045	1,528	23,403

Special Mention	—	—	—	—	—	—	—	—
Substandard	—	40	1,438	257	139	768	—	2,642
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$37,645	$53,245	$24,862	$31,519	$42,361	$47,378	$24,108	$261,118

Commercial and industrial
Pass	$149,462	$111,877	$25,066	$14,318	$27,235	$17,072	$163,409	$508,439
Watch	5,498	1,091	4,286	1,793	—	10	8,141	20,819
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,742	3,699	64	568	95	416	835	7,419
Doubtful	—	599	—	—	—	—	—	599
Total Commercial and industrial	$156,702	$117,266	$29,416	$16,679	$27,330	$17,498	$172,385	$537,276

Agriculture production
Pass	$14,922	$40,942	$9,602	$4,449	$1,563	$3,795	$112,336	$187,609
Watch	1,305	957	871	—	43	—	9,887	13,063
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	24	2,180	—	4	12	—	2,220
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$16,227	$41,923	$12,653	$4,449	$1,610	$3,807	$122,223	$202,892

Consumer
Pass	$16,545	$17,172	$7,644	$5,665	$2,098	$1,426	$1,507	$52,057
Watch	9	—	—	—	—	—	—	9
Special Mention	—	—	—	—	—	—	—	—
Substandard	3	81	12	10	10	—	—	116
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$16,557	$17,253	$7,656	$5,675	$2,108	$1,426	$1,507	$52,182

All other loans
Pass	$665	$3,154	$783	$164	$41	$1,371	$—	$6,178
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$665	$3,154	$783	$164	$41	$1,371	$—	$6,178

Total Loans
Pass	$684,591	$767,440	$325,732	$671,056	$595,895	$568,944	$467,396	$4,081,054
Watch	13,612	9,236	12,211	17,283	9,823	4,424	20,067	86,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,745	14,337	6,392	4,541	26,804	3,550	878	58,247
Doubtful	—	599	—	—	—	—	—	599
Total	$699,948	$791,612	$344,335	$692,880	$632,522	$576,918	$488,341	$4,226,556

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis as of December 31, 2025, and June 30, 2025. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2025
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$972	$2,230	$2,297	$5,499	$1,037,591	$1,043,090	$16
Non-owner occupied commercial real estate	—	3,960	4,737	8,697	903,914	912,611	—
Owner occupied commercial real estate	467	217	401	1,085	458,979	460,064	—
Multi-family real estate	—	—	—	—	452,733	452,733	—
Construction and land development	50	67	5,760	5,877	292,535	298,412	—
Agriculture real estate	849	—	2,463	3,312	257,806	261,118	—
Commercial and industrial	1,651	576	2,282	4,509	532,767	537,276	—
Agriculture production	209	5	2,192	2,406	200,486	202,892	—
Consumer	389	110	95	594	51,588	52,182	—
All other loans	—	—	—	—	6,178	6,178	—
Total loans	$4,587	$7,165	$20,227	$31,979	$4,194,577	$4,226,556	$16

	June 30, 2025
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,317	$1,973	$2,442	$5,732	$986,713	$992,445	$—
Non-owner occupied commercial real estate	62	—	5,784	5,846	882,471	888,317	—
Owner occupied commercial real estate	—	116	989	1,105	441,879	442,984	—
Multi-family real estate	—	—	—	—	422,758	422,758	—
Construction and land development	315	12	5,743	6,070	326,335	332,405	—
Agriculture real estate	178	11	2,613	2,802	242,181	244,983	—
Commercial and industrial	1,055	219	1,837	3,111	507,148	510,259	—
Agriculture production	163	164	78	405	205,723	206,128	—
Consumer	380	98	74	552	54,835	55,387	—
All other loans	—	—	—	—	5,102	5,102	—
Total loans	$3,470	$2,593	$19,560	$25,623	$4,075,145	$4,100,768	$—

At December 31, 2025, there were two PCD loans totaling $6.2 million greater than 90 days past due, compared to three PCD loans totaling $6.2 million that were greater than 90 days past due at June 30, 2025.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at December 31, 2025, and June 30, 2025:

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
December 31, 2025	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$1,327	$—	$—	$1,327	$92
Non-owner occupied commercial real estate	34,585	—	—	34,585	5,472
Owner occupied commercial real estate	3,041	—	468	3,509	358
Construction and land development	5,743	300	—	6,043	1,575
Agriculture real estate	2,499	—	—	2,499	—
Commercial and industrial	—	—	7,944	7,944	1,595
Agriculture production	—	—	2,215	2,215	—
Total loans	$47,195	$300	$10,627	$58,122	$9,092

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2025	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$752	$—	$—	$752	$117
Non-owner occupied commercial real estate	31,764	—	—	31,764	6,456
Owner occupied commercial real estate	811	—	541	1,352	290
Construction and land development	5,743	661	—	6,404	161
Agriculture real estate	1,695	—	—	1,695	—
Commercial and industrial	494	—	3,128	3,622	1,129
Total loans	$41,259	$661	$3,669	$45,589	$8,153

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at December 31, 2025, and June 30, 2025. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	December 31, 2025	June 30, 2025
1-4 Family residential real estate	$2,988	$2,847
Non-owner occupied commercial real estate	8,697	5,784
Owner occupied commercial real estate	1,037	1,309
Construction and land development	5,793	5,789
Agriculture real estate	2,893	3,268
Commercial and industrial	5,845	3,442
Agriculture production	2,297	505
Consumer	105	96
Total loans	$29,655	$23,040

At December 31, 2025, there were 34 nonaccrual loans totaling $7.0 million, and at June 30, 2025 there were four nonaccrual loans totaling $7.4 million, that were individually evaluated for which no ACL was recorded.

Modifications to Borrowers Experiencing Financial Difficulty. During the three-month period ended December 31, 2025, there were three loan modifications, totaling $5.2 million, made to borrowers experiencing financial difficulty, and during the six-month period ended December 31, 2025, there were four loan modifications, totaling $5.8 million. During the three- and six-month periods ended December 31, 2024, there were no loan modifications made to borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding during the six-month period ended December 31, 2025 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

December 31, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	1,512	—	—	—	0.17%
Owner occupied commercial real estate	—	3,731	—	—	0.81%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	599	—	—	0.11%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$1,512	$4,330	$—	$—	0.14%

The loan modifications made during fiscal 2026 were made for principal forgiveness and to delay payments. The modified loans were not past due at December 31, 2025.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2025, and June 30, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $911,000 and $0, respectively. In addition, as of December 31, 2025, and June 30, 2025, the Company had residential mortgage loans and home equity loans with a carrying value of $680,000 and $769,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2025	June 30, 2025
Land	$15,478	$15,386
Buildings and improvements	89,319	85,512
Construction in progress	54	2,754
Furniture, fixtures, equipment and software	30,184	29,386
Automobiles	118	118
Operating leases ROU asset	6,859	6,991
	142,012	140,147
Less accumulated depreciation	47,452	44,165
	$94,560	$95,982

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize ROU asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At December 31, 2025, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

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

	December 31, 2025	June 30, 2025
Consolidated Balance Sheet
Operating leases ROU asset	$6,859	$6,991
Operating leases liability	$6,859	$6,991

	For the three- month		For the six- month
	periods ended		periods ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$302	$297	$600	$595
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$218	$205	$435	$411
ROU assets obtained in exchange for operating lease obligations:	$—	$—	$52	$—

At December 31, 2025, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2026	$524
2027	853
2028	867
2029	850
2030	834
Thereafter	7,669
Future lease payments expected	11,597
Less: present value discount	(4,738)
Total lease liability	$6,859

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and six-month periods ended December 31, 2025, income recognized from these lessor agreements was $117,000 and $247,000, respectively. For the three- and six-month periods ended December 31, 2024, income recognized from these lessor agreements was $109,000 and $224,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2025	June 30, 2025
Non-interest bearing accounts	$526,569	$508,110
NOW accounts	1,167,626	1,132,298
Money market deposit accounts	320,623	331,251
Savings accounts	701,553	661,115
Certificates	1,591,963	1,648,594
Total Deposit Accounts	$4,308,334	$4,281,368

Brokered certificates totaled $179.6 million at December 31, 2025, compared to $233.6 million at June 30, 2025.

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $20.0 million at December 31, 2025, an increase of $5.0 million from $15.0 million at June 30, 2025. The following table sets forth the outstanding amounts and interest rates as of December 31, 2025, and June 30, 2025:

	December 31,	June 30,
(dollars in thousands)	2025	2025
Period-end balance	$20,000	$15,000
Average balance during the period	19,022	14,330
Maximum month-end balance during the period	20,000	15,000
Average interest during the period	4.21%	5.35%
Period-end interest rate	4.05%	5.11%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	December 31,	June 30,
(dollars in thousands)	2025	2025
Mortgage-backed securities (MBS)	$19,949	$15,353

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three- month periods ended		Six- month periods ended
	December 31,		December 31,
(dollars in thousands except per share data)	2025	2024	2025	2024

Net income	$18,150	$14,653	$33,800	$27,110
Less: distributed earnings allocated to participating securities	(12)	(11)	(24)	(24)
Less: undistributed earnings allocated to participating securities	(67)	(50)	(123)	(99)
Net income available to common stockholders	$18,071	$14,592	$33,653	$26,987

Denominator for basic earnings per share

Weighted-average shares outstanding	11,153,362	11,230,514	11,200,053	11,225,779
Effect of dilutive securities stock options or awards	25,416	29,463	25,300	23,820
Denominator for diluted earnings per share	11,178,778	11,259,977	11,225,353	11,249,599

Basic earnings per share available to common stockholders	$1.62	$1.30	$3.00	$2.40
Diluted earnings per share available to common stockholders	$1.62	$1.30	$3.00	$2.40

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 48,500 were excluded from the computation of diluted earnings per share for each of the three- and six-month periods ended December 31, 2025, while outstanding options and shares of restricted stock totaling 0 and 51,000 were excluded from the computation of diluted earnings per share for the three- and six-month periods ended December 31, 2024, respectively.

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

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Income taxes
Current	$4,445	$4,547	$7,355	$7,925
Deferred	101	—	981	—
Total income tax provision	$4,546	$4,547	$8,336	$7,925

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	December 31, 2025	June 30, 2025
Deferred tax assets:
Provision for losses on loans	$12,928	$12,225
Accrued compensation and benefits	1,057	1,210
NOL carry forwards acquired	21	24
Unrealized loss on available for sale securities	2,429	3,201
Other	—	552
Total deferred tax assets	16,435	17,212

Deferred tax liabilities:
Purchase accounting adjustments	2,572	2,604
Depreciation	4,212	4,468
FHLB stock dividends	120	120
Prepaid expenses	596	586
Other	1,254	—
Total deferred tax liabilities	8,754	7,778
Net deferred tax asset	$7,681	$9,434

As of December 31, 2025, the Company had approximately $96,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Tax at statutory rate	$4,766	$4,032	$8,849	$7,357
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(114)	(76)	(197)	(182)
State tax, net of Federal benefit	147	199	196	284
Cash surrender value of Bank-owned life insurance	(116)	(110)	(231)	(218)
Tax credit benefits	(175)	(3)	(350)	(27)
Other, net	38	505	69	711
Actual provision	$4,546	$4,547	$8,336	$7,925

For the three-month periods ended December 31, 2025, and 2024, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the proportional amortization method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2025. For fiscal 2026, the Bank has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and six-month periods ended December 31, 2025, retirement plan expenses recognized for the Plan totaled approximately $786,000 and $1.6 million, respectively, as compared to $661,000 and $1.4 million for the same periods of the prior fiscal year, respectively. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At December 31, 2025, the Debentures carried an interest rate of 6.72%. The balance of the Debentures outstanding was $7.2 million at both December 31, 2025, and June 30, 2025. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At December 31, 2025, the current rate was 6.43%. The carrying value of the debt securities was approximately $2.8 million at both December 31, 2025, and June 30, 2025.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At December 31, 2025, the current rate was 5.78%. The carrying value of the debt securities was approximately $5.7 million and $5.6 million at December 31, 2025, and June 30, 2025, respectively.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $472,000 at December 31, 2025, and $471,000 at June 30, 2025.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.5 million at December 31, 2025, and $7.5 million at June 30, 2025.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025, and June 30, 2025:

	Fair Value Measurements at December 31, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,829	$—	$24,829	$—
Corporate obligations	28,205	—	28,205	—
Asset backed securities	37,986	—	37,986	—
Other securities	3,422	—	3,422	—
MBS and CMOs	350,523	—	350,523	—
Mortgage servicing rights	2,295	—	—	2,295
Derivative financial instruments	1,244	—	1,244	—
Liabilities:
Derivative financial instruments	1,187	—	1,187	—

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,263	$—	$24,263	$—
Corporate obligations	30,642	—	30,642	—
Asset backed securities	42,481	—	42,481	—
Other securities	3,964	—	3,964	—
MBS and CMOs	359,494	—	359,494	—
Mortgage servicing rights	2,297	—	—	2,297
Derivative financial instruments	912	—	912	—
Liabilities:
Derivative financial instruments	877	—	877	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three- and six-month periods ended December 31, 2025. There were no transfers between levels of the fair value hierarchy during the period ended December 31, 2025.

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

The following table summarizes the change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended December 31, 2025, and December 31, 2024:

	At period end and for the three months ended		At period end and for the six months ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
MSR, beginning	$2,299	$2,419	$2,297	$2,448
Originations	47	24	97	58
Amortization	(51)	(51)	(99)	(114)
Change in fair value	—	—	—	—
MSR, ending	$2,295	$2,392	$2,295	$2,392

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2025, and June 30, 2025:

	Fair Value Measurements at December 31, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$911	$—	$—	$911
Collateral dependent loans	32,965	—	—	32,965

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$625	$—	$—	$625
Collateral dependent loans	24,368	—	—	24,368

The following table presents losses recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2025, and 2024:

	For the six months ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Foreclosed and repossessed assets held for sale	$548	$91
Total losses on assets measured on a non-recurring basis	$548	$91

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2025, and June 30, 2025.

				Range
	Fair value at	Valuation	Unobservable	of		Weighted-average
(dollars in thousands)	December 31, 2025	technique	inputs	inputs applied		inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$911	Third party appraisal	Marketability discount	27.1 -27.1%	%	27.1%
Collateral dependent loans	32,965	Collateral value	Marketability discount	13.4 -100.0%		20.5%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$625	Third party appraisal	Marketability discount	25.6 -25.6%	25.6%
Collateral dependent loans	24,368	Collateral value	Marketability discount	4.3 -100.0%	23.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2025, and June 30, 2025.

	December 31, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$134,061	$134,061	$—	$—
Interest-bearing time deposits	248	—	248	—
Stock in FHLB	9,406	—	9,406	—
Stock in Federal Reserve Bank of St. Louis	9,146	—	9,146	—
Loans held for sale	1,271	—	1,271	—
Loans receivable, net	4,172,091	—	—	4,125,216
Accrued interest receivable	32,603	—	32,603	—
Financial liabilities
Deposits	4,308,334	2,717,711	—	1,595,505
Securities sold under agreements to repurchase	20,000	—	20,000	—
Advances from FHLB	102,041	—	102,056	—
Accrued interest payable	14,092	—	14,092	—
Subordinated debt	23,235	—	—	22,665
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$192,859	$192,859	$—	$—
Interest-bearing time deposits	246	—	246	—
Stock in FHLB	9,361	—	9,361	—
Stock in Federal Reserve Bank of St. Louis	9,139	—	9,139	—
Loans receivable, net	4,048,961	—	—	3,976,696
Accrued interest receivable	26,018	—	26,018	—
Financial liabilities
Deposits	4,281,368	2,632,774	—	1,650,046
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	104,052	—	104,561	—
Accrued interest payable	14,186	—	14,186	—
Subordinated debt	23,208	—	—	21,722
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Fair Value Hedges. The Company executed two interest rate swaps with an original notional amounts totaling $20.0 million during fiscal 2025, and executed two interest rate swaps with original notional amounts totaling $40.0 million during fiscal 2024, for a total of $60.0 million outstanding as of December 31, 2025, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family residential real estate loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three- and six-month periods ended December 31, 2025, was $33,000 and $89,000, respectively, compared to $83,000 and $261,000, respectively, in the three- and six-month periods ended December 31, 2024.

The notional amounts and estimated fair values of the Company’s interest rate swaps at December 31, 2025, and June 30, 2025 are presented in the tables below:

	December 31, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$884	$827

	June 30, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$912	$877

The carrying amount of the hedged assets, included in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at December 31, 2025, and June 30, 2025 are presented in the tables below:

December 31, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$442,247	$871

June 30, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$474,855	$892

Non-Hedging Interest Rate Derivatives. During the six-month period ended December 31, 2025, the Company entered into two interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap contracts which are not designated as hedging instruments, executed with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty. Additionally, the Company receives an upfront, non-refundable fee from the upstream counterparty, dependent upon the pricing, that is recognized in noninterest income upon receipt from the counterparty. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that were not designated as hedging instruments as of December 31, 2025 are summarized as follows:

	December 31, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
Non-Hedging interest rate swap contracts	$28,500	$360	$—
Non-Hedging interest rate swap contracts	28,500	—	360

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2025, the Bank operated from its headquarters, 63 full-service branch offices, two limited-service branch offices, and three loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 60 of its other branch offices. The remaining eight branches and offices are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2025, and results of operations for the three- and six-month periods ended December 31, 2025, and 2024.

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

During the first six months of fiscal 2026, total assets increased by $74.8 million. The increase was primarily attributable to an increase in net loans receivable, partially offset by decreases in cash and cash equivalents, and AFS securities. Loans, net of the ACL, increased $123.1 million; cash equivalents decreased by $58.8 million; and AFS securities decreased $15.9 million. Liabilities increased $52.1 million, primarily attributable to increases in deposits of $27.0 million, accounts payable and other liabilities of $22.2 million, and securities sold under agreements to repurchase of $5.0 million, partially offset by a decrease in FHLB advances of $2.0 million. Equity increased $22.7 million, attributable primarily to earnings retained after cash dividends paid, in combination with a $2.7 million reduction in accumulated other comprehensive losses (AOCL) due to the market value of the Company’s investments appreciating as a result of the decrease in market interest rates, partially offset by the purchase of treasury stock totaling $8.5 million. For more information, see “Comparison of Financial Condition at December 31, 2025, and June 30, 2025.”

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

Net income for the first six months of fiscal 2026 was $33.8 million, an increase of $6.7 million, or 24.7% as compared to the same period of the prior fiscal year. The increase was due primarily to an increase in net interest income and a decrease in noninterest expense, partially offset by increases in PCL and provision for income taxes, and a decrease in noninterest income. For the six-month period ended December 31, 2025, fully-diluted net income per share available to common stockholders was $3.00, up $0.60, or 25.0%, as compared to the same period a year ago. Our annualized return on average assets for the six-month period ended December 31, 2025, was 1.33%, as compared to 1.14% for the same period of the prior fiscal year. Our annualized return on average common stockholders’ equity for the six-month period ended December 31, 2025, was 12.0%, as compared to 10.7% in the same period of the prior fiscal year. For the first six months of fiscal 2026, as compared to the same period of the prior fiscal year, net interest income increased $10.5 million, or 14.0%, and noninterest expense decreased $397,000, or 0.8%. These items were partially offset by an increase in PCL of $3.1 million, or 100.0%, an increase in provision for income taxes of $411,000, or 5.2%, and a decrease in noninterest income of $690,000, or 4.9%. For more information see “Results of Operations – Comparison of the six-month periods ended December 31, 2025, and 2024”.

Interest rates during the first six months of fiscal 2026 remained relatively stable and moved lower at the shorter end and mid-point of the curve as employment slowed somewhat and inflation remained relatively stable but above target. Market expectations are for further reductions in the federal funds rate over the next year, while there are concerns that economic conditions could keep inflation somewhat elevated and above the FOMC target range, which has led to some steepening of the yield curve. At December 31, 2025, the yield curve had a 71 basis point positive slope between the two-year and ten-year treasury rates.

As compared to the first six months of the prior fiscal year, our average yield on earning assets decreased by three basis points, primarily attributable to decreased yields on AFS securities, and a higher percentage of earning assets in securities and cash, partially offset by increased yields on loans receivable, as loans renewed and new loans were originated at higher market rates. The cost of interest-bearing liabilities decreased by 30 basis points due primarily to lower market rates. Driven by average interest-bearing liabilities repricing lower, the net interest spread increased 27 basis points from 2.76% to 3.03% and the net interest margin increased by 23 basis points from 3.34% to 3.57% during the first six months of fiscal 2026, as compared to the same period in fiscal 2025. In addition, net interest income benefitted from a 6.6% increase in average earnings assets, compared to the prior fiscal year period. The combination of a higher percentage of variable rate deposits compared to the prior fiscal year and lower short term rates, easing the pressure on interest expense, and loans repricing to higher market rates, has allowed the net interest spread and net interest margin to expand in the fiscal 2026 period.

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

The Company’s noninterest income for the six-month period ended December 31, 2025, was $13.3 million, a decrease of $690,000, or 4.9%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to decreases in loan fees resulting from a refinement of fee recognition in our application of ASC 310-20, “Receivables -

Nonrefundable Fees and Other Costs”, and lower realized gains on sales of loans, partially offset by increases in deposit account charges and related fees, bank card interchange income, wealth management fees, insurance brokerage income, and earnings on bank owned life insurance.

Noninterest expense for the six-month period ended December 31, 2025, was $50.3 million, a decrease of $397,000, or 0.8%, as compared to the same period of the prior fiscal year. The decrease was attributable primarily to lower compensation and benefits, legal and professional fees, intangible amortization, and telecommunication expenses. The decrease in compensation and benefits expense was primarily driven by a refinement of expense recognition in our applications of ASC 310-20. Legal and professional fees decreased from the prior-year period, which included $840,000 of costs related to a performance improvement project designed to enhance the Bank’s operations and revenue performance, while in the first six months of fiscal 2026, legal and professional fees included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor. These decreases were partially offset by higher data processing expenses, occupancy expenses, advertising, deposit insurance premiums, and various minor increases across other expense categories.

Comparison of Financial Condition at December 31, 2025, and June 30, 2025

The Company experienced balance sheet growth in the first six months of fiscal 2026, with total assets of $5.1 billion at December 31, 2025, reflecting an increase of $74.8 million, or 1.5%, as compared to June 30, 2025. Growth primarily reflected an increase in net loans receivable, partially offset by decreases in cash equivalents and time deposits and AFS securities.

Cash equivalents and time deposits were a combined $134.3 million at December 31, 2025, a decrease of $58.8 million, or 30.4%, as compared to June 30, 2025. The decrease was primarily the result of loan growth that outpaced deposit generation during the period. AFS securities were $445.0 million at December 31, 2025, down $15.9 million, or 3.4%, as compared to June 30, 2025, reflecting normal principal amortization as well as early redemptions from callable securities, which accelerated portfolio runoff during the period.

Loans, net of the ACL, were $4.2 billion at December 31, 2025, increasing by $123.1 million, or 3.0%, as compared to June 30, 2025. The Company noted growth primarily in 1-4 family residential real estate, multi-family real estate, commercial and industrial, both non-owner and owner occupied commercial real estate, and agriculture real estate loan balances. This was somewhat offset by decreases in construction and land development loans, agricultural production loans, and consumer loans.

Loans anticipated to fund in the next 90 days totaled $159.1 million at December 31, 2025, as compared to $224.1 million at June 30, 2025, and $172.5 million at December 31, 2024.

The Bank’s concentration in non-owner occupied commercial real estate, as defined for regulatory purposes, is estimated at 289.4% of Tier 1 capital and ACL at December 31, 2025, as compared to 301.9% as of June 30, 2025, with these loans representing 39.4% of gross loans at December 31, 2025. Multi-family residential real estate, hospitality (hotels/restaurants), care facilities, strip centers, retail stand-alone, and storage units are the most common collateral types within the non-owner occupied commercial real estate loan portfolio. The multi-family residential real estate loan portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or that have exited the program. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers, which can be defined as non-mall shopping centers with a variety of tenants. Non-owner-occupied office property types included 35 loans totaling $21.1 million, or 0.50% of gross loans at December 31, 2025, none of which were adversely classified, and are generally comprised of smaller spaces with diverse tenants. The Company continues to monitor its commercial real estate concentration and the individual segments closely.

Deposits were $4.3 billion at December 31, 2025, an increase of $27.0 million, or 0.63%, as compared to June 30, 2025. The deposit portfolio saw year-to-date increases in nonmaturity deposit accounts primarily from seasonal ag and public unit deposit inflows, which was partially offset by a decrease in certificates of deposit. Nonmaturity deposit growth was primarily driven by savings, NOW, and non-interest bearing accounts. The decrease in certificates of deposit was largely driven by a $54.1 million reduction in brokered certificates compared to June 30, 2025. Brokered deposits totaled $182.2 million at December 31, 2025, a decrease of $52.9 million as compared to June 30, 2025. Public unit balances totaled $584.1 million at December 31, 2025, an increase of $33.3 million compared to June 30, 2025. The average loan-to-deposit ratio for the second quarter of fiscal 2026 was 96.7%, as compared to 94.5% for the quarter ended June 30, 2025, and 96.4% for the same period of the prior fiscal year.

FHLB advances were $102.0 million at December 31, 2025, a decrease of $2.0 million, or 1.9%, as compared to June 30, 2025, due to maturing advances which were not renewed. For the quarter ended December 31, 2025, the Company continued to have no FHLB overnight borrowings at the end of the period.

The Company’s stockholders’ equity was $567.4 million at December 31, 2025, an increase of $22.7 million, or 4.2%, as compared to June 30, 2025. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $2.7 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. The AOCL totaled $8.6 million at December 31, 2025 compared to $11.4 million at June 30, 2025. The Company does not hold any securities classified as held-to-maturity. The increase in stockholders’ equity was partially offset by $8.5 million utilized for the repurchase of 156,000 shares of the Company’s common stock year-to-date at an average price of $54.34 per share.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended

December 31, 2025, and 2024

The table below presents certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2025, and 2024. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2025			December 31, 2024
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,283,783	$49,869	6.02	$3,193,767	$48,059	5.97
Other loans (1)	897,375	16,106	7.12	795,876	15,023	7.49
Total net loans	4,181,158	65,975	6.26	3,989,643	63,082	6.27
Mortgage-backed securities	362,048	3,933	4.31	348,580	4,075	4.64
Investment securities (2)	116,171	1,265	4.32	131,053	1,483	4.49
Other interest-earning assets	103,156	1,059	4.08	64,976	784	4.79
TOTAL INTEREST- EARNING ASSETS (1)	4,762,533	72,232	6.02	4,534,252	69,424	6.07
Other noninterest-earning assets (3)	321,042	—		291,217	—
TOTAL ASSETS	$5,083,575	$72,232		$4,825,469	$69,424

Interest-bearing liabilities:
Savings accounts	$707,480	$4,195	2.35	$558,211	$3,760	2.67
NOW accounts	1,131,607	5,007	1.76	1,150,961	5,557	1.92
Money market accounts	337,758	2,200	2.58	338,526	2,430	2.85
Certificates of deposit	1,605,919	16,297	4.03	1,568,069	17,791	4.50
TOTAL INTEREST- BEARING DEPOSITS	3,782,764	27,699	2.91	3,615,767	29,538	3.24
Borrowings:
Securities sold under agreements to repurchase	20,000	204	4.05	15,000	226	5.98
FHLB advances	102,046	1,080	4.20	107,054	1,099	4.07
Junior subordinated debt	23,228	379	6.47	23,175	418	7.16
TOTAL INTEREST- BEARING LIABILITIES	3,928,038	29,362	2.97	3,760,996	31,281	3.30
Noninterest-bearing demand deposits	541,110	—		524,878	—
Other liabilities	51,411	—		31,442	—
TOTAL LIABILITIES	4,520,559	29,362		4,317,316	31,281
Stockholders’ equity	563,016	—		508,153	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,083,575	$29,362		$4,825,469	$31,281

Net interest income		$42,870			$38,143
Interest rate spread (4)			3.05%			2.77%
Net interest margin (5)			3.57%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.24%			120.56%

(1)	Calculated net of deferred loan fees, and loan discounts. Non-accrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $94.6 million and $76.4 million, respectively, for the three-month period ended December 31, 2025, as compared to $96.0 million and $74.3 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2025			December 31, 2024
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,264,810	$99,979	6.07	$3,152,280	$94,217	5.93
Other loans (1)	885,199	32,455	7.27	787,411	30,618	7.71
Total net loans	4,150,009	132,434	6.33	3,939,691	124,835	6.29
Mortgage-backed securities	366,795	8,084	4.37	335,292	8,001	4.73
Investment securities (2)	118,877	2,570	4.29	134,619	3,105	4.61
Other interest-earning assets	100,552	2,174	4.29	35,261	862	4.85
TOTAL INTEREST- EARNING ASSETS (1)	4,736,233	145,262	6.08	4,444,863	136,803	6.11
Other noninterest-earning assets (3)	311,836	—		287,137	—
TOTAL ASSETS	$5,048,069	$145,262		$4,732,000	$136,803

Interest-bearing liabilities:
Savings accounts	$689,503	$8,625	2.48	$547,335	$7,780	2.84
NOW accounts	1,117,226	10,105	1.79	1,143,663	11,417	1.98
Money market accounts	333,897	4,495	2.67	335,816	5,097	3.01
Certificates of deposit	1,621,437	33,414	4.09	1,489,445	34,040	4.53
TOTAL INTEREST- BEARING DEPOSITS	3,762,063	56,639	2.99	3,516,259	58,334	3.29
Borrowings:
Securities sold under agreements to repurchase	19,022	404	4.21	13,661	386	5.60
FHLB advances	102,228	2,161	4.19	115,388	2,425	4.17
Junior subordinated debt	23,221	770	6.58	23,169	853	7.30
TOTAL INTEREST- BEARING LIABILITIES	3,906,534	59,974	3.05	3,668,477	61,998	3.35
Noninterest-bearing demand deposits	537,460	—		528,412	—
Other liabilities	46,673	—		32,590	—
TOTAL LIABILITIES	4,490,667	59,974		4,229,479	61,998
Stockholders’ equity	557,402	—		502,521	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,048,069	$59,974		$4,732,000	$61,998

Net interest income		$85,288			$74,805
Interest rate spread (4)			3.03%			2.76%
Net interest margin (5)			3.57%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.24%			121.16%

(1)	Calculated net of deferred loan fees, and loan discounts. Non-accrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $95.0 million and $76.2 million, respectively, for the six-month period ended December 31, 2025, as compared to $95.8 million and $74.1 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six-month periods ended December 31, 2025, compared to the three- and six-month periods ended December 31, 2024. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2025
	Compared to three-month period ended December 31, 2024
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(129)	$3,003	$19	$2,893
Mortgage-backed securities	(287)	156	(11)	(142)
Investment securities (2)	(56)	(167)	5	(218)
Other interest-earning deposits	(115)	457	(67)	275
Total net change in income on interest-earning assets	(587)	3,449	(54)	2,808

Interest-bearing liabilities:
Deposits	(2,990)	1,324	(173)	(1,839)
Securities sold under agreements to repurchase	(72)	75	(25)	(22)
FHLB advances	(40)	1	—	(39)
Subordinated debt	34	(51)	(2)	(19)
Total net change in expense on interest-bearing liabilities	(3,068)	1,349	(200)	(1,919)
Net change in net interest income	$2,481	$2,100	$146	$4,727

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Six-month period ended December 31, 2025
	Compared to six-month period ended December 31, 2024
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$1,126	$14,215	$(7,742)	$7,599
Mortgage-backed securities	(1,212)	1,491	(196)	83
Investment securities (2)	(433)	(726)	624	(535)
Other interest-earning deposits	(197)	3,166	(1,657)	1,312
Total net change in income on interest-earning assets	(716)	18,146	(8,971)	8,459

Interest-bearing liabilities:
Deposits	(11,872)	9,440	737	(1,695)
Securities sold under agreements to repurchase	(190)	300	(92)	18
FHLB advances	27	(549)	258	(264)
Subordinated debt	(167)	4	80	(83)
Total net change in expense on interest-bearing liabilities	(12,202)	9,195	983	(2,024)
Net change in net interest income	$11,486	$8,951	$(9,954)	$10,483

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2025, and 2024

General. Net income for the three-month period ended December 31, 2025, was $18.2 million, an increase of $3.5 million or 23.9%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to an increase in net interest income, partially offset by increases in PCL and noninterest expense, and a decrease in noninterest income.

For the three-month period ended December 31, 2025, fully-diluted net income per share available to common stockholders was $1.62, up $0.32, or 24.6%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended December 31, 2025, was 1.42%, as compared to 1.20% for the same period of the prior fiscal year. Our annualized return on average common stockholders’ equity for the three-month period ended December 31, 2025, was 12.8%, as compared to 11.4% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2025, was $42.9 million, an increase of $4.7 million, or 12.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 5.0% increase in the average balance of interest-earning assets and a 23-basis point increase in the net interest margin, from 3.34% to 3.57%, as the cost of interest-bearing liabilities decreased by 33 basis points, partially offset by a five-basis point decrease in the yield earned on interest earning assets.

Loan discount accretion and liability premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $653,000 in net interest income for the three-month period ended December 31, 2025, as compared to $987,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed five basis points to net interest margin in the three-month period ended December 31, 2025, compared to nine basis points during the same period of the prior fiscal year.

Provision for Credit Losses. The Company recorded a PCL of $1.7 million in the three-month period ended December 31, 2025, as compared to a PCL of $932,000 in the same period of the prior fiscal year. The current period PCL had no provision attributable to the allowance for off-balance sheet credit exposures. The factors considered when estimating a required ACL and PCL for loan balances outstanding is detailed below under “Allowance for Credit Loss Activity”.

Noninterest Income. Noninterest income for the three-month period ended December 31, 2025, was $6.8 million, a decrease of $89,000, or 1.3%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to other loan fees, reflecting a refinement of our fee recognition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, with a greater portion now recognized in interest income over the life of the loan. The decrease was partially offset by an increase in bank card interchange income, deposit account charges and related fees, and wealth management fees.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2025, was $25.3 million, an increase of $394,000, or 1.6%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher data processing, occupancy and equipment, and advertising expenses. Data processing costs increased due to higher transaction volumes and increased software licensing costs. Occupancy and equipment expense growth was primarily driven by elevated maintenance and repair costs, additional depreciation associated with a new branch and remodel projects, and higher real estate taxes. Advertising expense increased due to increased marketing activity and charitable contributions. These increases were partially offset by lower legal and professional fees, reduced intangible amortization as certain merger-related intangibles became fully amortized, and lower compensation and benefits expense, reflecting refinements in the application of ASC 310-20, under which a greater portion of loan origination costs, including related compensation, is deferred and recognized as a reduction of interest income over the life of the loan.

Income Taxes. The income tax provision for the three-month period ended December 31, 2025, was $4.5 million, relatively unchanged from the same period in the prior fiscal year. The effective tax rate for the current quarter was

20.0%, compared to 23.7% for the quarter ended December 31, 2024. The higher effective tax rate in the prior-year quarter primarily reflected adjustments to tax accruals related to completed merger and acquisition activity.

Results of Operations – Comparison of the six-month periods ended December 31, 2025, and 2024

General. Net income for the six-month period ended December 31, 2025, was $33.8 million, an increase of $6.7 million or 24.7%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to an increase in net interest income and a decrease in noninterest expense, partially offset by increases in PCL and provision for income taxes, and a decrease in noninterest income.

For the six-month period ended December 31, 2025, fully-diluted net income per share available to common stockholders was $3.00, up $0.60, or 25.0%, as compared to the same quarter a year ago. Annualized return on average assets for the six-month period ended December 31, 2025, was 1.33%, as compared to 1.14% for the same period of the prior fiscal year. Annualized return on average common stockholders’ equity for the six-month period ended December 31, 2025, was 12.0%, as compared to 10.7% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2025, was $85.3 million, an increase of $10.5 million, or 14.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 6.6% increase in the average balance of interest-earning assets in the current six-month period, as compared to the same period a year ago, and a 23 basis point increase in net interest margin, from 3.34% to 3.57%, as the cost of interest-bearing liabilities decreased by 30 basis points, and the yield earned on interest earning assets decreased by three basis points.

Loan discount accretion and liability premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $1.5 million of net interest income for the six-month period ended December 31, 2025, as compared to $2.0 million of net interest income for the same period a year ago. Combined, this component of net interest income contributed six basis points to net interest margin in the six-month period ended December 31, 2025, as compared to a nine-basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The Company recorded a PCL of $6.2 million in the six-month period ended December 31, 2025, as compared to a PCL of $3.1 million in the same period of the prior fiscal year. The current period PCL was the result of a $5.8 million provision attributable to the ACL for loan balances outstanding and a $359,000 provision attributable to the allowance for off-balance sheet credit exposures. The factors considered when estimating a required ACL and PCL for loan balances outstanding is detailed below under “Allowance for Credit Loss Activity” and the PCL for off-balance sheet credit exposure was primarily attributable to an increase in unfunded balances and an increase in required reserves for pooled loans.

Noninterest Income. Noninterest income for the six-month period ended December 31, 2025, was $13.3 million, a decrease of $690,000, or 4.9%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to lower other loan fees and a decrease in net realized gains on sales of loans driven by a lower volume of SBA production. Other loan fees declined, reflecting a refinement of our fee recognition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, with a greater portion now recognized in interest income over the life of the loan. These decreases were partially offset by increases in deposit account charges and related fees, bank card interchange income, wealth management fees, insurance brokerage income, earnings on bank owned life insurance, and other noninterest income. Other noninterest income increased primarily due to the recognition of modest losses on the disposal of fixed assets in the year ago period, attributable to various equipment disposals, with no similar activity in the current period.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2025, was $50.3 million, a decrease of $397,000, or 0.8%, as compared to the same period of the prior fiscal year. The decrease was attributable primarily to lower compensation and benefits, legal and professional fees, intangible amortization, and telecommunication expenses. The decrease in compensation and benefits expense was primarily driven by the aforementioned refinement in the application of ASC 310-20, under which a larger portion of loan origination costs, including related compensation, are being deferred and recognized as a reduction of interest income over the life of the loan. Legal and professional fees decreased from the prior-year period, which included $840,000 in costs related to a performance improvement project designed to enhance the Bank’s operations and revenue performance. By comparison, the first six months of fiscal 2026, legal and professional fees included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor. These decreases were partially offset by higher data processing costs, occupancy expenses, advertising, deposit insurance premiums, and various minor increases across other expense categories.

Income Taxes. The income tax provision for the six-month period ended December 31, 2025, was $8.3 million, an increase of $411,000, or 5.2%, as compared to the same period of the prior fiscal year, primarily due to the increase in net income before income taxes. The effective tax rate for the fiscal year to date was 19.8%, compared to 22.6% in the same period of the prior fiscal year. The lower rate was due to the absence of merger-related tax accrual adjustments that elevated the same period of the prior fiscal year’s rate, combined with the impact of lower state tax rates and a revised apportionment methodology, in the current period. The current period also benefited from the recognition of tax credits under the proportional amortization method in accordance with ASC 2023-02.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and six-month periods ended December 31, 2025, and 2024:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$52,081	$54,437	$51,629	$52,516
Loans charged off:
1-4 Family residential real estate	(697)	(2)	(847)	(50)
Non-owner occupied commercial real estate	—	—	(2,875)	—
Owner occupied commercial real estate	(34)	(122)	(34)	(122)
Multi-family real estate	—	—	—	—
Construction and land development	—	(1)	(161)	(1)
Agriculture real estate	—	—	—	—
Commercial and industrial	(483)	(26)	(824)	(65)
Agriculture production	(63)	—	(116)	—
Consumer	(231)	(129)	(522)	(201)
All other loans	—	—	—	—
Gross charged off loans	(1,508)	(280)	(5,379)	(439)
Recoveries of loans previously charged off:
1-4 Family residential real estate	1	46	1	46
Non-owner occupied commercial real estate	2,000	—	2,000	—
Owner occupied commercial real estate	122	—	122	—
Multi-family real estate	—	—	—	47
Construction and land development	—	—	—	—
Agriculture real estate	—	—	—	—
Commercial and industrial	6	32	38	37
Agriculture production	—	—	66	—
Consumer	83	4	167	11
All other loans	—	—	—	—
Gross recoveries of charged off loans	2,212	82	2,394	141
Net charge offs	704	(198)	(2,985)	(298)
Provision charged to expense	1,680	501	5,821	2,522
Balance, end of period	$54,465	$54,740	$54,465	$54,740

The ACL at December 31, 2025, totaled $54.5 million, representing 1.29% of gross loans and 184% of nonperforming loans, as compared to an ACL of $51.6 million, representing 1.26% of gross loans and 224% of nonperforming loans at June 30, 2025. The Company has estimated its expected credit losses as of December 31, 2025, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant economic uncertainty despite recent reductions in short-term interest rates as labor market conditions soften, while inflation remains above target. The increase in the ACL was primarily attributable to management’s assessment of reserve adequacy amid an evolving economic environment, additions to individually reviewed loans, slightly higher reserves required for pooled loans, and loan growth. This was partially offset by net charge-offs. As a percentage of average loans outstanding, the Company recorded net recoveries of 0.07% (annualized) during the current quarter, as compared to net charge-offs of 0.02% for the same period of the prior fiscal year. In the three-month period ended December 31, 2025, net recoveries were $704,000, which was primarily attributable to a $2.0 million recovery associated with one of the loan modifications to borrowers experiencing financial difficulty, which was reserved for in the fourth quarter of fiscal 2025 and charged off in the first quarter of fiscal 2026. At December 31, 2025, the Company had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.3 million, as compared to $3.9 million at June 30, 2025. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $359,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in unfunded balances and an increase in required reserves for pooled loans.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	December 31, 2025	ACL	June 30, 2025	ACL

1-4 Family residential real estate	$10,735	19.7%	$10,274	19.9%
Non-owner occupied commercial real estate	11,622	21.3%	12,241	23.7%
Owner occupied commercial real estate	5,125	9.4%	4,521	8.8%
Multi-family real estate	3,883	7.1%	4,329	8.4%
Construction and land development	5,745	10.5%	4,788	9.3%
Agriculture real estate	4,826	8.9%	4,194	8.1%
Commercial and industrial	8,804	16.2%	6,952	13.5%
Agriculture production	2,379	4.4%	3,374	6.5%
Consumer	1,343	2.5%	952	1.8%
All other loans	3	—%	4	—%
	$54,465	100.0%	$51,629	100.0%

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

At December 31, 2025, the Company had loans of $58.8 million, or 1.39% of total loans, adversely classified ($58.2 million classified “substandard”; $599,000 classified “doubtful”), as compared to loans of $49.6 million, or 1.21% of total loans, adversely classified ($49.6 million classified “substandard”; none classified “doubtful”) at June 30, 2025, and $39.6 million, or 0.98% of total loans, adversely classified ($39.6 million classified “substandard”; none classified “doubtful”), at December 31, 2024. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $25.9 million at December 31, 2025. The Company’s total past due loans increased from $25.6 million at June 30, 2025, to $32.0 million at December 31, 2025. The increase in classified loans and past dues was primarily attributable to two borrower relationships: one consisting of multiple loans collateralized by commercial real estate and equipment; and the other, consisting of two related agricultural production loans secured by crops and equipment, partially offset by improvement in previously nonperforming loans and net charge-offs. Both relationships noted were placed on nonaccrual status during the second quarter of fiscal 2026. See Note 4 – “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements. For additional information on the increase in substandard loans, see “Non-Performing Assets” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	December 31, 2025	June 30, 2025	December 31, 2024

Nonaccruing loans:
1-4 Family residential real estate	$2,988	$2,847	$3,404
Non-owner occupied commercial real estate	8,697	5,784	—
Owner occupied commercial real estate	1,037	1,309	281
Multi-family real estate	—	—	—
Construction and land development	5,793	5,789	97
Agriculture real estate	2,893	3,268	1,825
Commercial and industrial	5,845	3,442	2,339
Agriculture production	2,297	505	286
Consumer	105	96	77
All other loans	—	—	—
Total	29,655	23,040	8,309

Loans 90 days past due accruing interest:
1-4 Family residential real estate	—	—	—
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	—

Total nonperforming loans	29,655	23,040	8,309
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	1,536	625	2,423
Other nonperforming assets	5	32	37
Total nonperforming assets	$31,196	$23,697	$10,769

Total nonperforming loans to net loans	0.71%	0.57%	0.21%
Total nonperforming loans to total assets	0.58%	0.46%	0.17%
Total nonperforming assets to total assets	0.61%	0.47%	0.22%

At December 31, 2025, modifications to borrowers experiencing financial difficulty totaled $32.8 million, of which $793,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $32.0 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, $25.3 million of these loans were subject to classification as modifications due to interest rate reductions, $1.6 million due to term extensions, $4.4 million due to payment delays, and $1.5 million due to principal forgiveness given to borrowers experiencing financial difficulty at December 31, 2025. At June 30, 2025, these modifications totaled $28.2 million, of which $1.6 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $26.6 million in modifications at June 30, 2025, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2025, nonperforming assets totaled $31.2 million, as compared to $23.7 million at June 30, 2025, and $10.8 million at December 31, 2024. The increase in nonperforming assets, compared to June 30, 2025, primarily reflects an increase in NPLs. The increase in NPLs compared to June 30, 2025, was due to the previously mentioned increase in classified loans and past dues.

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

At December 31, 2025, the Company had outstanding commitments and approvals to extend credit of approximately $981.2 million (including $654.1 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2025, the Bank had pledged $1.4 billion of its single-family residential, home equity, and commercial real estate loan portfolios to the FHLB for available credit of approximately $854.7 million, of which $102.1 million was advanced, while $626,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. In total, FHLB borrowings are generally limited to 45% of Bank assets, or approximately $2.2 billion, subject to available collateral. Also, at December 31, 2025, the Bank had pledged a total of $410.6 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $360.0 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at December 31, 2025. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of December 31, 2025, and June 30, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2025, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$598,653	13.91%	$344,347	8.00%	n/a	n/a
Southern Bank	569,963	13.38%	340,689	8.00%	425,861	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	537,269	12.48%	258,260	6.00%	n/a	n/a
Southern Bank	519,712	12.20%	255,517	6.00%	340,689	8.00%
Tier I Capital (to Average Assets)
Consolidated	537,269	10.77%	199,566	4.00%	n/a	n/a
Southern Bank	519,712	10.34%	201,100	4.00%	251,375	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	521,570	12.12%	193,695	4.50%	n/a	n/a
Southern Bank	519,712	12.20%	191,638	4.50%	276,810	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$577,150	13.95%	$331,050	8.00%	n/a	n/a
Southern Bank	545,293	13.34%	326,920	8.00%	408,650	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	517,842	12.51%	248,288	6.00%	n/a	n/a
Southern Bank	494,186	12.09%	245,190	6.00%	326,920	8.00%
Tier I Capital (to Average Assets)
Consolidated	517,842	10.61%	195,249	4.00%	n/a	n/a
Southern Bank	494,186	10.05%	196,782	4.00%	245,977	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	502,197	12.14%	186,216	4.50%	n/a	n/a
Southern Bank	494,186	12.09%	183,892	4.50%	265,622	6.50%

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

The Company continues to originate long-term, fixed-rate single-family residential loans. During the first six months of fiscal year 2026, fixed rate single-family residential loan production totaled $79.8 million (of which $13.1 million was originated for sale into the secondary market), as compared to $67.8 million during the same period of the prior fiscal year (of which $8.0 million was originated for sale into the secondary market). At December 31, 2025, the fixed rate, single-family residential loan portfolio was $649.2 million with a weighted average maturity of 158 months, as compared to $631.3 million with a weighted average maturity of 168 months at December 31, 2024. The Company originated $37.4 million in adjustable-rate residential loans during the six-month period ended December 31, 2025, as compared to $26.8 million during the same period of the prior fiscal year. At December 31, 2025, fixed rate loans with remaining maturities in excess of 10 years totaled $345.9 million, or 8.3% of net loans receivable, as compared to $361.7 million, or 9.1% of net loans receivable at December 31, 2024. The Company originated $227.3 million in fixed rate commercial, commercial real estate, and multi-family loans during the six-month period ended December 31, 2025, as compared to $197.1 million during the same period of the prior fiscal year. The Company also originated $125.9 million in adjustable rate commercial, commercial real estate, and multi-family loans during the six-month period ended December 31, 2025, as compared to $62.9 million during the same period of the prior fiscal year. At December 31, 2025, adjustable-rate home equity lines of credit increased to $92.1 million, as compared to $82.1 million at December 31, 2024. At December 31, 2025, the Company’s investment portfolio had an expected weighted-average life of 4.1 years, compared to 4.9 years at December 31, 2024. Effective duration of the portfolio indicates a stable price sensitivity of approximately 2.3% per 100 basis points movement in market rates at December 31, 2025, as compared to 2.5% at December 31, 2024. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2025, and June 30, 2025 management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$522,358	$(112,271)	(18)	10.84	(170)
+300 bp	560,466	(74,162)	(12)	11.64	(91)
+200 bp	593,502	(41,127)	(6)	12.11	(44)
+100 bp	617,504	(17,125)	(3)	12.39	(15)
0 bp	634,629	—	—	12.54	—
‑100 bp	647,329	12,701	2	12.60	6
‑200 bp	651,738	17,110	3	12.50	(4)
‑300 bp	643,194	8,565	1	12.17	(38)
‑400 bp	632,856	(1,772)	(0)	11.79	(75)

June 30, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$480,630	$(94,952)	(16)	10.19	(140)
+300 bp	512,685	(62,896)	(11)	10.87	(72)
+200 bp	540,045	(35,536)	(6)	11.25	(35)
+100 bp	561,455	(14,127)	(2)	11.50	(10)
0 bp	575,582	—	—	11.60	—
‑100 bp	583,974	8,392	1	11.58	(2)
‑200 bp	581,715	6,133	1	11.37	(23)
‑300 bp	568,247	(7,335)	(1)	10.95	(65)
‑400 bp	552,615	(22,967)	(4)	10.49	(111)

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. Our fixed rate loan portfolio and the behavior of fixed-rate borrowers in a higher interest rate environment, especially over the course of fiscal 2023 and 2024, pressured our NPV. Since June 30, 2025, market interest rates at the mid-point of the curve have continued to decline, positively impacting the modeled value of our fixed rate loans and bonds at December 31, 2025. Additionally, the decrease in market rates benefited the modeled value of the deposit portfolio, which primarily benefited from savings accounts repricing lower. The Company’s sensitivity to rising rates modestly increased in this period due to a decrease in cash balances. This generally had an inverse response to decreasing rates as it positively impacted the modeled value of interest earning assets as market rates decline. However, additional downward shocks beyond 300 basis points negatively affect NPV due to reaching assumed floors on the pricing of deposits and other liabilities. The Company maintained the $60 million notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates. The Company continues to manage its balance sheet to maximize earnings through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, Issuer Purchases of Equity Securities

On January 20, 2026, the Board of Directors approved an authorization to repurchase up to 550,000 shares of the Company’s common stock, or approximately 5.0% of shares outstanding, following the near completion of the Company’s prior repurchase program announced on May 20, 2021.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended December 31, 2025.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
10/01/25 - 10/31/25 period	65,976	$53.54	65,976	139,459
11/01/25 - 11/30/25 period	78,845	54.71	78,845	60,614
12/01/25 - 12/31/25 period	3,513	60.08	3,513	57,101

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.2(i)	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
3.2(ii)	Amendment to Bylaws (filed as an exhibit to the Registrant’s Current Report on Form 8-k filed on November 25, 2025, and incorporated herein by reference)
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

	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	8.	Change-in-Control Agreements
		(i)	Change-in-Control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-Control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Amended and Restated Change-in-Control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Form 8-K for the event on July 23, 2025 and incorporated herein by reference)
		(v)	Amended and Restated Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Form 8-K for the event on February 18, 2025 and incorporated herein by reference)
		(vi)	Amended and Restated Change-in-Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Form 8-K for the event on February 18, 2025, and incorporated herein by reference)
		(vii)	Change-in-Control Agreement with Stefan Chkautovich (filed as an exhibit to the Registrant’s Form 8-K for the event on February 18, 2025, and incorporated herein by reference)
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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 6, 2026	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2026	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date: February 6, 2026	/s/ Jane Butler
Jane Butler
Principal Accounting Officer