Form 10-Q
period 2026-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2026-05-08
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2026
Common Stock, Par Value $.01	11,015,632 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND JUNE 30, 2025

	March 31, 2026	June 30, 2025
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$93,038	$192,859
Interest-bearing time deposits	248	246
Available for sale securities	439,115	460,844
Stock in FHLB of Des Moines	9,714	9,361
Stock in Federal Reserve Bank of St. Louis	9,149	9,139
Loans held for sale	1,033	431
Loans receivable, net of ACL of $55,937 and $51,629 at March 31, 2026 and June 30, 2025, respectively	4,266,423	4,048,961
Accrued interest receivable	28,093	26,018
Premises and equipment, net	93,366	95,982
Bank owned life insurance – cash surrender value	77,155	75,691
Goodwill	50,727	50,727
Other intangible assets, net	20,602	22,994
Prepaid expenses and other assets	52,801	26,354
Total assets	$5,141,464	$5,019,607

Liabilities and Stockholders' Equity
Deposits	$4,340,915	$4,281,368
Securities sold under agreements to repurchase	20,000	15,000
Advances from FHLB	105,033	104,052
Accounts payable and other liabilities	67,110	37,101
Accrued interest payable	11,648	14,186
Subordinated debt	23,248	23,208
Total liabilities	4,567,954	4,474,915

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 12,009,402 and 11,980,887 shares issued at March 31, 2026 and June 30, 2025, respectively	120	120
Additional paid-in capital	222,969	221,347
Retained earnings	402,750	359,576
Treasury stock of 994,290 and 681,420 shares at March 31, 2026 and June 30, 2025, respectively, at cost	(43,259)	(24,973)
Accumulated other comprehensive loss	(9,070)	(11,378)
Total stockholders' equity	573,510	544,692
Total liabilities and stockholders' equity	$5,141,464	$5,019,607

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2026	2025	2026	2025
Interest Income
Loans	$65,398	$62,656	$197,832	$187,492
Investment securities	1,195	1,368	3,765	4,472
Mortgage-backed securities	3,707	4,316	11,791	12,317
Other interest-earning assets	659	1,585	2,833	2,447
Total interest income	70,959	69,925	216,221	206,728
Interest Expense
Deposits	26,172	28,795	82,811	87,129
Securities sold under agreements to repurchase	200	189	604	575
Advances from FHLB	1,070	1,076	3,231	3,501
Subordinated debt	362	386	1,132	1,239
Total interest expense	27,804	30,446	87,778	92,444
Net Interest Income	43,155	39,479	128,443	114,284
Provision for Credit Losses	2,080	932	8,260	4,023
Net Interest Income After Provision for Credit Losses	41,075	38,547	120,183	110,261
Noninterest Income
Deposit account charges and related fees	2,331	2,048	7,125	6,469
Bank card interchange income	1,592	1,341	4,736	4,142
Loan servicing fees	245	224	759	741
Other loan fees	27	843	385	2,851
Net realized gains on sale of loans	226	114	568	608
Net realized gains on sale of AFS securities	—	48	—	48
Earnings on bank owned life insurance	677	512	1,777	1,551
Insurance brokerage commissions	353	340	1,017	927
Wealth management fees	944	902	2,732	2,475
Other income	695	294	1,341	893
Total noninterest income	7,090	6,666	20,440	20,705
Noninterest Expense
Compensation and benefits	14,054	13,771	40,770	41,906
Occupancy and equipment, net	4,040	3,869	11,662	11,143
Data processing expense	2,770	2,359	7,950	6,754
Telecommunications expense	308	330	964	1,111
Deposit insurance premiums	495	674	1,715	1,734
Legal and professional fees	521	603	2,074	2,430
Advertising	553	530	1,705	1,518
Postage and office supplies	373	350	1,006	939
Intangibles amortization	709	889	2,374	2,683
Foreclosed property expenses/losses	108	37	198	123
Other operating expense	2,292	1,979	6,127	5,768
Total noninterest expense	26,223	25,391	76,545	76,109
Income Before Income Taxes	21,942	19,822	64,078	54,857
Total Income Taxes	4,181	4,139	12,518	12,065
Net Income	$17,761	$15,683	$51,560	$42,792

Basic earnings per share	$1.60	$1.39	$4.61	$3.79
Diluted earnings per share	$1.60	$1.39	$4.59	$3.79
Dividends paid per share	$0.25	$0.23	$0.75	$0.69

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025

Net Income	$17,761	$15,683	$51,560	$42,792
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(553)	3,175	2,959	4,488
Less: reclassification adjustment for realized gains included in net income	—	48	—	48
Tax benefit (expense)	122	(688)	(651)	(977)
Total other comprehensive (loss) income	(431)	2,439	2,308	3,463
Comprehensive Income	$17,330	$18,122	$53,868	$46,255

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	For the three- and nine-month periods ended March 31, 2026
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF DECEMBER 31, 2025	$120	$221,589	$387,766	$(33,476)	$(8,639)	$567,360

Net Income			17,761			17,761
Change in unrealized loss on available for sale securities					(431)	(431)
Dividends paid on common stock ($.25 per share)			(2,777)			(2,777)
Stock option expense		108				108
Stock grant expense		956				956
Stock options exercised		316				316
Common stock issued						—
Treasury stock purchased				(9,783)		(9,783)
BALANCE AS OF MARCH 31, 2026	$120	$222,969	$402,750	$(43,259)	$(9,070)	$573,510

BALANCE AS OF JUNE 30, 2025	$120	$221,347	$359,576	$(24,973)	$(11,378)	$544,692

Net Income			51,560			51,560
Change in unrealized loss on available for sale securities					2,308	2,308
Dividends paid on common stock ($.75 per share)			(8,386)			(8,386)
Stock option expense		311				311
Stock grant expense		995				995
Stock options exercised		316				316
Common stock issued						—
Treasury stock purchased				(18,286)		(18,286)
BALANCE AS OF MARCH 31, 2026	$120	$222,969	$402,750	$(43,259)	$(9,070)	$573,510

	For the three- and nine-month periods ended March 31, 2025
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF DECEMBER 31, 2024	$120	$220,358	$333,297	$(24,973)	$(16,431)	$512,371

Net Income			15,683			15,683
Change in unrealized loss on available for sale securities					2,439	2,439
Dividends paid on common stock ($.23 per share)			(2,595)			(2,595)
Stock option expense		93				93
Stock grant expense		799				799
BALANCE AS OF MARCH 31, 2025	$120	$221,250	$346,385	$(24,973)	$(13,992)	$528,790

BALANCE AS OF JUNE 30, 2024	$120	$219,680	$311,376	$(24,973)	$(17,455)	$488,748

Net Income			42,792			42,792
Change in unrealized loss on available for sale securities					3,463	3,463
Dividends paid on common stock ($.69 per share)			(7,783)			(7,783)
Stock option expense		272				272
Stock grant expense		1,298				1,298
BALANCE AS OF MARCH 31, 2025	$120	$221,250	$346,385	$(24,973)	$(13,992)	$528,790

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE- MONTH PERIODS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2026	2025

Cash Flows From Operating Activities:
Net Income	$51,560	$42,792
Items not requiring (providing) cash:
Depreciation	4,907	4,866
Loss on disposal of fixed assets	—	72
Stock option and stock grant expense	1,306	1,570
Loss (gain) on sale/write-down of foreclosed property	77	(29)
Amortization of intangible assets	2,374	2,683
Accretion of purchase accounting adjustments	(1,824)	(3,348)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,777)	(1,551)
Provision for credit losses	8,260	4,023
Gain realized on sale of AFS securities	—	(48)
Net amortization of premiums and discounts on securities	(616)	(1,161)
Originations of loans held for sale	(22,028)	(14,131)
Proceeds from sales of loans held for sale	21,994	14,815
Gain on sales of loans held for sale	(568)	(608)
Gain on sale of investment tax credit	(305)	—
Changes in:
Accrued interest receivable	(2,075)	(1,957)
Prepaid expenses and other assets	879	465
Accounts payable and other liabilities	5,840	8,647
Deferred income taxes	1,082	—
Accrued interest payable	(2,538)	(2,866)
Net cash provided by operating activities	66,548	54,234
Cash Flows From Investing Activities:
Net increase in loans	(225,582)	(172,472)
Net change in interest-bearing deposits	—	248
Proceeds from maturities of available for sale securities	56,194	49,902
Proceeds from sales of available for sale securities	—	72
Purchases of Federal Home Loan Bank stock	(1,979)	(444)
Redemptions of Federal Home Loan Bank stock	1,626	—
Purchases of Federal Reserve Bank of St. Louis stock	(10)	(23)
Purchases of available-for-sale securities	(30,890)	(79,352)
Purchases of long-term investments and other assets	(150)	(362)
Redemptions of long-term investments and other assets	432	—
Purchases of premises and equipment	(2,454)	(4,787)
Investments in state & federal tax credits	(3,957)	(1,934)
Proceeds from sale of foreclosed assets	564	2,785
Proceeds from sale of investment tax credits	315	—
Proceeds from BOLI claim	317	—
Net cash used in investing activities	(205,574)	(206,367)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	94,442	47,076
Net (decrease) increase in certificates of deposits	(34,840)	271,265
Net increase in securities sold under agreements to repurchase	5,000	5,602
Proceeds from Federal Home Loan Bank advances	35,200	260,000
Repayments of Federal Home Loan Bank advances	(34,241)	(258,040)
Exercise of stock options	316	—
Purchases of treasury stock	(18,285)	—
Dividends paid on common stock	(8,387)	(7,783)
Net cash provided by financing activities	39,205	318,120
(Decrease) increase in cash and cash equivalents	(99,821)	165,987
Cash and cash equivalents at beginning of period	192,859	60,904
Cash and cash equivalents at end of period	$93,038	$226,891
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,618	$625
Conversion of loans to repossessed assets	165	74

Supplemental disclosures of cash flow information (CONTINUED):

Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	163	—
Investment tax credits obtained in exchange for delayed capital contributions	28,582	—
Investment tax credits obtained in exchange for settlement of loans	500	—
Investment tax credits cancelled in exchange for sale of membership interest	4,855	—

Cash paid during the period for:
Interest (net of interest credited)	$5,585	$5,978
Income taxes	7,989	4,889

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2025, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2026, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2025, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. The Bank has three active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC. In addition, the Bank has four inactive subsidiaries, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, Fortune SBA, LLC, and SMS Financial Services, Inc. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold a controlling interest in Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred stockholders in order to meet the requirements to be a REIT. At March 31, 2026, assets of the REIT were approximately $1.4 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions, interest-bearing deposits in other depository institutions, and securities purchased under agreements to resell with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $38.1 million and $136.9 million at March 31, 2026, and June 30, 2025, respectively. Securities purchased under agreements to resell totaled $35.4 million and $25.2 million at March 31, 2026, and June 30, 2025, respectively, and are included in these totals. Other correspondent deposits are held in various commercial banks with a total of $1.8 million exceeding the FDIC’s deposit insurance limits at both March 31, 2026, and June 30, 2025, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections, and is recorded to the Allowance for Credit Losses (ACL), by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no charge to ACL in this situation.

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may change in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at March 31, 2026, or June 30, 2025.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans, and is established through a provision for credit losses charged against current earnings. The ACL is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2025, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at March 31, 2026.

Intangible Assets. The Company’s intangible assets at March 31, 2026 included gross core deposit intangibles of $39.1 million with $23.3 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.7 million, and mortgage and SBA servicing rights of $2.8 million. At June 30, 2025, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $21.1 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.5 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $702,000 in the remainder of fiscal 2026, $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, $2.5 million in fiscal 2030, and $6.4 million thereafter. As of March 31, 2026, and June 30, 2025, there was no impairment of other intangible assets indicated.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded on a cash basis over the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division, which is a division of the Bank, held fiduciary assets totaling $111.3 million and $107.6 million as of March 31, 2026, and June 30, 2025, respectively, and investment management assets totaling $591.7 million and $538.2 million as of March 31, 2026, and June 30, 2025, respectively.

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

Note 3:  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2026
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$25,635	$21	$(1,240)	$—	$24,416
Corporate obligations	28,556	136	(268)	—	28,424
Asset-backed securities	38,827	447	(143)	—	39,131
Other securities	3,199	10	(44)	—	3,165
Total debt securities	96,217	614	(1,695)	—	95,136

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	130,951	1,837	(4,239)	—	128,549
Commercial MBS issued by GSEs	103,740	419	(4,350)	—	99,809
CMOs issued by GSEs	119,799	295	(4,473)	—	115,621
Total MBS and CMOs	354,490	2,551	(13,062)	—	343,979
Total AFS securities	$450,707	$3,165	$(14,757)	$—	$439,115

	June 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$26,030	$5	$(1,772)	$—	$24,263
Corporate obligations	31,199	75	(632)	—	30,642
Asset-backed securities	42,059	567	(145)	—	42,481
Other securities	4,007	10	(53)	—	3,964
Total debt securities	103,295	657	(2,602)	—	101,350

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	138,377	1,623	(5,005)	—	134,995
Commercial MBS issued by GSEs	96,377	446	(4,821)	—	92,002
CMOs issued by GSEs	137,346	402	(5,251)	—	132,497
Total MBS and CMOs	372,100	2,471	(15,077)	—	359,494
Total AFS securities	$475,395	$3,128	$(17,679)	$—	$460,844

The amortized cost and estimated fair value of available for sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$7,058	$7,075
After one year but less than five years	24,539	24,376
After five years but less than ten years	29,657	28,616
After ten years	34,963	35,069
Total investment securities	96,217	95,136
MBS and CMOs	354,490	343,979
Total AFS securities	$450,707	$439,115

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $272.3 million and $294.3 million at March 31, 2026, and June 30, 2025, respectively. The securities pledged consisted of marketable securities, including $164.5 million and $151.6 million of MBS, $87.5 million and $109.8 million of CMOs, $19.3 million and $29.7 million of State and Political Subdivisions Obligations, and $934,000 and $3.3 million of Other Securities at March 31, 2026, and June 30, 2025, respectively.

During the nine-month period ended March 31, 2025, gross gains of $48,000 and no gross losses were recognized from sales of available-for-sale securities.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at March 31, 2026, and June 30, 2025:

	March 31, 2026
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$5,033	$32	$12,868	$1,208	$17,901	$1,240
Corporate obligations	5,697	39	7,187	229	12,884	268
Asset-backed securities	12,274	28	867	115	13,141	143
Other securities	—	—	2,880	44	2,880	44
MBS and CMOs	37,460	125	149,735	12,937	187,195	13,062
Total AFS securities	$60,464	$224	$173,537	$14,533	$234,001	$14,757

	June 30, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$4,882	$84	$15,807	$1,688	$20,689	$1,772
Corporate obligations	1,936	6	18,194	626	20,130	632
Asset-backed securities	3,281	2	839	143	4,120	145
Other securities	15	—	3,578	53	3,593	53
MBS and CMOs	57,829	465	158,105	14,612	215,934	15,077
Total AFS securities	$67,943	$557	$196,523	$17,122	$264,466	$17,679

The following information pertaining to unrealized losses and ACL on securities, by security type, is presented as of March 31, 2026.

Obligations of state and political subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions include 12 individual securities which have been in an unrealized loss position for less than 12 months and 26 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

Asset-Backed Securities. The unrealized losses on the Company’s investments in asset-backed securities include three individual securities which have been in an unrealized loss position for less than 12 months and two individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized loss was caused by variations in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 15 individual securities which have been in an unrealized loss position for less than 12 months, and 102 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of March 31, 2026, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three- and nine-month periods ended March 31, 2026, and 2025.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2026	June 30, 2025

1-4 Family residential real estate	$1,063,006	$992,445
Non-owner occupied commercial real estate	945,274	888,317
Owner occupied commercial real estate	476,994	442,984
Multi-family real estate	467,936	422,758
Construction and land development	279,943	332,405
Agriculture real estate	278,541	244,983
Total loans secured by real estate	3,511,694	3,323,892

Commercial and industrial	546,002	510,259
Agriculture production	204,447	206,128
Consumer	51,869	55,387
All other loans	8,348	5,102
Gross loans	4,322,360	4,100,768

Deferred loan fees, net	—	(178)
Allowance for credit losses	(55,937)	(51,629)
Net loans	$4,266,423	$4,048,961

At March 31, 2026, net deferred loan fees of ($592,000) are included in the gross loan balances, by type, in the table above. The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, multi-family real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At March 31, 2026, the Bank had purchased participations in 68 loans totaling $150.7 million, as compared to 71 loans totaling $188.0 million at June 30, 2025.

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

Individually Evaluated Loans. The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified through the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. The reviews use one of the three following alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral values are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs. The ACL for individually evaluated loans totaled $8.7 million and $8.2 million at March 31, 2026, and June 30, 2025, respectively.

Non-Individually Evaluated (Pooled) Loans. Non-individually evaluated (pooled) loans comprise the majority of the Company’s total loan portfolio and include loans that were not individually evaluated. The Company primarily utilizes the discounted cash flow (DCF) methodology for measurement of the required ACL. For a limited number of pools with a relatively small balance of unpaid principal, the Company utilizes the remaining life method. The DCF model implements probability of default (PD) and loss given default (LGD) calculations at the instrument level. PD and LGD are determined based on a regression analysis and correlation of historical losses with various economic factors over time. In general, the Company’s losses have not correlated well with economic factors, and the Company has utilized peer data where more appropriate. A PD/LGD estimate is applied to a projected model of the loan’s cashflow, including principal and interest payments, with consideration for prepayment speeds, principal curtailments, and recovery lag. The

ACL for non-individually evaluated (pooled) loans totaled $47.2 million and $43.4 million at March 31, 2026, and June 30, 2025, respectively.

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

The following tables present the balance in the ACL based on portfolio segment as of March 31, 2026, and 2025 and activity in the ACL for the three- and nine- month periods ended March 31, 2026, and 2025:

	At period end and for the nine months ended March 31, 2026
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,274	$1,455	$(807)	$1	$10,923
Non-owner occupied commercial real estate	12,241	155	(2,875)	2,000	11,521
Owner occupied commercial real estate	4,521	596	(81)	122	5,158
Multi-family real estate	4,329	(621)	—	—	3,708
Construction and land development	4,788	853	(161)	1	5,481
Agriculture real estate	4,194	1,773	—	—	5,967
Commercial and industrial	6,952	2,258	(980)	63	8,293
Agriculture production	3,374	502	(116)	66	3,826
Consumer	952	696	(862)	270	1,056
All other loans	4	—	—	—	4
Total	$51,629	$7,667	$(5,882)	$2,523	$55,937

	At period end and for the three months ended March 31, 2026
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,735	$188	$—	$—	$10,923
Non-owner occupied commercial real estate	11,622	(101)	—	—	11,521
Owner occupied commercial real estate	5,125	80	(47)	—	5,158
Multi-family real estate	3,883	(175)	—	—	3,708
Construction and land development	5,745	(265)	—	1	5,481
Agriculture real estate	4,826	1,141	—	—	5,967
Commercial and industrial	8,804	(420)	(116)	25	8,293
Agriculture production	2,379	1,447	—	—	3,826
Consumer	1,343	(50)	(340)	103	1,056
All other loans	3	1	—	—	4
Total	$54,465	$1,846	$(503)	$129	$55,937

	At period end and for the nine months ended March 31, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,528	$817	$(60)	$46	$11,331
Non-owner occupied commercial real estate	19,055	(1,483)	—	—	17,572
Owner occupied commercial real estate	4,815	387	(122)	—	5,080
Multi-family real estate	5,447	(254)	—	47	5,240
Construction and land development	2,901	487	(1)	—	3,387
Agriculture real estate	2,107	347	—	—	2,454
Commercial and industrial	6,233	1,443	(153)	49	7,572
Agriculture production	835	1,330	(976)	2	1,191
Consumer	578	748	(246)	16	1,096
All other loans	17	—	—	—	17
Total	$52,516	$3,822	$(1,558)	$160	$54,940

	At period end and for the three months ended March 31, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$12,664	$(1,323)	$(10)	$—	$11,331
Non-owner occupied commercial real estate	13,660	3,912	—	—	17,572
Owner occupied commercial real estate	5,707	(627)	—	—	5,080
Multi-family real estate	5,725	(485)	—	—	5,240
Construction and land development	4,717	(1,330)	—	—	3,387
Agriculture real estate	2,517	(63)	—	—	2,454
Commercial and industrial	8,063	(415)	(88)	12	7,572
Agriculture production	1,060	1,105	(976)	2	1,191
Consumer	603	533	(45)	5	1,096
All other loans	24	(7)	—	—	17
Total	$54,740	$1,300	$(1,119)	$19	$54,940

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of March 31, 2026, and 2025, and activity in the allowance for the three- and nine-month periods ended March 31, 2026, and 2025:

	At period end and for the nine months ended March 31, 2026
	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$202	$(5)	$197
Non-owner occupied commercial real estate	134	48	182
Owner occupied commercial real estate	161	10	171
Multi-family real estate	—	42	42
Construction and land development	2,279	75	2,354
Agriculture real estate	81	(29)	52
Commercial and industrial	1,074	(246)	828
Agriculture production	—	699	699
Consumer	—	4	4
All other loans	8	(5)	3
Total	$3,939	$593	$4,532

	At period end and for the three months ended March 31, 2026
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$189	$8	$197
Non-owner occupied commercial real estate	153	29	182
Owner occupied commercial real estate	172	(1)	171
Multi-family real estate	45	(3)	42
Construction and land development	2,612	(258)	2,354
Agriculture real estate	34	18	52
Commercial and industrial	810	18	828
Agriculture production	275	424	699
Consumer	4	—	4
All other loans	4	(1)	3
Total	$4,298	$234	$4,532

	At period end and for the nine months ended March 31, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$140	$56	$196
Non-owner occupied commercial real estate	153	15	168
Owner occupied commercial real estate	136	38	174
Multi-family real estate	31	31	62
Construction and land development	1,912	(508)	1,404
Agriculture real estate	60	(30)	30
Commercial and industrial	782	444	1,226
Agriculture production	37	160	197
Consumer	12	(6)	6
All other loans	—	1	1
Total	$3,263	$201	$3,464

	At period end and for the three months ended March 31, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$229	$(33)	$196
Non-owner occupied commercial real estate	185	(17)	168
Owner occupied commercial real estate	169	5	174
Multi-family real estate	65	(3)	62
Construction and land development	1,965	(561)	1,404
Agriculture real estate	54	(24)	30
Commercial and industrial	1,032	194	1,226
Agriculture production	127	70	197
Consumer	6	—	6
All other loans	—	1	1
Total	$3,832	$(368)	$3,464

The following tables present year-to-date gross charge-offs by loan class and year of origination for the nine-month periods ended March 31, 2026, and 2025:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
March 31, 2026
1-4 Family residential real estate	$—	$—	$182	$200	$7	$418	$—	$807
Non-owner occupied commercial real estate	—	—	—	2,800	75	—	—	2,875
Owner occupied commercial real estate	—	—	—	—	—	81	—	81
Construction and land development	—	—	—	—	—	161	—	161
Commercial and industrial	48	267	159	62	377	67	—	980
Agriculture production	—	—	29	67	20	—	—	116
Consumer	539	151	112	37	16	7	—	862
Total gross charge-offs	$587	$418	$482	$3,166	$495	$734	$—	$5,882

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
March 31, 2025
1-4 Family residential real estate	$—	$—	$—	$—	$—	$60	$—	$60
Owner occupied commercial real estate	—	—	122	—	—	—	—	122
Construction and land development	—	—	—	—	1	—	—	1
Commercial and industrial	—	22	103	—	17	11	—	153
Agriculture production	—	976	—	—	—	—	—	976
Consumer	3	113	70	38	5	17	—	246
Total gross charge-offs	$3	$1,111	$295	$38	$23	$88	$—	$1,558

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

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and fiscal year of origination as of March 31, 2026. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
1-4 Family residential real estate
Pass	$201,084	$155,574	$90,035	$111,489	$151,217	$220,501	$127,045	$1,056,945
Watch	436	625	292	45	321	152	11	1,882
Special Mention	—	—	—	—	—	—	—	—
Substandard	283	982	471	416	998	939	90	4,179
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$201,803	$157,181	$90,798	$111,950	$152,536	$221,592	$127,146	$1,063,006

Non-owner occupied commercial real estate
Pass	$211,978	$105,159	$63,197	$171,032	$230,408	$105,792	$10,413	$897,979
Watch	1,512	167	—	12,268	2,935	—	—	16,882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	4,664	1,393	2,086	22,270	—	—	30,413
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$213,490	$109,990	$64,590	$185,386	$255,613	$105,792	$10,413	$945,274

Owner occupied commercial real estate
Pass	$100,002	$65,570	$53,466	$66,135	$65,846	$87,077	$26,079	$464,175
Watch	858	731	5,388	503	2,111	150	251	9,992
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,283	40	787	283	434	—	2,827
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$100,860	$67,584	$58,894	$67,425	$68,240	$87,661	$26,330	$476,994

Multi-family real estate
Pass	$46,161	$78,323	$16,692	$192,071	$63,633	$61,707	$7,806	$466,393
Watch	—	1,543	—	—	—	—	—	1,543
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$46,161	$79,866	$16,692	$192,071	$63,633	$61,707	$7,806	$467,936

Construction and land development
Pass	$94,438	$104,660	$26,289	$40,232	$4,410	$1,184	$2,388	$273,601
Watch	—	—	—	—	—	54	—	54
Special Mention	—	—	—	—	—	—	—	—
Substandard	355	5,743	—	190	—	—	—	6,288
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$94,793	$110,403	$26,289	$40,422	$4,410	$1,238	$2,388	$279,943

Agriculture real estate
Pass	$60,105	$39,259	$18,162	$26,479	$35,210	$39,240	$22,995	$241,450
Watch	13,613	5,059	4,112	344	5,328	3,557	1,888	33,901

Special Mention	—	—	—	—	—	—	—	—
Substandard	—	111	2,786	257	—	—	36	3,190
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$73,718	$44,429	$25,060	$27,080	$40,538	$42,797	$24,919	$278,541

Commercial and industrial
Pass	$174,346	$101,426	$22,530	$9,028	$26,176	$14,737	$169,934	$518,177
Watch	5,909	1,034	4,205	2,251	—	206	7,929	21,534
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,171	3,776	138	95	210	202	105	5,697
Doubtful	—	594	—	—	—	—	—	594
Total Commercial and industrial	$181,426	$106,830	$26,873	$11,374	$26,386	$15,145	$177,968	$546,002

Agriculture production
Pass	$41,598	$23,390	$7,146	$3,414	$1,013	$1,712	$99,222	$177,495
Watch	4,814	11,586	1,542	292	43	—	6,394	24,671
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2	2,180	34	17	48	—	2,281
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$46,412	$34,978	$10,868	$3,740	$1,073	$1,760	$105,616	$204,447

Consumer
Pass	$22,894	$13,966	$6,287	$4,547	$1,697	$947	$1,488	$51,826
Watch	8	—	—	—	—	—	—	8
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	12	5	9	9	—	—	35
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$22,902	$13,978	$6,292	$4,556	$1,706	$947	$1,488	$51,869

All other loans
Pass	$1,630	$4,809	$704	$122	$41	$1,042	$—	$8,348
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$1,630	$4,809	$704	$122	$41	$1,042	$—	$8,348

Total Loans
Pass	$954,236	$692,136	$304,508	$624,549	$579,651	$533,939	$467,370	$4,156,389
Watch	27,150	20,745	15,539	15,703	10,738	4,119	16,473	110,467
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,809	16,573	7,013	3,874	23,787	1,623	231	54,910
Doubtful	—	594	—	—	—	—	—	594
Total	$983,195	$730,048	$327,060	$644,126	$614,176	$539,681	$484,074	$4,322,360

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis as of March 31, 2026, and June 30, 2025. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2026
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$4,023	$744	$2,674	$7,441	$1,055,565	$1,063,006	$—
Non-owner occupied commercial real estate	705	—	4,664	5,369	939,905	945,274	—
Owner occupied commercial real estate	89	434	570	1,093	475,901	476,994	—
Multi-family real estate	—	—	—	—	467,936	467,936	—
Construction and land development	340	249	5,743	6,332	273,611	279,943	—
Agriculture real estate	291	1,064	2,984	4,339	274,202	278,541	—
Commercial and industrial	1,649	246	2,707	4,602	541,400	546,002	—
Agriculture production	80	34	2,192	2,306	202,141	204,447	—
Consumer	470	43	18	531	51,338	51,869	—
All other loans	—	—	—	—	8,348	8,348	—
Total loans	$7,647	$2,814	$21,552	$32,013	$4,290,347	$4,322,360	$—

	June 30, 2025
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,317	$1,973	$2,442	$5,732	$986,713	$992,445	$—
Non-owner occupied commercial real estate	62	—	5,784	5,846	882,471	888,317	—
Owner occupied commercial real estate	—	116	989	1,105	441,879	442,984	—
Multi-family real estate	—	—	—	—	422,758	422,758	—
Construction and land development	315	12	5,743	6,070	326,335	332,405	—
Agriculture real estate	178	11	2,613	2,802	242,181	244,983	—
Commercial and industrial	1,055	219	1,837	3,111	507,148	510,259	—
Agriculture production	163	164	78	405	205,723	206,128	—
Consumer	380	98	74	552	54,835	55,387	—
All other loans	—	—	—	—	5,102	5,102	—
Total loans	$3,470	$2,593	$19,560	$25,623	$4,075,145	$4,100,768	$—

At March 31, 2026, there were two PCD loans totaling $6.2 million greater than 90 days past due, compared to three PCD loans totaling $6.2 million that were greater than 90 days past due at June 30, 2025.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at March 31, 2026, and June 30, 2025:

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
March 31, 2026	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$2,114	$—	$—	$2,114	$84
Non-owner occupied commercial real estate	30,414	—	23	30,437	5,079
Owner occupied commercial real estate	3,414	—	468	3,882	448
Construction and land development	5,743	545	—	6,288	1,718
Agriculture real estate	3,150	—	36	3,186	—
Commercial and industrial	—	—	6,366	6,366	1,396
Agriculture production	—	—	2,192	2,192	—
Total loans	$44,835	$545	$9,085	$54,465	$8,725

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2025	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$752	$—	$—	$752	$117
Non-owner occupied commercial real estate	31,764	—	—	31,764	6,456
Owner occupied commercial real estate	811	—	541	1,352	290
Construction and land development	5,743	661	—	6,404	161
Agriculture real estate	1,695	—	—	1,695	—
Commercial and industrial	494	—	3,128	3,622	1,129
Total loans	$41,259	$661	$3,669	$45,589	$8,153

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at March 31, 2026, and June 30, 2025. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	March 31, 2026	June 30, 2025
1-4 Family residential real estate	$3,582	$2,847
Non-owner occupied commercial real estate	8,240	5,784
Owner occupied commercial real estate	1,084	1,309
Construction and land development	5,775	5,789
Agriculture real estate	3,562	3,268
Commercial and industrial	5,598	3,442
Agriculture production	2,278	505
Consumer	16	96
Total loans	$30,135	$23,040

At March 31, 2026, there were 41 nonaccrual loans totaling $8.5 million, and at June 30, 2025 there were four nonaccrual loans totaling $7.4 million, that were individually evaluated for which no ACL was recorded.

Modifications to Borrowers Experiencing Financial Difficulty. During the three-month period ended March 31, 2026, there were no loan modifications made to borrowers experiencing financial difficulty, and during the nine-month period ended March 31, 2026, there were four loan modifications, totaling $5.8 million. During the three- and nine-month periods ended March 31, 2025, there were four loan modifications, totaling $22.3 million, made to borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding during the nine-month periods ended March 31, 2026 and March 31, 2025, are shown in the following tables segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

Modifications to Borrowers Experiencing Financial Difficulty. During the three-month period ended March 31, 2026, there were no loan modifications made to borrowers experiencing financial difficulty, and during the nine-month period ended March 31, 2026, there were four loan modifications, totaling $5.8 million. During the three- and nine-month periods ended March 31, 2025, there were four loan modifications, totaling $22.3 million, made to borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding during the nine-month period ended March 31, 2026 are shown in the following table segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.Modifications to Borrowers Experiencing Financial Difficulty. During the three-month period ended March 31, 2026, there were no loan modifications made to borrowers experiencing financial difficulty, and during the nine-month period ended March 31, 2026, there were four loan modifications, totaling $5.8 million. During the three- and nine-month periods ended March 31, 2025, there were four loan modifications, totaling $22.3 million, made to borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding during the nine-month periods ended March 31, 2026 and 2025 are shown in the following tables segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

March 31, 2026
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	1,512	—	—	—	0.16%
Owner occupied commercial real estate	—	3,731	—	—	0.78%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	594	—	—	0.11%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$1,512	$4,325	$—	$—	0.14%

March 31, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	22,270	—	—	2.48%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	—	—	—	—%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$22,270	$—	$—	0.55%

None of the modifications made during the nine-month periods ended March 31, 2026 and March 31, 2025 were more than 90 days past due. There were no loans that experienced a default during the nine months ended March 31, 2026 or March 31, 2025, subsequent to being granted a modification in the preceding twelve months. As of March 31, 2026, there were no commitments to lend funds to these borrowers.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2026, and June 30, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $946,000 and $0, respectively. In addition, as of March 31, 2026, and June 30, 2025, the Company had

residential mortgage loans and home equity loans with a carrying value of $962,000 and $769,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2026	June 30, 2025
Land	$15,456	$15,386
Buildings and improvements	89,587	85,512
Construction in progress	10	2,754
Furniture, fixtures, equipment and software	30,347	29,386
Automobiles	128	118
Operating leases ROU asset	6,828	6,991
	142,356	140,147
Less accumulated depreciation	48,990	44,165
	$93,366	$95,982

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize ROU asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At March 31, 2026, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The range of discount rates utilized was 3.5% to 5.7%. The expected lease terms range from 18 months to 20 years.

	March 31, 2026	June 30, 2025
Consolidated Balance Sheet
Operating leases ROU asset	$6,828	$6,991
Operating leases liability	$6,828	$6,991

	For the three- month		For the nine- month
	periods ended		periods ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$319	$291	$919	$886
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$217	$174	$653	$586
ROU assets obtained in exchange for operating lease obligations:	$75	$—	$127	$—

At March 31, 2026, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2026	$368
2027	879
2028	893
2029	864
2030	833
Thereafter	7,667
Future lease payments expected	11,504
Less: present value discount	(4,676)
Total lease liability	$6,828

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine-month periods ended March 31, 2026, income recognized from these lessor agreements was $126,000 and $374,000, respectively. For the three- and nine-month periods ended March 31, 2025, income recognized from these lessor agreements was $116,000 and $340,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2026	June 30, 2025
Non-interest bearing accounts	$528,601	$508,110
NOW accounts	1,153,078	1,132,298
Money market deposit accounts	326,976	331,251
Savings accounts	718,199	661,115
Certificates	1,614,061	1,648,594
Total Deposit Accounts	$4,340,915	$4,281,368

Brokered certificates totaled $205.4 million at March 31, 2026, compared to $233.6 million at June 30, 2025.

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $20.0 million at March 31, 2026, an increase of $5.0 million from $15.0 million at June 30, 2025. The following table sets forth the outstanding amounts and interest rates as of March 31, 2026, and June 30, 2025:

	March 31,	June 30,
(dollars in thousands)	2026	2025
Period-end balance	$20,000	$15,000
Average balance during the period	19,348	14,330
Maximum month-end balance during the period	20,000	15,000
Average interest during the period	4.16%	5.35%
Period-end interest rate	4.05%	5.11%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	March 31,	June 30,
(dollars in thousands)	2026	2025
Mortgage-backed securities (MBS)	$19,851	$15,353

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three- month periods ended		Nine- month periods ended
	March 31,		March 31,
(dollars in thousands except per share data)	2026	2025	2026	2025

Net income	$17,761	$15,683	$51,560	$42,792
Less: distributed earnings allocated to participating securities	(13)	(12)	(37)	(35)
Less: undistributed earnings allocated to participating securities	(68)	(59)	(191)	(158)
Net income available to common stockholders	$17,680	$15,612	$51,332	$42,599

Denominator for basic earnings per share
Weighted-average shares outstanding	11,040,896	11,237,641	11,147,001	11,229,733
Effect of dilutive securities stock options or awards	33,924	24,642	25,778	24,282
Denominator for diluted earnings per share	11,074,820	11,262,283	11,172,779	11,254,015

Basic earnings per share available to common stockholders	$1.60	$1.39	$4.61	$3.79
Diluted earnings per share available to common stockholders	$1.60	$1.39	$4.59	$3.79

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 34,250 and 77,425 were excluded from the computation of diluted earnings per share for each of the three- and nine-month periods ended March 31, 2026, respectively, while outstanding options and shares of restricted stock totaling 56,000 and 63,500 were excluded from the computation of diluted earnings per share for the three- and nine-month periods ended March 31, 2025, respectively.

Note 9: Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal examinations by tax authorities for tax years ending June 30, 2021 and before. The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Income taxes
Current	$4,080	$4,139	$11,436	$12,065
Deferred	101	—	1,082	—
Total income tax provision	$4,181	$4,139	$12,518	$12,065

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	March 31, 2026	June 30, 2025
Deferred tax assets:
Provision for losses on loans	$13,303	$12,225
Accrued compensation and benefits	1,153	1,210
NOL carry forwards acquired	20	24
Unrealized loss on other real estate	12	—
Unrealized loss on available for sale securities	2,550	3,201
Other	—	552
Total deferred tax assets	17,038	17,212

Deferred tax liabilities:
Purchase accounting adjustments	2,497	2,604
Depreciation	4,528	4,468
FHLB stock dividends	120	120
Prepaid expenses	603	586
Other	1,589	—
Total deferred tax liabilities	9,337	7,778
Net deferred tax asset	$7,701	$9,434

As of March 31, 2026, the Company had approximately $89,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Tax at statutory rate	$4,608	$4,163	$13,456	$11,520
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(200)	(74)	(398)	(256)
State tax, net of Federal benefit	117	196	313	480
Cash surrender value of Bank-owned life insurance	(142)	(108)	(373)	(326)
Tax credit benefits	(175)	(2)	(525)	(29)
Other, net	(27)	(36)	45	676
Actual provision	$4,181	$4,139	$12,518	$12,065

For the three- and nine-month periods ended March 31, 2026, and 2025, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the proportional amortization method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2025. For fiscal 2026, the Bank has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine-month periods ended March 31, 2026, retirement plan expenses recognized for the Plan totaled approximately $826,000 and $2.4 million, respectively, as compared to $521,000 and $1.9 million for the same periods of the prior fiscal year, respectively. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At March 31, 2026, the Debentures carried an interest rate of 6.69%. The balance of the Debentures outstanding was $7.2 million at both March 31, 2026, and June 30, 2025. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At March 31, 2026, the current rate was 6.39%. The carrying value of the debt securities was approximately $2.8 million at both March 31, 2026, and June 30, 2025.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At March 31, 2026, the current rate was 5.74%. The carrying value of the debt securities was approximately $5.7 million and $5.6 million at both March 31, 2026, and June 30, 2025.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $473,000 at March 31, 2026, and $471,000 at June 30, 2025.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5% and will bear interest thereafter at SOFR plus 3.77%. The notes will be redeemable at par beginning in May 2026, and mature in May 2031. The carrying value of the notes was approximately $7.5 million at both March 31, 2026, and June 30, 2025.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026, and June 30, 2025:

	Fair Value Measurements at March 31, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,416	$—	$24,416	$—
Corporate obligations	28,424	—	28,424	—
Asset backed securities	39,131	—	39,131	—
Other securities	3,165	—	3,165	—
MBS and CMOs	343,979	—	343,979	—
Mortgage servicing rights	2,299	—	—	2,299
Derivative financial instruments	926	—	926	—
Liabilities:
Derivative financial instruments	875	—	875	—

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of state and political subdivisions	$24,263	$—	$24,263	$—
Corporate obligations	30,642	—	30,642	—
Asset backed securities	42,481	—	42,481	—
Other securities	3,964	—	3,964	—
MBS and CMOs	359,494	—	359,494	—
Mortgage servicing rights	2,297	—	—	2,297
Derivative financial instruments	912	—	912	—
Liabilities:
Derivative financial instruments	877	—	877	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three- and nine-month periods ended March 31, 2026. There were no transfers between levels of the fair value hierarchy during the period ended March 31, 2026.

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

The following table summarizes the change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended March 31, 2026, and March 31, 2025:

	At period end and for the three months ended		At period end and for the nine months ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
MSR, beginning	$2,295	$2,392	$2,297	$2,448
Originations	68	40	165	98
Amortization	(64)	(44)	(163)	(158)
Change in fair value	—	—	—	—
MSR, ending	$2,299	$2,388	$2,299	$2,388

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2026, and June 30, 2025:

	Fair Value Measurements at March 31, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$858	$—	$—	$858
Collateral dependent loans	35,889	—	—	35,889

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$625	$—	$—	$625
Collateral dependent loans	24,368	—	—	24,368

The following table presents losses recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2026, and 2025:

	For the nine months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Foreclosed and repossessed assets held for sale	$601	$80
Total losses on assets measured on a non-recurring basis	$601	$80

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2026, and June 30, 2025.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	March 31, 2026	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$858	Third party appraisal	Marketability discount	31.4-31.4%	31.4%
Collateral dependent loans	35,889	Collateral value	Marketability discount	12.4 -100.0%	19.6%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$625	Third party appraisal	Marketability discount	25.6 -25.6%	25.6%
Collateral dependent loans	24,368	Collateral value	Marketability discount	4.3 -100.0%	23.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2026, and June 30, 2025.

	March 31, 2026
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$93,038	$93,038	$—	$—
Interest-bearing time deposits	248	—	248	—
Stock in FHLB	9,714	—	9,714	—
Stock in Federal Reserve Bank of St. Louis	9,149	—	9,149	—
Loans held for sale	1,033	—	1,033	—
Loans receivable, net	4,266,423	—	—	4,210,761
Accrued interest receivable	28,093	—	28,093	—
Financial liabilities
Deposits	4,340,915	2,728,336	—	1,614,399
Securities sold under agreements to repurchase	20,000	—	20,000	—
Advances from FHLB	105,033	—	105,042	—
Accrued interest payable	11,648	—	11,648	—
Subordinated debt	23,248	—	—	22,614
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$192,859	$192,859	$—	$—
Interest-bearing time deposits	246	—	246	—
Stock in FHLB	9,361	—	9,361	—
Stock in Federal Reserve Bank of St. Louis	9,139	—	9,139	—
Loans receivable, net	4,048,961	—	—	3,976,696
Accrued interest receivable	26,018	—	26,018	—
Financial liabilities
Deposits	4,281,368	2,632,774	—	1,650,046
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	104,052	—	104,561	—
Accrued interest payable	14,186	—	14,186	—
Subordinated debt	23,208	—	—	21,722
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Fair Value Hedges. The Company executed two interest rate swaps with an original notional amounts totaling $20.0 million during fiscal 2025, and executed two interest rate swaps with original notional amounts totaling $40.0 million during fiscal 2024, for a total of $60.0 million outstanding as of March 31, 2026, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family residential real estate loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three- and nine-month periods ended March 31, 2026, was ($32,000) and $57,000, respectively, compared to $51,000 and $312,000, respectively, in the three- and nine-month periods ended March 31, 2025.

The notional amounts and estimated fair values of the Company’s interest rate swaps at March 31, 2026, and June 30, 2025 are presented in the tables below:

	March 31, 2026
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$553	$502

	June 30, 2025
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$912	$877

The carrying amount of the hedged assets, included in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at March 31, 2026, and June 30, 2025 are presented in the tables below:

March 31, 2026
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$424,036	$501

June 30, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged assets
1-4 Family interest rate swaps	$474,855	$892

Non-Hedging Interest Rate Derivatives. During the nine-month period ended March 31, 2026, the Company entered into two interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap contracts which are not designated as hedging instruments, executed with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty. Additionally, the Company receives an upfront, non-refundable fee from the upstream counterparty, dependent upon the pricing, that is recognized in noninterest income upon receipt from the counterparty. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that were not designated as hedging instruments as of March 31, 2026 are summarized as follows:

	March 31, 2026
		Fair Value
	Notional	Other	Other
(dollars in thousands)	Amount	Assets	Liabilities
Non-Hedging interest rate swap contracts	$28,500	$373	$—
Non-Hedging interest rate swap contracts	28,500	—	373

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2026, the Bank operated from its headquarters, 63 full-service branch offices, two limited-service branch offices, and three loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 60 of its other branch offices. The remaining eight branches and offices are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2026, and results of operations for the three- and nine-month periods ended March 31, 2026, and 2025.

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

During the first nine months of fiscal 2026, total assets increased by $121.9 million, or 2.4%. The increase was primarily attributable to an increase in net loans receivable, partially offset by decreases in cash and cash equivalents, and AFS securities. Loans, net of the ACL, increased $217.5 million; cash equivalents decreased by $99.8 million; and AFS securities decreased $21.7 million. Liabilities increased $93.0 million, or 2.1%, primarily attributable to increases in deposits of $59.5 million, accounts payable and other liabilities of $30.0 million (including a $23.7 million increase in future capital contributions for investment tax credits), securities sold under agreements to repurchase of $5.0 million, and FHLB overnight advances of $3.0 million, partially offset by decreases in accrued interest payable of $2.5 million and FHLB term advances of $2.0 million. Equity increased $28.8 million, or 5.3%, attributable primarily to earnings retained after cash dividends paid, in combination with a $2.3 million reduction in accumulated other comprehensive losses (AOCL) due to the market value of the Company’s investments appreciating as a result of the decrease in market interest rates, partially offset by the re-purchase of Company stock totaling $18.3 million. For more information, see “Comparison of Financial Condition at March 31, 2026, and June 30, 2025.”

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

Net income for the first nine months of fiscal 2026 was $51.6 million, an increase of $8.8 million, or 20.5% as compared to the same period of the prior fiscal year. The increase was due primarily to an increase in net interest income, partially offset by increases in PCL, provision for income taxes, and noninterest expenses, and a decrease in noninterest income. For the nine-month period ended March 31, 2026, fully-diluted net income per share available to common stockholders was $4.59, up $0.80, or 21.1%, as compared to the same period a year ago. Our annualized return on average assets for the nine-month period ended March 31, 2026, was 1.35%, as compared to 1.19% for the same period of the prior fiscal year. Our annualized return on average common stockholders’ equity for the nine-month period ended March 31, 2026, was 12.2%, as compared to 11.2% in the same period of the prior fiscal year. For the first nine months of fiscal 2026, as compared to the same period of the prior fiscal year, net interest income increased $14.2 million, or 12.4%, partially offset by an increase in PCL of $4.2 million, or 105.3%, an increase in provision for income taxes of $453,000, or 3.8%, an increase in noninterest expense of $436,000, or 0.6%, and a decrease in noninterest income of $265,000, or 1.3%. For more information see “Results of Operations – Comparison of the nine-month periods ended March 31, 2026, and 2025”.

Interest rates during the first nine months of fiscal 2026 remained relatively stable at the mid-point of the curve and moved lower at the shorter end of the curve as employment slowed somewhat and inflation remained relatively stable but above target. Market expectations are for the Federal Reserve to maintain the federal funds rate for the near term with potential modest easing later in 2026 or early 2027, while there are concerns that economic conditions could keep inflation somewhat elevated and above the FOMC target range, which has led to some steepening of the yield curve. At March 31, 2026, the yield curve had a 34 basis point positive slope between the two-year and ten-year treasury rates, compared to 52 basis point positive slope at June 30, 2025.

As compared to the first nine months of the prior fiscal year, our average yield on earning assets decreased by three basis points, primarily attributable to decreased yields on AFS securities, and a higher percentage of earning assets in cash, while the percentage of earning assets in AFS securities declined and yields on loans receivable were unchanged. The cost of interest-bearing liabilities decreased by 31 basis points due primarily to lower market rates. Driven by average interest-bearing liabilities repricing lower, the net interest spread increased by 28 basis points, from 2.81% to 3.09%, and the net interest margin increased by 23 basis points, from 3.37% to 3.60%, during the first nine months of fiscal 2026, as compared to the same period in fiscal 2025. In addition, net interest income benefitted from a 5.2% increase in average earnings assets, compared to the prior fiscal year period.

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

The Company’s noninterest income for the nine-month period ended March 31, 2026, was $20.4 million, a decrease of $265,000, or 1.3%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to decreases in loan fees resulting from a refinement of fee recognition in our application of ASC 310-20, “Receivables -

Nonrefundable Fees and Other Costs”, and a reduced amount of realized gains on sales of loans, partially offset by increases in deposit account charges and related fees, bank card interchange income, earnings on bank owned life insurance, wealth management fees, insurance brokerage income, and a gain on sale of a membership interest in a tax credit investment.

Noninterest expense for the nine-month period ended March 31, 2026, was $76.5 million, an increase of $436,000, or 0.6%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to higher data processing expense, occupancy expense, advertising, and various minor increases across other expense categories, partially offset by lower compensation and benefits, legal and professional fees, intangible amortization, and telecommunication expenses. The decrease in compensation and benefits expense was primarily driven by a refinement of expense recognition in our applications of ASC 310-20. Legal and professional fees decreased from the prior-year period, which included $840,000 of costs related to a performance improvement project designed to enhance the Bank’s operations and revenue performance, while in the first nine months of fiscal 2026, legal and professional fees did include $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor.

Comparison of Financial Condition at March 31, 2026, and June 30, 2025

The Company experienced balance sheet growth in the first nine months of fiscal 2026, with total assets of $5.1 billion at March 31, 2026, reflecting an increase of $121.9 million, or 2.4%, as compared to June 30, 2025. Growth primarily reflected increases in net loans receivable and investments in tax credits in the other assets category, partially offset by decreases in cash equivalents and time deposits and available for sale (AFS) securities.

Cash equivalents and time deposits were a combined $93.3 million at March 31, 2026, a decrease of $99.8 million, or 51.7%, as compared to June 30, 2025. The decrease was primarily the result of loan generation that outpaced deposit growth during the period. AFS securities were $439.1 million at March 31, 2026, down $21.7 million, or 4.7%, as compared to June 30, 2025.

Loans, net of the allowance for credit losses (ACL), were $4.3 billion at March 31, 2026, an increase of $217.5 million, or 5.4%, as compared to June 30, 2025. Gross loans increased by $221.8 million, while the ACL attributable to outstanding loan balances increased $4.3 million, as compared to June 30, 2025. The Company noted growth primarily in 1-4 family residential real estate, non-owner occupied commercial real estate, multi-family real estate, commercial and industrial, owner occupied commercial real estate, and agriculture real estate loan balances. This was partially offset by decreases in construction and land development, consumer, and agricultural production loan balances.

Loans anticipated to fund in the next 90 days totaled $177.7 million at March 31, 2026, as compared to $159.1 million at December 31, 2025, and $163.3 million at March 31, 2025.

The Bank’s concentration in non-owner occupied commercial real estate loans is estimated at 291.2% of Tier 1 capital and ACL on March 31, 2026, as compared to 301.9% as of June 30, 2025, with these loans representing 39.2% of total loans at March 31, 2026. Multi-family real estate, hospitality (hotels/restaurants), care facilities, strip centers, retail stand-alone, and storage units are the most common collateral types within the non-owner occupied commercial real estate loan portfolio. The Bank’s multi-family real estate loan portfolio commonly includes loans collateralized by properties currently in the low-income housing tax credit (LIHTC) program or that have exited the program. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers that can be defined as non-mall shopping centers with a variety of tenants. Non-owner occupied office property types included 35 loans totaling $14.6 million, or 0.34% of gross loans at March 31, 2026, none of which were adversely classified, and are generally comprised of smaller spaces with diverse tenants. The Company continues to monitor its commercial real estate concentration and the individual segments closely.

Total liabilities were $4.6 billion at March 31, 2026, an increase of $93.0 million, or 2.1%, as compared to June 30, 2025. Growth primarily reflected an increase in total deposits; other liabilities, attributable to recognition of future capital contributions related to tax credit investments; and securities sold under agreements to repurchase.

Deposits were $4.3 billion at March 31, 2026, an increase of $59.5 million, or 1.4%, as compared to June 30, 2025. The deposit portfolio saw year-to-date increases in nonmaturity deposit accounts, which was partially offset by a decrease in certificates of deposit. Nonmaturity deposit growth was primarily driven by savings, NOW, non-interest bearing, and brokered money market deposit accounts. The decrease in certificates of deposit was largely driven by a $28.3 million reduction in brokered certificates compared to June 30, 2025. Brokered deposits totaled $226.4 million at March 31, 2026, a decrease of $8.7 million as compared to June 30, 2025. Public unit balances totaled $564.7 million at March 31, 2026, an increase of $13.9 million compared to June 30, 2025, primarily due to seasonal inflows. The average loan-to-deposit ratio for the third quarter of fiscal 2026 was 98.0%, as compared to 94.5% for the quarter ended June 30, 2025, and 94.2% for the same period of the prior fiscal year.

FHLB advances were $105.0 million at March 31, 2026, an increase of $981,000, or 0.94%, as compared to June 30, 2025. Outstanding FHLB overnight borrowings were $3.0 million as of March 31, 2026, as compared to no FHLB overnight borrowings as of June 30, 2025.

The Company’s stockholders’ equity was $573.5 million at March 31, 2026, an increase of $28.8 million, or 5.3%, as compared to June 30, 2025. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $2.3 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to the decrease in market interest rates. The AOCL totaled $9.1 million at March 31, 2026 compared to $11.4 million at June 30, 2025. The Company does not hold any securities classified as held-to-maturity. The increase in stockholders’ equity was partially offset by $18.3 million utilized to repurchase 313,000 shares of the Company’s common stock year-to-date at an average price of $58.45 per share.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended

March 31, 2026, and 2025

The table below presents certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2026, and 2025. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,349,976	$50,084	6.06	$3,208,205	$47,993	6.07
Other loans (1)	885,298	15,314	7.02	795,347	14,663	7.48
Total net loans	4,235,274	65,398	6.26	4,003,552	62,656	6.35
Mortgage-backed securities	356,977	3,707	4.21	381,942	4,316	4.58
Investment securities (2)	112,538	1,195	4.31	126,700	1,368	4.38
Other interest-earning assets	68,374	659	3.91	143,206	1,585	4.49
TOTAL INTEREST- EARNING ASSETS (1)	4,773,163	70,959	6.03	4,655,400	69,925	6.09
Other noninterest-earning assets (3)	342,334	—		290,739	—
TOTAL ASSETS	$5,115,497	$70,959		$4,946,139	$69,925

Interest-bearing liabilities:
Savings accounts	$705,817	$3,797	2.18	$601,474	$3,788	2.55
NOW accounts	1,161,748	5,009	1.75	1,197,781	5,649	1.91
Money market accounts	332,111	2,041	2.49	342,410	2,298	2.72
Certificates of deposit	1,593,566	15,325	3.90	1,596,184	17,060	4.33
TOTAL INTEREST- BEARING DEPOSITS	3,793,242	26,172	2.80	3,737,849	28,795	3.12
Borrowings:
Securities sold under agreements to repurchase	20,000	200	4.05	15,000	189	5.11
FHLB advances	103,556	1,070	4.19	106,187	1,076	4.11
Junior subordinated debt	23,241	362	6.31	23,189	386	6.75
TOTAL INTEREST- BEARING LIABILITIES	3,940,039	27,804	2.86	3,882,225	30,446	3.18
Noninterest-bearing demand deposits	528,820	—		513,157	—
Other liabilities	74,431	—		31,282	—
TOTAL LIABILITIES	4,543,290	27,804		4,426,664	30,446
Stockholders’ equity	572,207	—		519,475	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,115,497	$27,804		$4,946,139	$30,446

Net interest income		$43,155			$39,479
Interest rate spread (4)			3.17%			2.91%
Net interest margin (5)			3.67%			3.44%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.15%			119.92%

(1)	Calculated net of deferred loan fees, and loan discounts. Non-accrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $93.9 million and $76.9 million, respectively, for the three-month period ended March 31, 2026, as compared to $96.2 million and $74.8 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,293,199	$150,062	6.07	$3,170,922	$142,210	5.97
Other loans (1)	885,232	47,770	7.19	790,056	45,282	7.63
Total net loans	4,178,431	197,832	6.31	3,960,978	187,492	6.31
Mortgage-backed securities	363,522	11,791	4.32	350,842	12,317	4.68
Investment securities (2)	116,763	3,765	4.30	131,979	4,472	4.51
Other interest-earning assets	89,826	2,833	4.20	71,243	2,447	4.57
TOTAL INTEREST- EARNING ASSETS (1)	4,748,542	216,221	6.07	4,515,042	206,728	6.10
Other noninterest-earning assets (3)	322,003	—		288,337	—
TOTAL ASSETS	$5,070,545	$216,221		$4,803,379	$206,728

Interest-bearing liabilities:
Savings accounts	$694,941	$12,422	2.38	$565,381	$11,568	2.73
NOW accounts	1,132,067	15,114	1.78	1,161,703	17,066	1.96
Money market accounts	333,301	6,536	2.61	338,014	7,395	2.91
Certificates of deposit	1,612,147	48,739	4.03	1,525,025	51,100	4.46
TOTAL INTEREST- BEARING DEPOSITS	3,772,456	82,811	2.92	3,590,123	87,129	3.23
Borrowings:
Securities sold under agreements to repurchase	19,348	604	4.16	14,107	575	5.43
FHLB advances	102,670	3,231	4.19	112,321	3,501	4.15
Junior subordinated debt	23,228	1,132	6.49	23,175	1,239	7.12
TOTAL INTEREST- BEARING LIABILITIES	3,917,702	87,778	2.98	3,739,726	92,444	3.29
Noninterest-bearing demand deposits	534,580	—		523,327	—
Other liabilities	55,926	—		32,154	—
TOTAL LIABILITIES	4,508,208	87,778		4,295,207	92,444
Stockholders’ equity	562,337	—		508,172	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,070,545	$87,778		$4,803,379	$92,444

Net interest income		$128,443			$114,284
Interest rate spread (4)			3.09%			2.81%
Net interest margin (5)			3.60%			3.37%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.21%			120.73%

(1)	Calculated net of deferred loan fees, and loan discounts. Non-accrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $94.6 million and $76.4 million, respectively, for the nine-month period ended March 31, 2026, as compared to $95.9 million and $74.3 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine-month periods ended March 31, 2026, compared to the three- and nine-month periods ended March 31, 2025. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2026
	Compared to three-month period ended March 31, 2025
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(848)	$3,677	$(87)	$2,742
Mortgage-backed securities	(355)	(286)	32	(609)
Investment securities (2)	(3)	(153)	(17)	(173)
Other interest-earning deposits	(208)	(840)	122	(926)
Total net change in income on interest-earning assets	(1,414)	2,398	50	1,034

Interest-bearing liabilities:
Deposits	(2,928)	387	(82)	(2,623)
Securities sold under agreements to repurchase	(40)	64	(13)	11
FHLB advances	(25)	1	—	(24)
Subordinated debt	22	(27)	(1)	(6)
Total net change in expense on interest-bearing liabilities	(2,971)	425	(96)	(2,642)
Net change in net interest income	$1,557	$1,973	$146	$3,676

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

	Nine-month period ended March 31, 2026
	Compared to nine-month period ended March 31, 2025
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(366)	$10,929	$(223)	$10,340
Mortgage-backed securities	(937)	445	(34)	(526)
Investment securities (2)	(220)	(516)	29	(707)
Other interest-earning deposits	(200)	638	(52)	386
Total net change in income on interest-earning assets	(1,723)	11,496	(280)	9,493

Interest-bearing liabilities:
Deposits	(8,783)	5,030	(565)	(4,318)
Securities sold under agreements to repurchase	(135)	213	(49)	29
FHLB advances	33	(301)	(2)	(270)
Subordinated debt	(109)	3	(1)	(107)
Total net change in expense on interest-bearing liabilities	(8,994)	4,945	(617)	(4,666)
Net change in net interest income	$7,271	$6,551	$337	$14,159

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2026, and 2025

General. Net income for the three-month period ended March 31, 2026, was $17.8 million, an increase of $2.1 million or 13.3%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to an increase in net interest income and an increase in noninterest income, partially offset by increases in PCL, noninterest expense, and provision for income taxes.

For the three-month period ended March 31, 2026, fully-diluted net income per share available to common stockholders was $1.60, up $0.21, or 15.1%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended March 31, 2026 was 1.41%, as compared to 1.29% for the same period of the prior fiscal year. Our annualized return on average common stockholders’ equity for the three-month period ended March 31, 2026, was 12.6%, as compared to 12.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2026, was $43.2 million, an increase of $3.7 million, or 9.3%, as compared to the same period of the prior fiscal year. The increase, as compared to the same period a year ago, was attributable to an increase of 23 basis points in the net interest margin, from 3.44% to 3.67%, coupled with a 2.5% increase in the average balance of interest-earning assets. The primary driver of the net interest margin expansion, compared to the year ago period, was a decrease in the cost of interest-bearing liabilities of 32 basis points, partially offset by a decrease of six basis points in the yield on interest-earning assets.

Loan discount accretion and liability premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $352,000 in net interest income for the three-month period ended March 31, 2026, as compared to $1.5 million in net interest income for the same period a year ago. Combined, this component of net interest income contributed three basis points to net interest margin in the three-month period ended March 31, 2026, as compared to a 13-basis point contribution for the same period of the prior fiscal year, and as compared to a five-basis point contribution in the linked quarter, ended December 31, 2025, when the net interest margin was 3.57%.

Provision for Credit Losses. The Company recorded a PCL of $2.1 million in the three-month period ended March 31, 2026, as compared to a PCL of $932,000 in the same period of the prior fiscal year. The current period PCL was the result of a $1.8 million provision attributable to the ACL for loan balances outstanding and a $234,000 provision attributable to the allowance for off-balance sheet credit exposures. The factors considered when estimating a required ACL and PCL for loan balances outstanding is detailed above in the “Allowance for Credit Loss Activity”.

Noninterest Income. Noninterest income for the three-month period ended March 31, 2026, was $7.1 million, an increase of $424,000, or 6.4%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to an increase in other noninterest income, deposit account charges and related fees, bank card interchange income, earnings on bank owned life insurance (BOLI), and net realized gains on sale of loans driven by residential mortgage banking. The increase in other non-interest income was primarily attributable to the gain on sale of membership interest in a tax credit investment. Deposit account charges and related fees benefited from increased frequency of charges for non-sufficient funds and increased wire fee income from an increase of our wire fee rates and elevated wire activity. Bank card interchange income benefited from a previously noted new contract with our card processor. Lastly, the increase in earnings on BOLI was mainly due to a mortality benefit recognized in the third quarter of 2026. These increases were partially offset by the decrease in other loan fees, reflecting a refinement of our fee recognition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, with a greater portion now recognized in interest income over the life of the loan.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2026, was $26.2 million, an increase of $832,000, or 3.3%, as compared to the same period of the prior fiscal year. The increase as compared to the year-ago period was primarily attributable to increases in data processing expense, other noninterest expense, compensation and benefits, and occupancy and equipment expenses. Data processing costs increased due to higher transaction volumes and increased software licensing costs. Other noninterest expense increased largely due to loan product expense associated with expenses for lending activities, loan collection, and management of foreclosed real estate. The increase in compensation and benefits expense was primarily due to annual merit increases, as well as a trend increase in employee headcount. The majority of the merit increases took effect during the current quarter. This was partially offset by a decrease in compensation expense recognized in recent periods as a result of our refined accounting for loan origination expenses under ASC 310-20. Occupancy and equipment expense growth was primarily driven by elevated maintenance and repair costs, remodel projects, and equipment purchases. Partially offsetting these increases from the prior year period were decreases to intangible amortization, as the core deposit intangible recognized in an older merger was fully amortized in the second quarter of fiscal 2026, along with a decrease in deposit insurance premiums.

Income Taxes. The income tax provision for the three-month period ended March 31, 2026, was $4.2 million, an increase of 1.0% as compared to the same period of the prior fiscal year, primarily due to the increase in net income before income taxes, partially offset by a lower effective tax rate. The effective tax rate was 19.1% as compared to 20.9% in the same quarter of the prior fiscal year. The current period benefited from lower state tax rates and a revised apportionment methodology, as well as ongoing benefits from the recognition of tax credits under the proportional amortization method in accordance with ASC 2023-02, and a catch up in recognition of tax-exempt interest income.

Results of Operations – Comparison of the nine-month periods ended March 31, 2026, and 2025

General. Net income for the nine-month period ended March 31, 2026, was $51.6 million, an increase of $8.8 million or 20.5%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to an increase in net interest income, partially offset by increases in PCL, noninterest expense and provision for income taxes, and a decrease in noninterest income.

For the nine-month period ended March 31, 2026, fully-diluted net income per share available to common stockholders was $4.59, up $0.80, or 21.1%, as compared to the same quarter a year ago. Annualized return on average assets for the nine-month period ended March 31, 2026, was 1.35%, as compared to 1.19% for the same period of the prior fiscal year. Annualized return on average common stockholders’ equity for the nine-month period ended March 31, 2026, was 12.2%, as compared to 11.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2026, was $128.4 million, an increase of $14.2 million, or 12.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 5.2% increase in the average balance of interest-earning assets in the current nine-month period, as compared to the same period a year ago, and a 23 basis point increase in net interest margin, from 3.37% to 3.60%, as the cost of interest-bearing liabilities decreased by 31 basis points, and the yield earned on interest earning assets decreased by three basis points.

Loan discount accretion and liability premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust resulted in $1.9 million of net interest income for the nine-month period ended March 31, 2026, as compared to $3.5 million of net interest income for the same period a year ago. Combined, this component of net interest income contributed five basis points to net interest margin in the nine-month period ended March 31, 2026, as compared to a ten-basis point contribution for the same period of the prior fiscal year.

Provision for Credit Losses. The Company recorded a PCL of $8.3 million in the nine-month period ended March 31, 2026, as compared to a PCL of $4.0 million in the same period of the prior fiscal year. The current period PCL was the result of a $7.7 million provision attributable to the ACL for loan balances outstanding and a $593,000 provision attributable to the allowance for off-balance sheet credit exposures. The factors considered when estimating a required ACL and PCL for loan balances outstanding is detailed below under “Allowance for Credit Loss Activity” and the PCL for off-balance sheet credit exposure was primarily attributable to an increase in unfunded balances and an increase in required reserves for pooled loans.

Noninterest Income. Noninterest income for the nine-month period ended March 31, 2026, was $20.4 million, a decrease of $265,000, or 1.3%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to lower other loan fees and a decrease in net realized gains on sales of loans driven by a lower volume of SBA production. Other loan fees declined, reflecting a refinement of our fee recognition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, with a greater portion now recognized in interest income over the life of the loan. These decreases were partially offset by increases in deposit account charges and related fees, bank card interchange income, earnings on bank owned life insurance, wealth management fees, insurance brokerage income, and other noninterest income. Other noninterest income increased primarily due to a gain on sale of membership interest in a tax credit investment in the current period, and the recognition of modest losses on the disposal of fixed assets in the year ago period, attributable to various equipment disposals.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2026, was $76.5 million, an increase of $436,000, or 0.6%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to higher data processing expense, occupancy expense, advertising, and various minor increases across other expense categories, partially offset by lower compensation and benefits, legal and professional fees, intangible amortization, and telecommunication expenses. The decrease in compensation and benefits expense was primarily driven by a refinement of expense recognition in our application of ASC 310-20. Legal and professional fees decreased from the prior-year period, which included $840,000 of costs related to a performance improvement project designed to enhance the Bank’s operations and revenue performance, while in the first nine months of fiscal 2026, legal and professional fees included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2026, was $12.5 million, an increase of $453,000, or 3.8%, as compared to the same period of the prior fiscal year, primarily due to the increase in net income before income taxes. The effective tax rate for the fiscal year to date was 19.5%, compared to 22.0% in the same period of the prior fiscal year. The lower rate was due to the absence of merger-related tax accrual adjustments that elevated the same period of the prior fiscal year’s rate, combined with the impact of lower state tax rates and a revised apportionment methodology in the current period. The current period also benefited from the recognition of tax credits under the proportional amortization method in accordance with ASC 2023-02.

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

•National, regional, and local economic trends and/or conditions

•Changes and/or trends in the nature, volume, or terms of the loan portfolio

•Experience, ability, and depth of lending management and staff

•Levels and/or trends of delinquent, non-accrual, problem assets, or charge offs and recoveries

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

The following table summarizes changes in the ACL over the three- and nine-month periods ended March 31, 2026, and 2025:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$54,465	$54,740	$51,629	$52,516
Loans charged off:
1-4 Family residential real estate	—	(10)	(807)	(60)
Non-owner occupied commercial real estate	—	—	(2,875)	—
Owner occupied commercial real estate	(47)	—	(81)	(122)
Multi-family real estate	—	—	—	—
Construction and land development	—	—	(161)	(1)
Agriculture real estate	—	—	—	—
Commercial and industrial	(116)	(88)	(980)	(153)
Agriculture production	—	(976)	(116)	(976)
Consumer	(340)	(45)	(862)	(246)
All other loans	—	—	—	—
Gross charged off loans	(503)	(1,119)	(5,882)	(1,558)
Recoveries of loans previously charged off:
1-4 Family residential real estate	—	—	1	46
Non-owner occupied commercial real estate	—	—	2,000	—
Owner occupied commercial real estate	—	—	122	—
Multi-family real estate	—	—	—	47
Construction and land development	1	—	1	—
Agriculture real estate	—	—	—	—
Commercial and industrial	25	12	63	49
Agriculture production	—	2	66	2
Consumer	103	5	270	16
All other loans	—	—	—	—
Gross recoveries of charged off loans	129	19	2,523	160
Net charge offs	(374)	(1,100)	(3,359)	(1,398)
Provision charged to expense	1,846	1,300	7,667	3,822
Balance, end of period	$55,937	$54,940	$55,937	$54,940

The ACL at March 31, 2026, totaled $55.9 million, representing 1.29% of gross loans and 186% of nonperforming loans, as compared to an ACL of $51.6 million, representing 1.26% of gross loans and 224% of nonperforming loans at June 30, 2025. The Company has estimated its expected credit losses as of March 31, 2026, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. There remains, however, significant economic uncertainty despite recent reductions in short-term interest rates as labor market conditions soften, and inflation remains above target. The increase in the ACL was primarily attributable to higher reserves required for pooled loans, driven largely by increased reserves on agriculture loans reflecting ongoing pressure in the agricultural sector, and loan growth. This was partially offset by net charge-offs. As a percentage of average loans outstanding, the Company recorded net charge-offs of 0.04% (annualized) during the current quarter, as compared to net charge-offs of 0.11% for the same quarter of the prior fiscal year. For the nine-month period ended March 31, 2026, year-to-date net charge-offs were 0.11% (annualized), as compared to 0.05% for the same period in the prior fiscal year. In the nine-month period ended March 31, 2026, net charge offs were $3.4 million, which was primarily attributable to a $2.8 million charge-off associated with a special-purpose CRE relationship, which was reserved for in the prior fiscal year.

At March 31, 2026, the Company had accrued within other liabilities an allowance for off-balance sheet credit exposures of $4.5 million, as compared to $3.9 million at June 30, 2025. The increase reflects the component of the PCL attributable to off-balance sheet credit exposures. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $593,000 increase in the estimated allowance for off-balance sheet credit exposures was primarily the result of an increase in unfunded balances and an increase in required reserves for pooled loans.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	March 31, 2026	ACL	June 30, 2025	ACL

1-4 Family residential real estate	$10,923	19.5%	$10,274	19.9%
Non-owner occupied commercial real estate	11,521	20.6%	12,241	23.7%
Owner occupied commercial real estate	5,158	9.2%	4,521	8.8%
Multi-family real estate	3,708	6.6%	4,329	8.4%
Construction and land development	5,481	9.8%	4,788	9.3%
Agriculture real estate	5,967	10.7%	4,194	8.1%
Commercial and industrial	8,293	14.8%	6,952	13.5%
Agriculture production	3,826	6.9%	3,374	6.5%
Consumer	1,056	1.9%	952	1.8%
All other loans	4	—%	4	—%
	$55,937	100.0%	$51,629	100.0%

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

At March 31, 2026, the Company had adversely classified loans of $55.5 million, or 1.28% of total loans, ($54.9 million classified “substandard”; $594,000 classified “doubtful”), as compared to adversely classified loans of $49.6 million, or 1.21% of total loans, ($49.6 million classified “substandard”; none classified “doubtful”) at June 30, 2025, and $48.8 million, or 1.21% of total loans, adversely classified ($48.8 million classified “substandard”; none classified “doubtful”), at March 31, 2025. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $27.1 million at March 31, 2026. The Company’s total past due loans increased from $25.6 million at June 30, 2025, to $32.0 million at March 31, 2026. The increase in classified loans was primarily attributable to three borrower relationships: one commercial relationship consisting of two related loans collateralized by commercial real estate; one consisting of multiple loans collateralized by commercial real estate and equipment; and one consisting of two related agricultural production loans secured by crops and equipment. These increases were partially offset by improvement in previously nonperforming loans and net charge-offs. All relationships noted were placed on nonaccrual status prior to the third quarter of fiscal 2026. See Note 4 – “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements. For additional information on the increase in substandard loans, see “Non-Performing Assets” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	March 31, 2026	June 30, 2025	March 31, 2025

Nonaccruing loans:
1-4 Family residential real estate	$3,582	$2,847	$3,258
Non-owner occupied commercial real estate	8,240	5,784	9,584
Owner occupied commercial real estate	1,084	1,309	2,245
Multi-family real estate	—	—	—
Construction and land development	5,775	5,789	148
Agriculture real estate	3,562	3,268	2,837
Commercial and industrial	5,598	3,442	3,596
Agriculture production	2,278	505	262
Consumer	16	96	40
All other loans	—	—	—
Total	30,135	23,040	21,970

Loans 90 days past due accruing interest:
1-4 Family residential real estate	—	—	—
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	—

Total nonperforming loans	30,135	23,040	21,970
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	1,536	625	1,775
Other nonperforming assets	5	32	56
Total nonperforming assets	$31,676	$23,697	$23,801

Total nonperforming loans to net loans	0.71%	0.57%	0.55%
Total nonperforming loans to total assets	0.59%	0.46%	0.45%
Total nonperforming assets to total assets	0.62%	0.47%	0.48%

At March 31, 2026, modifications to borrowers experiencing financial difficulty totaled $32.4 million, of which $770,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $31.7 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, in general, $24.9 million of these loans were subject to classification as modifications due to interest rate reductions, $1.6 million due to term extensions, $4.4 million due to payment delays, and $1.5 million due to principal forgiveness given to borrowers experiencing financial difficulty at December 31, 2025. At June 30, 2025, these modifications totaled $28.2 million, of which $1.6 million was considered nonperforming and included in the nonaccrual loan total above. The remaining $26.6 million in modifications at June 30, 2025, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2026, nonperforming assets totaled $31.7 million, as compared to $23.7 million at June 30, 2025, and $23.8 million at March 31, 2025. The increase in nonperforming assets, compared to June 30, 2025, primarily reflects an increase in NPLs. The increase in NPLs compared to June 30, 2025, was due to the previously mentioned increase in classified loans and past dues.

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

At March 31, 2026, the Company had outstanding commitments and approvals to extend credit of approximately $1.0 billion (including $682.5 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2026, the Bank had pledged $1.5 billion of its single-family residential, home equity, and commercial real estate loan portfolios to the FHLB for available credit of approximately $974.2 million, of which $102.0 million was advanced, while $630,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. In total, FHLB borrowings are generally limited to 45% of Bank assets, or approximately $2.3 billion, subject to available collateral. Also, at March 31, 2026, the Bank had pledged a total of $356.4 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $307.7 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at March 31, 2026. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of March 31, 2026, and June 30, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of March 31, 2026, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$607,148	13.77%	$352,813	8.00%	n/a	n/a
Southern Bank	577,466	13.23%	349,114	8.00%	436,393	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	544,456	12.35%	264,610	6.00%	n/a	n/a
Southern Bank	525,100	12.03%	261,836	6.00%	349,114	8.00%
Tier I Capital (to Average Assets)
Consolidated	544,456	10.84%	200,817	4.00%	n/a	n/a
Southern Bank	525,100	10.38%	202,350	4.00%	252,938	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	528,717	11.99%	198,457	4.50%	n/a	n/a
Southern Bank	525,100	12.03%	196,377	4.50%	283,655	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$577,150	13.95%	$331,050	8.00%	n/a	n/a
Southern Bank	545,293	13.34%	326,920	8.00%	408,650	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	517,842	12.51%	248,288	6.00%	n/a	n/a
Southern Bank	494,186	12.09%	245,190	6.00%	326,920	8.00%
Tier I Capital (to Average Assets)
Consolidated	517,842	10.61%	195,249	4.00%	n/a	n/a
Southern Bank	494,186	10.05%	196,782	4.00%	245,977	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	502,197	12.14%	186,216	4.50%	n/a	n/a
Southern Bank	494,186	12.09%	183,892	4.50%	265,622	6.50%

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

The Company continues to originate long-term, fixed-rate single-family residential loans. During the first nine months of fiscal year 2026, fixed rate single-family residential loan production totaled $118.4 million (of which $22.0 million was originated for sale into the secondary market), as compared to $94.4 million during the same period of the prior fiscal year (of which $13.7 million was originated for sale into the secondary market). At March 31, 2026 the fixed rate, single-family residential loan portfolio was $647.8 million with a weighted average maturity of 156 months, as compared to $634.2 million with a weighted average maturity of 167 months at March 31, 2025. The Company originated $58.0 million in adjustable-rate residential loans during the nine-month period ended March 31, 2026, as compared to $37.5 million during the same period of the prior fiscal year. At March 31, 2026, fixed rate loans with remaining maturities in excess of 10 years totaled $335.7 million, or 7.9% of net loans receivable, as compared to $356.2 million, or 9.0% of net loans receivable at March 31, 2025. The Company originated $327.9 million in fixed rate commercial, commercial real estate, and multi-family loans during the nine-month period ended March 31, 2026, as compared to $273.8 million during the same period of the prior fiscal year. The Company also originated $182.2 million in adjustable rate commercial, commercial real estate, and multi-family loans during the nine-month period ended March 31, 2026, as compared to $92.7 million during the same period of the prior fiscal year. At March 31, 2026, adjustable-rate home equity lines of credit increased to $94.8 million, as compared to $84.8 million at March 31, 2025. At March 31, 2026, the Company’s investment portfolio had an expected weighted-average life of 4.4 years, compared to 4.7 years at March 31, 2025. Effective duration of the portfolio indicates a stable price sensitivity of approximately 2.3% per 100 basis points movement in market rates at March 31, 2026, as compared to 2.3% at March 31, 2025. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2026, management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or 100, 200, and 300 bp decreases in market interest rates. The table for June 30, 2025, contains management’s estimates of the projected changes in NPV in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2026
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$489,774	$(139,202)	(22)	10.34	(205)
+300 bp	533,336	(95,640)	(15)	11.06	(133)
+200 bp	570,331	(58,645)	(9)	11.62	(77)
+100 bp	604,840	(24,136)	(4)	12.10	(29)
0 bp	628,976	—	—	12.39	—
‑100 bp	644,891	15,915	3	12.50	11
‑200 bp	651,811	22,835	4	12.45	6
‑300 bp	631,393	2,417	0	11.90	(49)

June 30, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$480,630	$(94,952)	(16)	10.19	(140)
+300 bp	512,685	(62,896)	(11)	10.87	(72)
+200 bp	540,045	(35,536)	(6)	11.25	(35)
+100 bp	561,455	(14,127)	(2)	11.50	(10)
0 bp	575,582	—	—	11.60	—
‑100 bp	583,974	8,392	1	11.58	(2)
‑200 bp	581,715	6,133	1	11.37	(23)
‑300 bp	568,247	(7,335)	(1)	10.95	(65)
‑400 bp	552,615	(22,967)	(4)	10.49	(111)

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. The Company’s balance sheet remains liability sensitive, meaning liabilities are expected to reprice more quickly than earning assets as market rates change, which could negatively impact NPV in a rising rate environment but could increase NPV in a declining rate environment. Compared to June 30, 2025, such sensitivity increased modestly during the current period primarily due to a decrease in cash balances. Downward shocks beyond 200 basis points negatively affect NPV due to reaching assumed floors on the pricing of deposits and other liabilities.

Since June 30, 2025, market interest rates at the mid-point of the curve have increased slightly, negatively impacting the modeled value of our fixed-rate loans and bonds at March 31, 2026. However, higher market rates and savings accounts repricing lower benefited the modeled value of the deposit portfolio, partially offsetting the negative impact on earning assets. The Company maintained the $60 million notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates. The Company continues to manage its balance sheet to support stable net interest income through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, Issuer Purchases of Equity Securities

On January 20, 2026, the Board of Directors approved an authorization to repurchase up to 550,000 shares of the Company’s common stock, or approximately 5.0% of shares outstanding, following the completion of the Company’s prior repurchase program announced on May 20, 2021, which occurred during the current quarter.

On May 20, 2021, the Company announced its intention to repurchase up to 445,000 shares of its common stock, or approximately 5.0% of its 8.9 million then-outstanding common shares. The shares were purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares have been held as treasury shares to be used for general corporate purposes.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended March 31, 2026.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
01/01/26 - 01/31/26 period	31,575	$60.59	31,575	575,526
02/01/26 - 02/28/26 period	37,020	64.26	37,020	538,506
03/01/26 - 03/31/26 period	87,796	62.53	87,796	450,710

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 8, 2026	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2026	/s/ Jane Butler
Jane Butler
Principal Accounting Officer