Form 10-K
period 2026-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2026-09-11
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026                    OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $581.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 10, 2026, there were issued and outstanding 11,013,279 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

At June 30, 2026, the Company had total assets of $5.2 billion, total deposits of $4.4 billion and stockholders’ equity of $590.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans and investment securities, and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans and loan servicing income, wealth management fees, increases in the cash surrender value of bank owned life insurance, and other fee income.

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 63 full service branch offices, two limited service branch offices, and three loan production offices, as of June 30, 2026. The branch offices are located in Poplar Bluff (three and headquarters), Van Buren, Dexter (two), Kennett, Doniphan, Sikeston, Qulin, Springfield (three), Thayer (two), West Plains (two), Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (two), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, Rolla, Arnold, Oakville, Sunset Hills, Kansas City (two), Kearney, Lee’s Summit, Macon, Maryville, Boonville, Brookfield, Chillicothe (two), Smithville, St. Joseph (two), and Trenton, Missouri; Jonesboro (two), Paragould, Batesville, Searcy, Bald Knob, Bradford, and Cabot, Arkansas; Anna, Cairo, and Tamms, Illinois; and Leawood, Kansas.

For purposes of management and oversight of its operations, the Bank has organized its facilities into five regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 245,000, and included within this market area is the Cape Girardeau MSA, which has a population of approximately 99,000. The Bank’s south region includes 13 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, Lonoke, and White counties in Arkansas. These counties have a total population of approximately 436,000, and included within this market area is the Jonesboro MSA, which has a population of approximately 139,000. The Cabot, Arkansas, branch in Lonoke County, is located in the northeast corner of the Little Rock MSA, which has a population of approximately 778,000. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 584,000, and included within this market area is the Springfield MSA, which has a population of approximately 501,000. The Bank’s north region includes four of its facilities, which are situated in Jefferson and St. Louis counties, and the City of St. Louis. The counties and the city have a total population of approximately 1.5 million. The north region market area is within the St. Louis MSA, which has a population of approximately 2.8 million. The Bank’s northwest region includes 15 of its facilities, one of which is limited service, which are situated in Buchanan, Clay, Cooper, Grundy, Jackson, Linn, Livingston, Macon, Nodaway, and Platte counties in Missouri, and Johnson County in Kansas. These counties have a total population of approximately 1.9 million, and some counties in this market area are located within the Kansas City MSA, or the St. Joseph MSA, which has a combined population of approximately 2.4 million. Each of these markets may also serve other communities just outside the area described, but without a notable impact on the demographics of the market area.

The Bank’s east and south regions, and part of the northwest region, are generally rural in nature with economies supported by manufacturing activity, agriculture (livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the west region, the Bank’s operations are generally more concentrated in the Springfield, Missouri, MSA, and major employers include healthcare providers, educational institutions, federal, local, and state governments, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. In the north region, major employers include aviation and transportation, healthcare providers, medical research, educational institutions, retailers, manufacturers, energy/utilities, and hospitality. In the portion of the northwest region within the Kansas City MSA, major employers include healthcare providers, manufacturers, medical research, educational institutions, retailers, and hospitality. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The most recent market share data by the FDIC reflected that the Bank was one of 261 bank or saving association groups located in Missouri competing for approximately $268.9 billion in deposits at FDIC-insured institutions. The Bank’s market share was approximately 1.38% in the state of Missouri, where the majority of our deposits reside amongst the 54 locations in the state.

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

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans, and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2026, the Bank had purchased participation interests in 62 loans with balances outstanding totaling $147.1 million.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer, Rick Windes, Chief Banking Officer, Justin Cox, and our Chief Credit Officer, Mark Hecker (our “Senior Lending and Credit Officers”). The Chief Lending Officer and Chief Banking Officer are responsible for oversight of loan production. The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of five Regional Loan Committees, the Senior Loan Committee, the Bank’s Agricultural Loan Committee, a Senior Agricultural Loan Committee, an SBA Loan Committee, or a Bank Executive Loan Committee.

The Regional Loan Committees each consists of one director appointed by the Board of Directors and lenders selected by our Senior Lending and Credit Officers, and is authorized to approve lending relationships up to $4.0 million. The Senior Loan Committee consists of our Senior Lending and Credit Officers and lenders selected by them that have a higher level of lending experience. The Senior Loan Committee is authorized to approve lending relationships up to $10.0 million. The Bank’s Agricultural Loan Committee consists of several lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers, and is authorized to approve agricultural lending relationships up to $4.0 million. The Senior Agricultural Loan Committee is authorized to approve agricultural lending relationships up to $10.0 million and consists of our Chief Credit Officer, as well as several senior lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers. The Bank Executive Loan Committee consists of our Senior Lending and Credit Officers, plus our Chairman/CEO, and our President/Chief Administrative Officer, and is authorized to approve lending relationships up to $10.0 million.

In addition to the approval of the Senior Loan Committee or the Bank Executive Loan Committee, lending relationships in excess of $10.0 million require the approval of the Directors’ Loan Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2026, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $150.4 million. At June 30, 2026, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $26.5 million to $75.8 million, net of participation interests sold. As of June 30, 2026, the majority of these credits were multi-family real estate, commercial real estate, agriculture, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2026		2025		2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One- to four-family residential	$1,085,512	25.03%	$992,445	24.51%	$925,397	24.37%	$845,010	23.66%	$661,703	24.63%
Non-owner occupied commercial real estate	924,144	21.31	888,317	21.94	899,770	23.70	836,153	23.41	603,316	22.46
Owner occupied commercial real estate	471,990	10.88	442,984	10.94	427,476	11.26	425,385	11.91	276,885	10.31
Multifamily real estate	469,968	10.84	422,758	10.44	384,564	10.13	392,947	11.00	307,958	11.46
Construction and land development	310,006	7.15	332,405	8.21	290,541	7.65	253,634	7.10	187,801	6.99
Agriculture real estate	295,803	6.82	244,983	6.05	232,520	6.12	238,062	6.67	213,088	7.93
Total mortgage loans	3,557,423	82.03	3,323,892	82.09	3,160,268	83.23	2,991,191	83.75	2,250,751	83.78
Other Loans:
Commercial and industrial (1)	552,557	12.74	510,259	12.60	450,147	11.85	424,905	11.90	308,873	11.50
Agriculture production	219,155	5.05	206,128	5.09	175,968	4.63	138,284	3.87	110,266	4.10
Automobile Loans	22,248	0.51	23,249	0.57	22,517	0.59	21,761	0.61	17,328	0.65
Other Loans:	40,425	0.94	37,240	0.93	41,135	1.09	43,056	1.22	32,625	1.23
Total other loans	834,385	19.24	776,876	19.19	689,767	18.16	628,006	17.60	469,092	17.48
Total loans	4,391,808	101.27	4,100,768	101.28	3,850,035	101.39	3,619,197	101.35	2,719,843	101.26
Less:
Deferred fees and discounts	—	—	178	—	232	0.01	299	0.01	453	0.02
Allowance for credit losses	54,912	1.27	51,629	1.28	52,516	1.38	47,820	1.34	33,192	1.24
Net loans receivable	$4,336,896	100.00%	$4,048,961	100.00%	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%

Type of Security:
Residential real estate
One-to four-family	$1,068,310	24.63%	$970,022	23.96%	$846,538	22.29%	$791,747	22.17%	$641,133	23.87%
Multi-family	578,491	13.34	619,236	15.29	507,683	13.37	454,323	12.72	342,276	12.74
Commercial real estate	1,420,475	32.75	1,412,984	34.90	1,388,846	36.57	1,339,741	37.52	935,367	34.82
Land	386,903	8.92	324,539	8.02	294,077	7.74	300,841	8.42	266,472	9.92
Commercial	747,825	17.24	510,259	12.60	668,292	17.60	599,030	16.77	441,598	16.44
Consumer and other	189,804	4.39	263,728	6.51	144,599	3.82	133,515	3.75	92,997	3.47
Total loans	4,391,808	101.27	4,100,768	101.28	3,850,035	101.39	3,619,197	101.35	2,719,843	101.26

Less:
Deferred fees and discounts	—	—	178	—	232	0.01	299	0.01	453	0.02
Allowance for credit losses	54,912	1.27	51,629	1.28	52,516	1.38	47,820	1.34	33,192	1.24
Net loans receivable	$4,336,896	100.00%	$4,048,961	100.00%	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%
(1)	Commercial business loan balances included PPP loans of $94,000, $264,000, $433,000, $601,000, and $6.1 million as of June 30, 2026, 2025, 2024, 2023, and 2022, respectively.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2026		2025		2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
One- to four-family residential	$700,255	16.15%	$670,414	16.56%	$649,194	17.10%	$611,292	17.12%	$513,987	19.13%
Non-owner occupied commercial real estate	669,325	15.43	720,863	17.80	763,855	20.12	716,470	20.06	534,984	19.92
Owner occupied commercial real estate	305,940	7.05	289,558	7.15	287,023	7.56	307,187	8.60	205,612	7.65
Multi-family real estate	359,068	8.28	330,576	8.16	298,082	7.85	336,632	9.43	275,715	10.26
Construction and land development	204,845	4.72	220,179	5.44	207,233	5.46	182,890	5.12	165,838	6.17
Agriculture real estate	242,099	5.58	212,002	5.24	206,550	5.44	213,641	5.98	197,269	7.34
Commercial and industrial	304,491	7.02	281,912	6.96	273,956	7.21	254,321	7.12	207,417	7.72
Agriculture production	72,675	1.68	65,433	1.62	65,794	1.73	61,818	1.73	50,502	1.88
Consumer	51,847	1.20	54,099	1.34	58,136	1.53	57,007	1.60	43,815	1.64
All other loans	9,529	0.22	5,102	0.13	3,981	0.11	6,755	0.20	5,037	0.21
Total fixed-rate loans	2,920,074	67.33	2,850,138	70.40	2,813,804	74.11	2,748,013	76.96	2,200,176	81.92
Adjustable-Rate Loans:
One- to four-family residential	385,257	8.88	322,031	7.95	276,203	7.27	233,718	6.54	147,716	5.50
Non-owner occupied commercial real estate	254,819	5.88	167,454	4.14	135,915	3.58	119,683	3.35	68,332	2.54
Owner occupied commercial real estate	166,050	3.83	153,426	3.79	140,453	3.70	118,198	3.31	71,273	2.65
Multi-family real estate	110,900	2.56	92,182	2.28	86,482	2.28	56,315	1.58	32,243	1.20
Construction and land development	105,161	2.42	112,226	2.77	83,308	2.19	70,744	1.98	21,963	0.82
Agriculture real estate	53,704	1.24	32,981	0.81	25,970	0.68	24,421	0.68	15,819	0.59
Commercial and industrial	248,066	5.72	228,347	5.64	176,191	4.64	170,584	4.78	101,456	3.78
Agriculture production	146,480	3.38	140,695	3.47	110,174	2.90	76,466	2.14	59,764	2.22
Consumer	1,297	0.03	1,288	0.03	1,535	0.04	1,055	0.03	1,101	0.04
All other loans	—	—	—	—	—	—	—	—	—	—
Total adjustable-rate loans	1,471,734	33.94	1,250,630	30.88	1,036,231	27.28	871,184	24.39	519,667	19.34
Total loans	4,391,808	101.27	4,100,768	101.28	3,850,035	101.39	3,619,197	101.35	2,719,843	101.26
Less:

Deferred fees and discounts	—	—	178	—	232	0.01	299	0.01	453	0.02
Allowance for credit losses	54,912	1.27	51,629	1.28	52,516	1.38	47,820	1.34	33,192	1.24
Net loans receivable	$4,336,896	100.00%	$4,048,961	100.00%	$3,797,287	100.00%	$3,571,078	100.00%	$2,686,198	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers, and from responses to the Bank’s marketing campaigns. At June 30, 2026, residential loans secured by one- to four-family residences totaled $1.1 billion, or 25.0% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans. During the year ended June 30, 2026, the Bank originated $80.6 million of ARM loans and $142.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $32.1 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area. Fixed rate one- to four- family loans represented 61.1% of the one- to four- family portfolio with a weighted average maturity of 12.5 years.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-75 basis points, but does not require private mortgage insurance. At June 30, 2026, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $172.6 million. For fiscal years ended June 30, 2026, 2025, 2024, 2023, and 2022, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $39.4 million, $33.6 million, $28.3 million, $27.3 million, and $50.8 million, respectively, totaling $179.4 million. The outstanding balance of those loans originated in the last five years at June 30, 2026, was $129.1 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2026, one- to four-family loans with a fixed rate totaled $700.3 million and had a weighted-average maturity of 150 months.

The Bank also originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties are tied to the Wall Street Journal prime rate. Owner occupied residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a CMT loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2026, one- to four-family loans tied to the CMT index totaled $151.1 million. One- to four-family loans tied to other indices totaled $229.3 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2026 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

Home equity loans totaled $97.6 million, or 2.3% of net loans receivable, and represented 9.0% of the Bank’s one- to four-family residential loan portfolio at June 30, 2026.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including single- and multi-tenant retail properties, restaurants, hotels, nursing homes and other healthcare related facilities, land (improved and unimproved), convenience stores, automobile dealerships, and other automotive-related services, warehouses and distribution centers, and other businesses generally located in the Bank’s market area. At June 30, 2026, the Bank had $1.9 billion in commercial real estate loans, which represented 43.0% of net loans receivable. Fixed rate commercial real estate loans represented 71.5% of the commercial real estate portfolio with a weighted average maturity of 3.3 years.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. The multi-family residential real estate loan portfolio typically includes loans secured by properties currently participating in the Low-Income Housing Tax Credit (LIHTC) program or those that have exited the program. The Company continues to closely monitor its commercial real estate concentration and the performance of individual segments to manage risk effectively. At June 30, 2026, the Bank had $470.0 million, or 10.8% of net loans receivable, secured by multi-family residential real estate. Fixed rate loans secured by multi-family residential properties represented 76.4% of the multi-family residential property portfolio with a weighted average maturity of 3.8 years.

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

Non-owner occupied and owner occupied commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually, based on the Wall Street Journal prime rate, after an initial fixed-rate period up to seven years. The Bank typically includes an interest rate "floor" in the loan agreement. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable-rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, loans for improved non-owner occupied and owner-occupied commercial properties do not exceed 80%, while multi-family loans do not exceed 85%, of the lower of the appraised value or the purchase price of the secured property.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2026, the Bank had $310.0 million, or 7.1% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-occupied or non-owner occupied commercial real estate. At June 30, 2026, $177.1 million of the Bank’s construction loans outstanding were secured by one- to four-family residential real estate, $108.5 million were secured by multi-family residential real estate, and $24.4 million were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in nine to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

At June 30, 2026, construction loans outstanding included 55 loans, totaling $35.1 million, for which a modification had been agreed to. At June 30, 2025, construction loans outstanding included 59 loans, totaling $29.5 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above, pursuant to the Company’s normal underwriting and monitoring procedures. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as modifications to borrowers experiencing financial difficulty.

Agricultural Real Estate Lending. Agricultural real estate loans are generally comprised of term loans to fund the purchase of equipment, farmland, or livestock. The Bank originates substantially all agricultural real estate lending to borrowers headquartered in the Bank’s primary lending area. Agricultural real estate terms generally have amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing the real estate to be performed by a Board-approved independent certified fee appraiser. At June 30, 2026, agricultural real estate loans totaled $295.8 million, or 6.8% of net loans receivable.

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2026, the Bank had $771.7 million in commercial business loans outstanding, or 17.8% of net loans receivable. Of this amount, $219.2 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to maintain, and may increase, the percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At fiscal year end, fixed rate commercial loans represented 48.9% of the commercial loan portfolio with a weighted average maturity of 2.6 years. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Small Business Administration (SBA) Lending. The Bank’s commercial and construction business lending activity includes some loans guaranteed by the SBA. In fiscal 2026, $3.4 million in originations was guaranteed by the SBA, and as of June 30, 2026, the Company held balances of $18.3 million in its portfolio, of which $6.4 million was guaranteed. The Company had sold and was servicing $39.9 million of the guaranteed portion of SBA loans as of June 30, 2026.

Consumer Lending. The Bank offers a variety of secured consumer loans, including automobile and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately 66 months. At June 30, 2026, the Bank’s consumer loan portfolio totaled $53.1 million, or 1.2% of net loans receivable.

Consumer loans for the purchase of automobiles represented 41.9% of the Bank’s consumer loan portfolio at June 30, 2026, and totaled $22.2 million, or 0.5% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2026. Commitments to extend credit totaled $948.5 million at June 30, 2026.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$65,424	$65,000	$—	$—	$130,424
Certificates of deposit	1,442,684	247,154	50,329	—	1,740,167
Total	$1,508,108	$312,154	$50,329	$—	$1,870,591

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction unfunded commitments	$43,070	$90,024	$68,730	$39,448	$241,272
Other loan commitments	502,696	96,412	30,365	77,711	707,184
	$545,766	$186,436	$99,095	$117,159	$948,456

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2026, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total

	(Dollars in thousands)
One- to four-family residential	$369,771	$343,224	$111,888	$260,629	$1,085,512
Non-owner occupied commercial real estate	376,043	405,592	139,235	3,274	924,144
Owner occupied commercial real estate	209,622	221,570	37,270	3,528	471,990
Multi-family real estate	153,724	178,598	137,096	550	469,968
Construction and land development	208,135	92,431	9,368	72	310,006
Agriculture real estate	90,543	170,280	29,701	5,279	295,803
Commercial and industrial	343,325	186,609	20,127	2,496	552,557
Agriculture production	164,841	49,923	4,391	—	219,155
Consumer	10,920	37,931	4,050	243	53,144
All other loans	6,125	3,250	154	—	9,529
Total loans	$1,933,049	$1,689,408	$493,280	$276,071	$4,391,808

As of June 30, 2026, loans with a maturity date after June 30, 2027, with fixed interest rates totaled $2.2 billion, and fixed rate loans maturing within one year totaled $670.2 million at June 30, 2026.

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

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2026, the Bank originated $1.2 billion of loans, compared to $988.3 million and $917.3 million, respectively, in fiscal 2025 and 2024. Of these loans, mortgage loan originations were $929.2 million, $774.6 million, and $691.5 million in fiscal 2026, 2025, and 2024, respectively. Increases in originations over recent periods are attributed to increased lending activity, borrower refinancing, and an expanded market area and customer base following recent mergers.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2026, the Bank committed to purchase $53.0 million of new loan participations. At June 30, 2026, outstanding balances on loan participations purchased totaled $147.1 million, or 3.4% of net loans receivable. An additional $58.0 million is available to be drawn on these purchased participation loans. At June 30, 2026, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2026	2025	2024

	(Dollars in thousands)
Total loans at beginning of period	$4,100,768	$3,850,035	$3,619,197

Loans originated:
One- to four-family residential	255,327	199,754	181,184
Non-owner occupied commercial real estate	161,180	81,267	91,541
Owner occupied commercial real estate	90,099	48,261	45,166
Multi-family real estate	53,170	78,247	35,785
Construction and land development	269,288	317,324	319,348
Agriculture real estate	100,110	49,762	30,888
Commercial and industrial	202,760	129,887	121,209
Agriculture production	60,275	47,600	54,519
Consumer	37,489	33,853	36,000
All other loans	5,667	2,362	1,707
Total loans originated	1,235,365	988,317	917,347

Loans purchased:
Total loans purchased	81,771	126,320	126,192

Loans sold:
Total loans sold	(52,818)	(42,638)	(61,605)

Principal repayments	(846,051)	(695,641)	(642,518)
Participation principal repayments	(120,482)	(125,000)	(107,203)

Foreclosures	(6,745)	(625)	(1,376)
Net loan activity	291,040	250,733	230,838
Total loans at end of period	$4,391,808	$4,100,768	$3,850,035

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $948.5 million at June 30, 2026. See Note 13 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2026.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
One- to four-family residential	27	$2,232	22	$2,475	49	$4,707
Non-owner occupied commercial real estate	—	—	—	—	—	—
Owner occupied commercial real estate	2	292	5	889	7	1,181
Multi-family real estate	—	—	—	—	—	—
Construction and land development	1	101	2	5,933	3	6,034
Agriculture real estate	2	408	3	1,708	5	2,116
Commercial and industrial	7	635	42	1,066	49	1,701
Agriculture production	3	5,302	3	2,192	6	7,494
Consumer	16	96	7	32	23	128
All other loans	—	—	—	—	—	—
Totals	58	$9,066	84	$14,295	142	$23,361

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

The increase in nonperforming assets in fiscal 2026 was attributable to increases in both nonaccrual loans and other real estate owned (OREO). The year-over-year increase in nonaccrual loans was primarily attributable to three borrower relationships: one commercial relationship with a total loan balance of $6.5 million consisting of multiple related loans collateralized by commercial real estate and equipment; a second consisting of two related agricultural production loans totaling $2.2 million secured by crops and equipment; and the third, which was added during the quarter ended June 30, 2026, consisting of several related agricultural production loans totaling $5.9 million secured by crop insurance claims, restricted cash, crops, and equipment. The increase in OREO was primarily due to the foreclosure of a previously reported nonaccrual commercial loan relationship consisting of multiple loans collateralized by commercial real estate and equipment totaling $3.6 million, net of charge-offs. For information regarding accrual of interest on loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company may treat purchased credit deteriorated loans as an accruing asset because these loans are recorded at acquisition at fair value, which includes an accretable discount recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2026	2025	2024	2023	2022

	(Dollars in thousands)
Nonaccruing loans:
1-4 Family residential real estate	$3,402	$2,847	$1,391	$1,153	$1,688
Non-owner occupied commercial real estate	3,575	5,784	—	1,518	137
Owner occupied commercial real estate	1,071	1,309	1,102	141	664
Multi-family real estate	—	—	—	—	—
Construction and land development	5,974	5,789	108	753	408
Agriculture real estate	1,989	3,268	1,896	2,850	1,049
Commercial and industrial	3,688	3,442	1,703	703	97
Agriculture production	7,898	505	461	388	42
Consumer	58	96	19	37	33
All other loans	—	—	—	—	—
Total	27,655	23,040	6,680	7,543	4,118

Loans 90 days past due accruing interest:
1-4 Family residential real estate	—	—	—	109	—
Non-owner occupied commercial real estate	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Agriculture real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Agriculture production	—	—	—	—	—
Consumer	—	—	—	—	—
All other loans	—	—	—	—	—
Total	—	—	—	109	—

Total nonperforming loans	27,655	23,040	6,680	7,652	4,118
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	5,631	625	3,865	3,606	2,180
Other nonperforming assets	209	32	23	32	11
Total nonperforming assets	$33,495	$23,697	$10,568	$11,290	$6,309

Total nonperforming loans to net loans	0.64%	0.57%	0.18%	0.21%	0.15%
Total nonperforming loans to total assets	0.53%	0.46%	0.15%	0.17%	0.13%
Total nonperforming assets to total assets	0.64%	0.47%	0.23%	0.26%	0.20%

The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective July 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. At June 30, 2026, modifications totaled $31.8 million. Modifications made during the year ended June 30, 2026, totaled $5.8 million, of which none were considered nonperforming. Of the remaining $26.0 million in modifications, two loans totaling $769,000 were considered nonperforming and were included in the nonaccrual loan total above. At June 30, 2025, modifications totaled $28.2 million. Modifications made during the year ended June 30, 2025, totaled $25.7 million, of which one loan totaling $24,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $25.6 million in modifications as of June 30, 2025, complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans at that date.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the ACL at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2026, the Company’s balance of real estate owned totaled $5.6 million, of which $5.5 million was in non-residential properties.

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

On the basis of management’s review of the assets of the Company, at June 30, 2026, adversely classified assets totaled $59.5 million, or 1.14% of total assets as compared to $50.3 million, or 1.00% of total assets at June 30, 2025. Of the amount adversely classified as of June 30, 2026, $53.7 million was considered substandard, and none was considered doubtful. Included in adversely classified assets at June 30, 2026, were various loans totaling $53.7 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $5.8 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $24.8 million had been placed on nonaccrual status at June 30, 2026, of which $18.5 million were more than 30 days delinquent. Of the remaining $28.9 million of adversely classified loans, $1.2 million was more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2026, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2026, these other loans of concern totaled $105.7 million, as compared to $77.0 million at June 30, 2025. This increase was primarily from 41 loans, mostly secured by agriculture real estate, agriculture production, owner-occupied commercial real estate, and commercial and industrial loans, which properties were experiencing decreases in cashflow. Agricultural real estate and production lending borrowers continue to experience financial pressure from lower commodity prices and elevated input costs.

Allowance for Credit Losses. The Bank’s ACL is established through a provision for credit losses based on management’s expectation of lifetime credit losses on financial assets held at amortized cost. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, agricultural economic conditions, property values, or other relevant factors. These provisions for credit losses are charged against earnings in the year they are established. The Bank had an ACL at June 30, 2026, of $54.9 million, which represented 164% of nonperforming assets as compared to an allowance of $51.6 million, which represented 218% of nonperforming assets at June 30, 2025.

At June 30, 2026, the Bank also had an ACL for off-balance sheet credit exposures of $4.4 million, as compared to $3.9 million at June 30, 2025. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The increase was attributable primarily to an increase in unfunded commitments.

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

	Year Ended June 30,
	2026	2025

	(Dollars in thousands)
Allowance at beginning of period	$51,629	$52,516
Recoveries:
One- to four-family residential	1	46
Non-owner occupied commercial real estate	2,000	—
Owner occupied commercial real estate	122	—
Multi-family real estate	—	47
Construction and land development	1	—
Agriculture real estate	—	—
Commercial and industrial	69	67
Agriculture production	66	2
Consumer	389	87
All other loans	2	—
Total recoveries	2,650	249

Charge offs:
One- to four-family residential	813	89
Non-owner occupied commercial real estate	2,986	3,800
Owner occupied commercial real estate	81	122
Multi-family real estate	—	—
Construction and land development	192	1
Agriculture real estate	—	—
Commercial and industrial	2,467	1,508
Agriculture production	2,696	1,052
Consumer	1,103	411
All other loans	—	—
Total charge offs	10,338	6,983

Net charge offs	(7,688)	(6,734)
Provision for credit losses	10,971	5,847
Balance at end of period	$54,912	$51,629

Ratio of ACL to total loans outstanding at the end of the period	1.25%	1.26%
Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.69%	0.56%
Ratio of ACL to nonaccrual loans	198.56%	224.08%

Average loans outstanding by loan category:
One- to four-family residential	$1,042,989	$962,110
Non-owner occupied commercial real estate	887,942	861,165
Owner occupied commercial real estate	453,501	429,444
Multi-family real estate	451,558	409,836
Construction and land development	297,862	322,245
Agriculture real estate	284,215	237,495
Commercial and industrial	530,912	494,663
Agriculture production	210,570	199,828
Consumer	51,062	53,694
All other loans	9,156	4,946
Total average loans outstanding by loan category	$4,219,767	$3,975,426

Ratio of net charge offs to average loans outstanding by loan category:
One- to four-family residential	0.08%	0.00%
Non-owner occupied commercial real estate	0.11%	0.44%
Owner occupied commercial real estate	(0.01)%	0.03%
Multi-family real estate	—%	(0.01)%
Construction and land development	0.06%	0.00%
Agriculture real estate	—%	—%
Commercial and industrial	0.45%	0.29%
Agriculture production	1.25%	0.53%
Consumer	1.40%	0.60%
All other loans	(0.02)%	—%
Ratio of net charge offs to average loans outstanding during the period	0.18%	0.17%

The following table sets forth the breakdown of the ACL by loan category for the periods indicated.

	At June 30,
	2026		2025
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
One- to four-family residential	$12,085	24.72%	$10,274	24.20%
Non-owner occupied commercial real estate	10,952	21.04	12,241	21.66
Owner occupied commercial real estate	5,265	10.75	4,521	10.80
Multi-family real estate	3,095	10.70	4,329	10.31
Construction and land development	3,202	7.06	4,788	8.11
Agriculture real estate	6,388	6.74	4,194	5.97
Commercial and industrial	6,604	12.58	6,952	12.44
Agriculture production	6,275	4.99	3,374	5.03
Consumer	1,043	1.21	952	1.35
All other loans	3	0.21	4	0.13
Total allowance for credit losses	$54,912	100.00%	$51,629	100.00%

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

Investment purchases and/or sales must be authorized by the asset/liability management committee or an authorized executive officer, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors of the Bank reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as AFS must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2026, AFS securities totaled $450.8 million (not including FHLB and Federal Reserve Bank membership stock, or other equity securities without readily-determinable fair values). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

During fiscal 2025, the Company entered into derivative financial instruments, primarily interest rate swaps, to convert certain long term fixed rate loans to floating rates to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. As of June 30, 2026, the Company had executed four interest rate swaps, designated as fair value hedges, with original notional amounts totaling $60.0 million.

During fiscal 2026, the Company entered into two interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into interest rate swap contracts with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty.

Debt and Other Securities. At June 30, 2026, the Company’s debt and other securities portfolio totaled $96.7 million, or 1.8% of total assets as compared to $101.4 million, or 2.0% of total assets at June 30, 2025. During fiscal 2026, the Bank had $11.5 million in maturities, no sales, and $14.0 million in purchases of these securities. Of the securities that matured, $10.3 million was called for early redemption. At June 30, 2026, the investment securities portfolio included $23.4 million in obligations of states and political subdivisions, and $28.1 million in corporate obligations. All of the obligations of states and political subdivisions and corporate obligations are subject to early redemption at the option of the issuer. The investment portfolio also included $42.3 million of asset-backed securities at June 30, 2026, all of which are subject to early redemption. The remaining portfolio consists of $3.0 million in other securities, primarily SBA pools. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2026, was 49 months. Membership stock held in the FHLB of Des Moines, totaling $10.9 million, and in the Federal Reserve Bank of St. Louis, totaling $9.2 million, along with equity stock of $929,000 in various correspondent (bankers’) banks, was not included in the above totals.

Mortgage-Backed Securities. At June 30, 2026, mortgage-backed securities (“MBS”) totaled $354.1 million, or 6.8%, of total assets, as compared to $359.5 million, or 7.2%, of total assets at June 30, 2025. During fiscal 2026, the Bank had maturities and prepayments of $61.8 million, no sales, and $46.3 million in purchases of MBS. At June 30, 2026, the MBS portfolio included $146.0 million in fixed-rate residential MBS issued by government-sponsored enterprises (GSEs), $98.9 million in fixed-rate commercial MBS issued by GSEs, and $109.2 million in fixed rate collateralized mortgage obligations (“CMOs”) issued by GSEs generally consisting of underlying residential property loans, all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. Based on projected prepayment rates, the weighted average life of the fixed rate MBS and CMOs at June 30, 2026, was 56 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, at the dates indicated.

	At June 30,
	2026		2025		2024
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
Obligations of states and political subdivisions	$23,384	24.18%	$24,263	23.94%	$27,753	22.56%
Corporate obligations	28,072	29.02	30,642	30.23	31,277	25.42
Asset-backed securities	42,306	43.74	42,481	41.92	58,679	47.69
Other securities	2,955	3.06	3,964	3.91	5,333	4.33
Total	$96,717	100.00%	$101,350	100.00%	$123,042	100.00%

At June 30, 2026, the Company had no debt securities that were not carried at fair value.

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio at June 30, 2026.

	Available for Sale Securities
	June 30, 2026
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
Obligations of states and political subdivisions:
Due within 1 year	$1,433	$1,430	2.27%
Due after 1 year but within 5 years	7,505	7,232	2.09
Due after 5 years but within 10 years	14,303	13,506	2.64
Due over 10 years	1,305	1,216	3.21
Total	24,546	23,384	2.48

Corporate obligations:
Due within 1 year	7,061	7,066	1.64
Due after 1 year but within 5 years	11,241	11,316	3.21
Due after 5 years but within 10 years	9,926	9,690	2.64
Due over 10 years	—	—	—
Total	28,228	28,072	2.64

Asset-backed securities:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	5,420	5,504	3.74
Due after 5 years but within 10 years	—	—	—
Due over 10 years	36,591	36,802	4.00
Total	42,011	42,306	3.97

Other securities:
Due within 1 year	5	5	6.99
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	2,758	2,711	5.56
Due over 10 years	230	239	7.58
Total	2,993	2,955	5.72

Total debt and other securities	$97,778	$96,717	3.75%

The following table sets forth certain information at June 30, 2026 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2026
(Dollars in thousands)
Amounts due:
Within 1 year	$3,847
After 1 year through 3 years	19,503
After 3 years through 5 years	25,014
After 5 years	317,126
Total	$365,490

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2026, which have fixed, floating, or adjustable interest rates.

At June 30, 2026
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$201,078
Adjustable	164,412
Total	$365,490

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2026		2025		2024
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Residential MBS issued by GSEs	$148,840	$146,007	$138,377	$134,995	$110,918	$104,755
Commercial MBS issued by GSEs	103,148	98,886	96,377	92,002	65,195	59,746
CMOs issued by GSEs	113,502	109,165	137,346	132,497	148,382	140,360
Total	$365,490	$354,058	$372,100	$359,494	$324,495	$304,861

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

Deposits. The Bank’s depositors are generally residents and entities located in the States of Missouri, Arkansas, Illinois, or Kansas. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including interest-bearing and noninterest-bearing transaction accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. At times, the Company will utilize brokered deposits in lieu of borrowings, subject to market pricing and availability. For larger depositors, such as public units, the Company often utilizes a reciprocal deposit program to provide additional FDIC coverage to our customer through other financial institutions while conveniently allowing management of the deposit relationship through our institution. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank’s Asset/Liability Committee regularly reviews its deposit mix and pricing.

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2026:

As of June 30, 2026
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest Bearing	$100	$560,704	12.72%
1.76	None	NOW Accounts	100	1,074,489	24.38
2.33	None	Savings Accounts	100	707,482	16.05
2.59	None	Money Market Deposit Accounts	1,000	325,004	7.37

		Certificates of Deposit
3.82	6 months or less	Fixed Rate/Term	1,000	345,815	7.85
3.51	6 months or less	IRA Fixed Rate/Term	1,000	11,208	0.25
3.76	7-12 months	Fixed Rate/Term	1,000	751,837	17.06
3.56	7-12 months	IRA Fixed Rate/Term	1,000	47,338	1.07
4.00	13-24 months	Fixed Rate/Term	1,000	394,344	8.95
3.88	13-24 months	IRA Fixed Rate/Term	1,000	42,814	0.97
3.49	13-24 months	Variable Rate/Term	1,000	1,794	0.04
2.77	13-24 months	IRA Variable Rate/Term	1,000	2,713	0.06
4.05	25-36 months	Fixed Rate/Term	1,000	57,782	1.31
3.38	25-36 months	IRA Fixed Rate/Term	1,000	3,742	0.08
3.49	48 months and more	Fixed Rate/Term	1,000	70,840	1.61
2.95	48 months and more	IRA Fixed Rate/Term	1,000	9,940	0.23
				$4,407,846	100.00%

As of June 30, 2026 and 2025, an estimated $835.1 million and $834.9 million respectively, of our deposit portfolio was uninsured. At June 30, 2026, $254.9 million of the uninsured amount was collateralized and at June 30, 2025, $294.3 million of the uninsured amount was collateralized. The uninsured amounts are estimates based on the methodologies and assumptions used for Southern Bank’s regulatory reporting requirements.

The following table sets forth the portion of our time deposits that are in denominations in excess of $250,000, by remaining time until maturity, as of June 30, 2026.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$175,296
Over three through six months	142,645
Over six through twelve months	195,414
Over 12 months	172,207
Total	$685,562

For additional information regarding our deposits, see Note 5, “Deposits” of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2026	2025	2024

	(Dollars in thousands)
0.00 - 0.99%	$1,932	$6,211	$17,862
1.00 - 1.99%	7,915	14,021	33,395
2.00 - 2.99%	36,413	8,314	46,195
3.00 - 3.99%	1,186,394	240,321	149,095
4.00 - 4.99%	507,413	1,347,081	671,562
5.00 - 5.99%	100	32,646	412,418
6.00% and above	—	—	4,879

Total	$1,740,167	$1,648,594	$1,335,406

The following table sets forth the amount and maturities of all time deposits at June 30, 2026.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$1,832	$100	$—	$—	$—	$1,932	0.11%
1.00 – 1.99%	6,737	1,007	85	86	—	7,915	0.45
2.00 - 2.99%	33,912	2,501	—	—	—	36,413	2.09
3.00 - 3.99%	1,023,378	112,857	15,027	16,910	18,222	1,186,394	68.18
4.00 - 4.99%	376,725	68,852	46,725	9,944	5,167	507,413	29.16
5.00 - 5.99%	100	—	—	—	—	100	0.01
6.00% and above	—	—	—	—	—	—	—

Total	$1,442,684	$185,317	$61,837	$26,940	$23,389	$1,740,167	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2026			2025			2024
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)
Noninterest bearing	$560,704	12.72%	$52,594	$508,110	11.87%	$(5,997)	$514,107	13.01%	$(83,493)
NOW checking	1,074,489	24.38	(57,809)	1,132,298	26.45	(107,365)	1,239,663	31.36	(88,760)
Savings accounts	707,482	16.05	46,367	661,115	15.44	144,031	517,084	13.08	234,331
Money market deposit	325,004	7.37	(6,247)	331,251	7.74	(5,548)	336,799	8.52	(115,929)
Fixed-rate certificates which mature(1):
Within one year	1,442,684	32.73	218,212	1,224,472	28.60	141,901	1,082,571	27.39	392,071
Within three years	233,161	5.29	(126,087)	359,248	8.39	209,639	149,609	4.02	(128,305)
After three years	50,329	1.14	(552)	50,881	1.19	(45,135)	96,016	2.43	394
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—
Within three years	13,993	0.32	—	13,993	0.33	6,783	7,210	0.18	7,210
Total	$4,407,846	100.00%	$126,478	$4,281,368	100.00%	$338,309	$3,943,059	100.00%	$217,519
(1)	At June 30, 2026, 2025, and 2024, certificates in excess of $100,000 totaled $1.2 billion, $1.2 billion, and $887.9 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2026	2025	2024

	(Dollars in thousands)
Beginning Balance	$4,281,368	$3,943,059	$3,725,540

Net increase before interest credited	17,269	222,536	115,813
Interest credited	109,209	115,773	101,706
Net increase in deposits	126,478	338,309	217,519

Ending balance	$4,407,846	$4,281,368	$3,943,059

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

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances as a source of funds as well. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2026, the Bank had $130.4 million in outstanding FHLB advances, including $102.0 million in fixed-rate long term advances, and $28.4 million in daily reset borrowings. In order for the Bank to borrow from the FHLB, it has reported $1.6 billion of its residential, multi-family, and commercial real estate loans to the FHLB as eligible collateral for available credit of approximately $1.0 billion, and has purchased $10.9 million in membership stock in the FHLB of Des Moines. Of the available credit, in addition to the amount advanced, $656,000 is encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB, while there were no letters of credit issued to secure public unit deposits. At June 30, 2026, the Bank had additional borrowing capacity on its reported residential and commercial real estate loans pledged to the FHLB of approximately $918.4 million, as compared to $752.6 million at June 30, 2025.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2026, the Bank was approved to borrow up to $355.4 million through the discount window, but no balance was outstanding.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on SOFR. At June 30, 2026, the current rate was 6.68%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2026, the carrying value was $2.8 million, and bore interest at a current coupon rate of 6.38% and an effective rate of 7.97%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2026, the carrying value was $5.7 million and bore interest at a current coupon rate of 5.73% and an effective rate of 7.91%.

In the February 2022 acquisition of Fortune Financial Corporation (Fortune), the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bore interest through May 2026 at a fixed rate of 4.5% and were to bear interest thereafter at SOFR plus 3.77%. The Company retired this debt in May, 2026 when the notes became redeemable.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of the periods indicated:

	Year Ended June 30,
	2026	2025	2024

	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$28,400	$—	$—
Securities sold under agreements to repurchase	20,000	15,000	9,398
	$48,400	$15,000	$9,398

Weighted average rate at year end	4.01%	5.35%	4.80%

The following table presents the maturity of term borrowings, along with associated weighted average rates as of June 30, 2026.

	June 30, 2026	Wtd-Avg
FHLB Advance Maturities by Fiscal Year	(dollars in thousands)	Rate
2027	$65,424	3.99%
2028	45,000	4.08
2029	20,000	4.12
2030	—	—
2031	—	—
Thereafter	—	—
Total	$130,424	4.04%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2026	2025	2024

	(Dollars in thousands)
FHLB advances
Daily average balance	$112,026	$110,254	$123,986
Weighted average interest rate	4.16%	4.16%	4.03%
Maximum outstanding at any month end	$168,327	$134,352	$247,286

Subordinated Debt
Daily average balance	$22,298	$23,182	$23,130
Weighted average interest rate	6.53%	7.02%	7.53%
Maximum outstanding at month end	$23,253	$23,208	$23,156

Other Services

The Bank offers fiduciary and investment management services through its Southern Wealth Management division. The division has traditionally offered investment management services, and in fiscal 2023, as part of the Citizens merger, added fiduciary services including trust management and employee benefits. Assets under management were $818.7 million at June 30, 2026, as compared to $645.8 million at June 30, 2025. The Bank offers commercial and consumer insurance products through Southern Insurance Services, LLC, an independent insurance agency. Commission revenue was $1.4 million for fiscal 2026, compared to $1.3 million for fiscal 2025.

Subsidiary Activities

The Bank has three active subsidiaries, SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC. In addition, the Bank has four inactive subsidiaries, Fortune Investment Group, LLC, Fortune Insurance Group, LLC, Fortune SBA, LLC, and SMS Financial Services, Inc. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2026, the carrying value of the investment was $24,000. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2026, SB Real Estate Investments, LLC held assets of approximately $1.7 billion. Southern Bank Real Estate Investments, LLC held assets of approximately $1.5 billion. Southern Insurance Services, LLC is an entity acquired in the Gideon acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial. Fortune Investment Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the brokerage of wealth management products, with no assets or liabilities at June 30, 2026, and is currently inactive. Fortune Insurance Group, LLC is an entity acquired in the Fortune acquisition that was engaged in the sale of commercial and consumer insurance products, and is currently inactive. Fortune SBA, LLC is an entity acquired in the Fortune acquisition, and was engaged in the origination of SBA guaranteed loans, sale of the guaranteed portion of the loan, and servicing of loans. At June 30, 2026, Fortune SBA, LLC held no assets or liabilities and is currently inactive. SMS Financial Services, Inc. is a wholly owned subsidiary of the Bank, which had no assets or liabilities at June 30, 2026, and is currently inactive.

Employees and Human Capital Resources

As of June 30, 2026, the Company had 711 full-time employees and 28 part-time employees for a total of 739 employees (collectively, our “Team Members”). The Company believes that our Team Members play the most important role in the success of a service company like the Bank, and that the Company’s relationship with its Team Members is good. None of the Company’s Team Members are represented by a collective bargaining unit.

Our human capital objectives include attracting, developing, and retaining the best available talent from a diverse pool of candidates for our team. To do so, we maintain competitive pay and benefits, regularly updating our compensation structure and periodically working with outside consultants to review our compensation and benefit programs. Additionally, the Company’s training committee identifies opportunities and paths for development of our staff, and our Company seeks to, whenever possible, fill positions by promotion from within. Among our senior leadership and leadership teams, 38% of these leaders have been promoted to their position from within. Training opportunities include Team Member-directed pursuits, internally developed training programs, professional development conferences and seminars, as well as other programs or studies that are appropriate for Team Members based on their current position and career path.

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

Federal Reserve System. Depository institutions like the Bank are subject to reserve requirements established by the FRB. These reserves may be in the form of cash or deposits with the institution’s regional Federal Reserve Bank. In March, 2020, the FRB reduced the reserve requirement ratio to 0% for all account types, eliminating reserve requirements for all depository institutions, to support lending to households and businesses. At June 30, 2026, the reserve requirement continued to be 0%.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2026, the Bank had $10.9 million in FHLB stock, which was in compliance with this requirement. The Bank received $841,000 and $795,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2026 and 2025, respectively.

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

Regulatory Capital Requirements. The Bank is required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital to risk-weighted assets and, in the case of the leverage ratio, to average assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Under applicable capital regulations, the minimum capital ratios to be considered adequately capitalized are: (1) a Common Equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2026, the Bank reported risk-based capital ratios meeting the capital conservation buffer.

CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) except in the case of banking organizations that have elected to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Regulatory capital is also subject to adjustments and deductions relating to certain items, including deferred tax assets, mortgage servicing assets and other specified assets, depending upon applicable regulatory thresholds.

In addition to the capital requirements, the Bank is subject to the prompt corrective action (PCA) standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. At June 30, 2026, the Bank was categorized as “well capitalized” under these prompt corrective action standards. Although only the Bank is subject to the PCA guidelines, the Company is subject to, and exceeds, the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5 percent, a tier 1 capital ratio of 6 percent, a total capital ratio of 8 percent of risk-weighted assets, and a leverage ratio of 4 percent. For additional information regarding regulatory capital, see Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

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

In 2024, the federal banking regulators adopted a final rule that was intended to modernize the CRA. The final rule was subsequently challenged in litigation, and its implementation was enjoined. In July 2025, in consideration of the court’s injunction, the federal banking regulators proposed a rule that would rescind the final rule and replace it with the 1995 CRA regulations with some conforming changes.

In July 2026, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation proposed additional amendments to the CRA regulations that would, among other things, modify the standards applicable to certain banks and change certain CRA evaluation and reporting requirements. The Federal Reserve did not join that proposal. As a state-chartered Federal Reserve member bank, the Bank remains subject to the CRA regulations administered by the Federal Reserve. The Company cannot predict whether the proposed changes will be adopted, whether additional CRA rulemaking will be undertaken, or what effect any future changes to the CRA regulatory framework may have on the Bank.

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

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act, as amended, and other federal anti-money laundering and countering the financing of terrorism laws and regulations, including provisions of the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Texas Taxation

Franchise Tax. Due to its loan activity and employees located in Texas, the Bank is subject to the Texas franchise tax. The tax is imposed on the Bank’s taxable margin apportioned to Texas based on Texas gross receipts at a rate of 0.75%.

Audits

The Company’s Missouri income tax returns for the fiscal years ending June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. There have been no IRS or other state audits of the Company’s federal or state income tax returns during the past five years.

For additional information regarding taxation, see Note 10 of Notes to the Consolidated Financial Statements contained in Item 8.

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

Risks Relating to Marcoeconomic Conditions

Changes in economic conditions, particularly an economic slowdown in Missouri or northern Arkansas, could hurt our business.

Our business is directly affected by broad macroeconomic and policy factors including, inflation or deflation, changes in monetary policy, interest rate volatility, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies, all of which are beyond our control. Future deterioration in economic conditions including declining employment, reduced consumer spending, business failures or adverse weather events, particularly within our primary market area, could result in the following consequences, among others, any of which could hurt our business materially:

●	loan delinquencies may increase;
●	problem assets and foreclosures may increase;
●	demand for our products and services may decline which may lead to lower loan originations, deposits and other revenues;
●	loan collateral may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	the need to increase the allowance for credit losses; and
●	reduction in our low-cost or noninterest-bearing deposits.

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

Inflation and higher costs for goods, services, labor and other operating expenses could adversely affect our customers and our business. Although inflationary pressures have moderated from the elevated levels experienced in recent years, the continued uncertainty surrounding inflation, interest rates and other economic conditions could affect consumer and business activity and the financial condition of our customers. Small and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, increases in employee compensation and benefits costs, occupancy, technology, insurance and other operating costs could increase our expenses and reduce our profitability. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

The Financial Accounting Standards Board (FASB), adopted Accounting Standards Update (ASU), 2016 13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on June

16, 2016, which changed previous allowance for loan losses methodology to consider current expected credit losses (CECL).

Our determination of the appropriate level of the ACL under CECL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes over time. If our estimates are incorrect, the ACL may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our ACL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL may be insufficient to absorb losses without significant additional provisions.

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

At June 30, 2026, our nonperforming assets were $33.5 million, or 0.64% of total assets. Our nonperforming assets adversely affect our net income in various ways:

●	We do not accrue interest income on nonaccrual loans, nonperforming investment securities, or other real estate owned.
●	We must provide for expected credit losses through a current period charge to the provision for credit losses.
●	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.
●	The resolution of nonperforming assets requires active involvement of management, which can divert management’s attention from more profitable activities.

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

Our construction loan portfolio, which totaled $310.0 million, or 7.1% of loans at June 30, 2026, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional one-to-four-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction credit losses because independent appraisers or project engineers inaccurately estimate the cost or value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2026, 55.8% of our loans consisted of commercial real estate, excluding construction as previously mentioned above, and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. At June 30, 2026, our loan portfolio included $1.9 billion of commercial real estate loans and $552.6 million of commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for credit losses and adversely affect our operating results and financial condition. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment).

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

Our agricultural real estate loans totaled $295.8 million, or 6.8% of our loan portfolio at June 30, 2026. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on one-to-four-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio.

Our agricultural production and equipment loans totaled $219.2 million, or 5.1%, of our loan portfolio at June 30, 2026, these loans. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral.

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

In assessing the potential credit losses of investment securities, we are required to evaluate instances in which the fair value of particular securities are less than their amortized cost basis. The evaluation considers factors including; past events, current conditions, and reasonable & supportable forecasts, and the Company’s ability and intent to hold the security until maturity. A qualitative determination is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at June 30, 2026, or June 30, 2025.

Risks Relating to Market Interest Rates

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Changes in interest rates may also affect the composition and stability of our deposit base, as customers may move funds among deposit products or from deposits to other investments, which could increase our funding costs and adversely affect our net interest margin. They could also move their funds out of the Bank into other investment products, which could result in an increase in funding costs to replace these funds. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See also, Part II, Item 7(a) “Interest Rate Sensitivity Analysis”.

We may incur losses on our securities portfolio due to factors beyond our control, including changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is due to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in losses realized on these assets and lead to provision for credit loss charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2026, we did not incur any credit impairments on our securities portfolio.

Risks Relating to Liquidity

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business and our ability to meet the financial obligations of our customers, fund loans and investments, and satisfy deposit withdrawal requests. Our primary sources of liquidity include deposits, repayments and maturities of loans and investment securities, proceeds from the sale or maturity of investment securities, borrowings from the Federal Home Loan Bank and other financial institutions, and other sources of funding. Our deposits represent our primary source of funding, and we compete with banks, credit unions, money market funds and other financial institutions for deposits. Changes in interest rates, customer preferences, market conditions or concerns about the financial condition of financial institutions could cause customers to withdraw or transfer deposits, potentially at a rapid pace. A significant portion of our deposits may also consist of balances that exceed applicable FDIC insurance limits. The loss of significant deposits could reduce our liquidity and increase our reliance on wholesale or other sources of funding, which may be more expensive or less readily available. Our access to these sources of liquidity could be adversely affected by economic conditions, market disruptions, changes in interest rates, regulatory requirements, the financial condition or performance of the Company, or other factors beyond our control.

Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally. A significant deterioration in our liquidity position could adversely affect our ability to meet our obligations, fund loans, maintain required liquidity levels or continue to operate our business as planned. While we maintain liquidity management policies and contingency funding arrangements designed to address potential liquidity needs, these measures may not be sufficient to address all circumstances, particularly in the event of rapid or significant deposit outflows or broader market disruption. Any significant reduction in the availability of deposits or other funding sources, or any material increase in our cost of funding, could have a material adverse effect on our business, results of operations and financial condition.

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;
●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time-consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, or at all, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
●	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;
●	We expect our net interest income will increase following our acquisitions; however, we also expect our general and administrative expenses to increase; and
●	We have completed seven acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

The level of our non-owner occupied commercial real estate portfolio may subject us to additional regulatory scrutiny.

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “Government Supervision and Regulation – Guidance on Commercial Real Estate Concentrations”). For the purposes of this guidance, “commercial real estate” includes, among other types, construction and land development loans, multi-family residential loans, and non-owner occupied nonresidential loans, which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for credit losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the ACL includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months.

The Bank’s concentration in non-owner occupied commercial real estate loans was 287.9% of Tier 1 capital and ACL at June 30, 2026, as compared to 301.1% as of June 30, 2025, with these loans representing 38.8% of total loans at June 30, 2026. The 36-month growth rate at June 30, 2026, inclusive of acquisitions, was 14.9%. The Company’s non-owner occupied commercial real estate loans was 275.8% of Tier 1 capital and ACL at June 30, 2026, as compared to 288.6% as of June 30, 2025.

The Company’s non-owner occupied commercial real estate includes other nonfarm nonresidential real estate (149.6% as a percentage of Tier 1 capital and ACL), multifamily properties (76.1% as a percentage of Tier 1 capital and ACL), and construction and land development (50.2% as a percentage of Tier 1 capital and ACL). The majority of these loans are concentrated within the company’s primary operational footprint. The other nonfarm nonresidential real estate portfolio includes a variety of collateral types, with hospitality (hotels/restaurants), care facilities, strip centers, retail stand-alone, and storage units are the most common. The hospitality and retail stand-alone segments include primarily franchised businesses; care facilities consisting mainly of skilled nursing and assisted living centers; and strip centers, which can be defined as non-mall shopping centers with a variety of tenants.

Commercial real estate lending represents a significant portion of our loan portfolio. Although our commercial real estate concentration is currently below the supervisory screening criteria under the interagency guidance, we continue to maintain enhanced risk management, monitoring and reporting processes appropriate for the size and composition of our commercial real estate portfolio. These processes include monitoring our commercial real estate concentrations by property type and other relevant risk characteristics and assessing the potential impact of changes in economic and commercial real estate market conditions.

Our commercial real estate concentration could increase in the future and may approach or exceed the supervisory screening criteria. If this occurs, we may be subject to additional costs. In addition, we may determine to slow the growth of our commercial real estate portfolio or particular concentrations within that portfolio. Any decision to limit or slow commercial real estate lending could adversely affect our asset growth, net interest margin, earnings or other strategic objectives.

Climate change may materially affect our business and the value of collateral securing our loans.

Climate change and severe weather events may adversely affect our customers, the communities in which we operate and the value and condition of real estate and other assets securing our loans. The frequency, severity and geographic distribution of severe weather events, including storms, flooding, droughts, wildfires and other natural disasters, may affect property values, business operations, insurance availability and costs, and the financial condition of our borrowers.

The physical effects of severe weather events could damage or reduce the value of real estate and other collateral securing our loans. In addition, borrowers may experience business interruptions, property damage, increased operating or insurance costs, loss of income or other financial difficulties as a result of severe weather events. If insurance coverage is unavailable, inadequate or insufficient to cover losses to collateral or other property, the resulting deterioration in the value of collateral or the borrower's financial condition could increase our credit losses.

Climate-related risks may also affect regional and local economic conditions and the financial condition of businesses and consumers in our markets. In addition, changes in laws, regulations, market practices, technology or consumer preferences associated with efforts to address climate change could affect certain of our borrowers or industries and could indirectly affect our credit exposure to those borrowers. The extent and timing of these effects are difficult to predict and may vary significantly across geographic regions and industries.

Although the federal banking agencies have withdrawn their interagency Principles for Climate-Related Financial Risk Management for Large Financial Institutions, financial institutions remain subject to existing safety-and-soundness requirements to identify, monitor and manage material risks appropriate to the size, complexity and risk of their activities.

The effects of climate change, severe weather events and related economic or financial impacts could increase our credit, operational or other risks and could have a material adverse effect on our business, results of operations and financial condition.

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

Our business depends heavily on information technology systems, including systems used to process and maintain customer information, deposits, loans, securities, payments and other financial transactions. We also rely on third-party service providers for certain technology, data processing, communications, cloud-based and other services. A failure, interruption, cybersecurity incident or other disruption affecting our systems or those of our third-party service providers could adversely affect our ability to conduct business and serve our customers.

Financial institutions and their service providers continue to face increasingly sophisticated cybersecurity threats, including ransomware, malware, phishing, social engineering, credential theft, denial-of-service attacks, business email compromise, fraud and other attempts to obtain unauthorized access to systems or confidential information. The techniques used to obtain unauthorized access or disrupt systems are continually evolving and may be difficult to detect or prevent. The increasing use of mobile and online banking, cloud computing, remote access, artificial intelligence and other technologies may increase the number and complexity of potential vulnerabilities and attack vectors.

A cybersecurity incident or other technology disruption could result in the theft, destruction, loss, alteration or unauthorized disclosure of confidential, proprietary or customer information; unauthorized transactions or fraud; disruption of our operations; damage to our systems or those of our service providers; or the inability of our customers to access banking services. We may also experience business interruption, reputational damage, loss of customers, increased operating costs or other adverse consequences. Although we have policies, procedures and controls designed to prevent, detect and respond to cybersecurity incidents and other technology disruptions, we cannot guarantee that these measures will prevent or adequately mitigate every incident.

Our reliance on third-party service providers also exposes us to risks arising from the cybersecurity practices, systems and controls of those providers. A cybersecurity incident or operational failure at a significant service provider could adversely affect us even if our own systems and controls remain secure. In addition, a disruption affecting multiple financial institutions or critical third-party providers could limit the availability of alternative services and make recovery more difficult.

Cybersecurity incidents and other technology-related events may also subject us to regulatory scrutiny, increased compliance costs, contractual liabilities, litigation, claims for damages, remediation expenses and other financial losses. We may be required to notify affected customers, regulators or other parties following certain incidents, and applicable laws and regulations governing cybersecurity, privacy and data protection may impose additional obligations and costs. The costs associated with investigating, responding to and remediating a significant cybersecurity incident could be substantial.

As cybersecurity threats continue to evolve, we may be required to devote additional financial and operational resources to protecting our systems, enhancing our controls, replacing or upgrading technology, and responding to incidents. Despite these efforts, there can be no assurance that our information technology systems, or those of our third-party service providers, will not experience failures, interruptions or cybersecurity incidents. Any such event could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2026, our net deferred tax asset was $10.3 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2026. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

As of June 30, 2026, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $15.8 million.

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

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk appetite with our strategic objectives. Our risk management program is designed to identify, measure, monitor and control all significant risks across various aspects of the Company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security (“IS”) Officer leads our cybersecurity program, reporting directly to the Director of Risk Management and provides reports and updates to the Information Technology (“IT”) Committee, and the Board of Directors monthly or more frequently as required.

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

Oversight and Identification of Risks Associated with Third Parties

Third party risk management is a component of our vendor management program. New vendors are reviewed prior to onboarding to ensure proper oversight and identify potential risks. Ongoing monitoring of emerging risks related to third-party services providers is performed periodically according to the vendor’s risk rating. Vendor reviews include risk reviews for financial, reputation, information security, cybersecurity and business resiliency risk. These reviews are reported to the IT Committee and Board of Directors for approval.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations to store and transmit sensitive data. We employ a layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and there can be no assurance that our cybersecurity risk management program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for further discussion of risks related to cybersecurity. See “Risks Related to Cybersecurity, Third Parties and Technology” under “Item 1A. Risk Factors” in this Form 10-K for a further discussion of risks related to cybersecurity.

Management and Board Oversight of Cybersecurity Risks

Our cybersecurity program is managed by the Information Security Officer who leads our IS team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Information Security Officer provides periodic reports to the IT Committee and Board of Directors. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation, and remediation of cybersecurity incidents. The Chief Information Officer, Director of Risk Management, and board-level committees of the Bank provide comprehensive reports to the full Board of Directors regarding pertinent cybersecurity risk management topics.

Our Information Security Officer has 20 years of experience in financial services, with relevant expertise and formal training in the areas of information security, information technology, and cybersecurity risk management and is accountable for managing our enterprise information security department and developing and implementing our cybersecurity and information security programs. These qualifications and experience include a bachelor’s degree from Western Governor’s University in Information Technology Management.

Item 2. Description of Properties

At June 30, 2026, the Bank operated from its headquarters, 63 full-service branch offices, two limited-service branch offices, and three loan production offices (“LPOs”). The Bank owns the office building and related land in which its headquarters are located, and 60 of its branch offices. The remaining five branch offices and three LPOs are either leased or partially owned.

For additional information regarding our properties, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Premises and Equipment".

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

Greg A. Steffens, age 59, the Company’s Chairman of the Board (“Chairman”), and Chief Executive Officer (“CEO”), joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 34 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri. Effective July 1, 2022, Mr. Steffens became Chairman and CEO of the Company.

Matthew T. Funke, age 49, the Company’s President and Chief Administrative Officer, joined our Company in 2003. He has more than 27 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas. Effective July 1, 2022, Mr. Funke was promoted to President and Chief Administrative Officer of the Company and to President and CEO of the Bank. He was also named a director of the Bank.

Stefan Chkautovich, age 41, became the Company’s Chief Financial Officer and Principal Accounting Officer on September 18, 2023. In November, 2024, Mr. Chkautovich was appointed the Principal Financial Officer of the Company. Mr. Chkautovich, has over 19 years of banking experience, having most recently been Chief Financial Officer of Midwest Regional Bank (St. Louis, Missouri) for two years. Prior to that, Mr. Chkautovich worked at Kennedy Capital Management (St. Louis, Missouri) as assistant portfolio manager of Kennedy Capital’s Bank Sector Strategy and a financial analyst focusing on the financial services sector for six years. Mr. Chkautovich also served in several positions as an examiner for the Federal Reserve Bank of St. Louis, for over nine years, with the last one being Senior Bank Examiner, and is a commissioned bank examiner. Mr. Chkautovich holds a Bachelor of Science Degree in Business Administration-Finance from the University of Dayton, Dayton, Ohio.

Kimberly A. Capps, age 58, the Company’s Chief Retail Officer, joined our Company in 1994. She has over 33 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Justin G. Cox, age 46, is our Chief Banking Officer and has joint oversight for loan production activity, wealth management and retail banking. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market until 2017, when he was named Regional President for the Bank’s west region. Mr. Cox has more than 23 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 60, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 36 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 62, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 33 years of experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Lance K. Greunke, age 55, the Company’s Chief Operations Officer, is responsible for overseeing the Company’s deposit and loan operations and facility management and security functions. Mr. Greunke joined our Company in February 2022 through the Fortune acquisition serving as the Chief Risk Officer responsible for the oversight of the Company’s information technology, information security, internal audit, loan review, BSA, CRA, and compliance functions. Mr. Greunke began his banking career as a part-time teller at Southern Commercial Bank (St. Louis, Missouri) in 1988. Mr. Greunke’s full-time banking career began in 1992 as a staff accountant at Central West End Bank, AFSB (St. Louis, Missouri) where he progressed to Chief Financial Officer. In 2006, after the sale of Central West End Bank, Mr. Greunke joined Reliance Bancshares, Inc. (St. Louis, Missouri), a publicly traded bank holding company as a banking subsidiary Controller. In 2008, Mr. Greunke was Section 32 qualified by the FDIC and Federal Reserve Bank to serve as EVP and CFO of Concord Bancshares, Inc. and Concord Bank (St. Louis, Missouri) and during his tenure he was named Interim President of Concord Bank. In 2012, Mr. Greunke joined Fortune Financial Corporation and FortuneBank (St. Louis, Missouri) as EVP and CFO and in 2016 was promoted to President with oversight of the bank’s daily operations. Mr. Greunke holds a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Missouri, St. Louis, Missouri.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At September 10, 2026, there were 11,013,279 shares of common stock outstanding and approximately 468 common stockholders of record. Certain shares are held in “nominee” or “street” name and accordingly the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Stock Repurchases

From time to time, the Company has utilized share repurchase programs. On May 20, 2021, the Company announced its intention to repurchase up to 445,000 shares of its common stock, or approximately 5.0% of its 8.9 million then-outstanding common shares. This program was completed during fiscal 2026.

On January 20, 2026, the Board of Directors approved a new program to repurchase up to 550,000 shares of the Company’s common stock, or approximately 5.0% of shares outstanding, following the completion of the Company’s prior repurchase program announced on May 20, 2021, which occurred during the current fiscal year. As of June 30, 2026, 103,508 of these shares had been purchased at an average price of $65.17 per share.

Repurchased shares were purchased at prevailing market prices in the open market or in privately-negotiated transactions, subject to availability and general market conditions, and have been held as treasury shares to be used for general corporate purposes.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2026.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
04/01/26 - 04/30/26 period	—	$—	—	450,710
05/01/26 - 05/31/26 period	1,504	69.21	1,504	449,206
06/01/26 - 06/30/26 period	2,714	69.04	2,714	446,492
Total	4,218	$69.10	4,218	446,492
(1)Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

(Dollars in thousands)	At June 30,
Financial Condition Data:	2026	2025	2024	2023	2022
Total assets	$5,236,381	$5,019,607	$4,604,316	$4,360,211	$3,214,782
Loans receivable, net	4,336,896	4,048,961	3,797,287	3,571,078	2,686,198
Mortgage-backed securities	354,058	359,494	304,861	270,252	170,585
Cash, interest-bearing time deposits and debt securities	187,683	294,455	184,437	202,523	156,369
Deposits	4,407,846	4,281,368	3,943,059	3,725,540	2,815,075
Securities sold under agreement to repurchase	20,000	15,000	9,398	—	—
Borrowings	130,424	104,052	102,050	133,514	37,957
Subordinated debt	15,766	23,208	23,156	23,105	23,055
Stockholder's equity	590,678	544,692	488,748	446,058	320,772

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2026	2025	2024	2023	2022
Interest income	$288,986	$277,365	$248,375	$176,416	$116,867
Interest expense	116,137	122,749	108,892	49,671	13,300

Net interest income	172,849	154,616	139,483	126,745	103,567
Provision (benefit) for credit losses	11,454	6,523	3,600	17,061	1,487

Net interest income after provision (benefit) for credit losses	161,395	148,093	135,883	109,684	102,080

Noninterest income	27,797	27,984	24,844	26,204	21,203
Noninterest expense	102,088	102,083	97,617	86,425	63,379

Income before income taxes	87,104	73,994	63,110	49,463	59,904
Income taxes	15,265	15,416	12,928	10,226	12,735
Net Income	$71,839	$58,578	$50,182	$39,237	$47,169

Basic earnings per share available to common stockholders	$6.44	$5.19	$4.42	$3.86	$5.22
Diluted earnings per share available to common stockholders	$6.43	$5.18	$4.42	$3.85	$5.21
Dividends per share	$1.00	$0.92	$0.84	$0.84	$0.80

	At June 30,
Other Data:	2026	2025	2024	2023	2022
Number of:
Real Estate Loans	10,655	10,272	10,073	9,707	9,190
Deposit Accounts	158,725	156,155	151,374	144,219	107,038
Full service offices	64	63	63	63	49
Limited service offices	2	2	3	3	2
Loan production offices	3	2	2	—	—

	At or for the year ended June 30,
Key Operating Ratios:	2026	2025	2024	2023	2022
Return on assets (net income divided by average assets)	1.41%	1.21%	1.10%	1.03%	1.59%

Return on average common equity (net income available to common stockholders divided by average common equity)	12.66	11.37	10.74	10.39	15.44

Average equity to average assets	11.12	10.63	10.25	9.91	10.30

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.10	2.84	2.71	3.21	3.61

Net interest margin (net interest income as a percentage of average interest-earning assets	3.62	3.40	3.27	3.54	3.72

Noninterest expense to average assets	2.00	2.11	2.14	2.27	2.14

Average interest-earning assets to average interest-bearing liabilities	121.39	120.71	121.96	123.57	124.20

Allowance for credit losses to gross loans(1)	1.25	1.26	1.36	1.32	1.22

Allowance for credit losses to nonperforming loans(1)	198.56	224.08	786.17	624.93	806.02

Net charge-offs (recoveries) to average outstanding loans during the period	0.18	0.17	0.05	0.02	0.00

Ratio of nonperforming assets to total assets(1)	0.64	0.47	0.23	0.26	0.20

Dividend payout ratio	15.50	17.72	18.98	22.00	15.25
(1)	Total loans before ACL and deferred loan fees at end of period.

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

Southern Bank’s results of operations are primarily dependent on the levels of its net interest margin and noninterest income, and its ability to control operating expenses and net charge-offs. Net interest margin is dependent primarily on the difference or spread between the average yield earned on interest-earning assets (including loans, mortgage-related securities, and investments) and the average rate paid on interest-bearing liabilities (including deposits, securities sold under agreements to repurchase, and borrowings), as well as the relative amounts of these assets and liabilities. Southern Bank is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

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

Southern Bank’s operations are significantly influenced by general economic conditions, including monetary and fiscal policies of the U.S. government and the Federal Reserve Board. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies, including the Federal Reserve, the Missouri Division of Finance, and the Federal Deposit Insurance Corporation. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank’s cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Des Moines, and brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family and multi-family residential real estate, commercial real estate, commercial business, and consumer financing on loans secured by properties or collateral located in its primary lending area or to borrowers who operate within that area.

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

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2026, with total assets of $5.2 billion at June 30, 2026, reflecting an increase of $216.8 million, or 4.3%, as compared to June 30, 2025. Growth primarily reflected increases in net loans receivable and investments in tax credits in the other assets category, partially offset by decreases in cash equivalents and time deposits and available-for-sale (AFS) securities.

Cash equivalents and time deposits. Cash equivalents and time deposits were $91.0 million at June 30, 2026, a decrease of $102.1 million, or 52.9%, as compared to June 30, 2025. The decrease was primarily utilized to fund loan generation that outpaced deposit growth during the period, which was partially offset by earnings retained after the payment of cash dividends.

Investments. AFS securities were $450.8 million at June 30, 2026, down $10.1 million, or 2.2%, as compared to June 30, 2025.

Loans. Loans, net of the ACL, were $4.3 billion at June 30, 2026, an increase of $287.9 million, or 7.1%, as compared to June 30, 2025. Gross loan balances increased by $291.2 million, or 7.1%, while the ACL attributable to outstanding loan balances increased $3.3 million, or 6.4%, as compared to June 30, 2025. See “Allowance for Credit Losses” below.

The Company noted growth primarily in 1-4 family residential real estate, agriculture real estate, multi-family real estate, commercial and industrial, non-owner occupied commercial real estate, owner occupied commercial real estate, and agriculture production loan balances. These increases were partially offset by decreases in construction and land development, and consumer loan balances.

Nonperforming loans (NPLs) were $27.7 million, or 0.63% of gross loans, at June 30, 2026, as compared to $23.0 million, or 0.56% of gross loans, at June 30, 2025. The year-over-year increase in nonaccrual loans was primarily attributable to three borrower relationships: one commercial relationship with a total loan balance of $6.5 million consisting of multiple related loans collateralized by commercial real estate and equipment; a second consisting of two related agricultural production loans totaling $2.2 million secured by crops and equipment; and the third, which was added during the quarter ended June 30, 2026, consisting of several related agricultural production loans totaling $5.9 million secured by crop insurance claims, restricted cash, crops, and equipment. Nonperforming assets (NPAs) were $33.5 million, or 0.64% of total assets, at June 30, 2026, as compared to $23.7 million, or 0.47% of total assets, at June 30, 2025.

Allowance for Credit Losses. The ACL at June 30, 2026, totaled $54.9 million, representing 1.25% of gross loans and 199% of nonperforming loans, as compared to an ACL of $51.6 million, representing 1.26% of gross loans and 224% of nonperforming loans, at June 30, 2025. The Company has estimated its expected credit losses as of June 30, 2026, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. Economic uncertainty continues, including the potential effects of elevated and uncertain interest rates, as inflation remains above the Federal Reserve's long-term target, and evolving labor market and broader economic conditions. The increase in the ACL was primarily attributable to higher reserves required for pooled loans, driven largely by loan growth and the Bank’s annual ACL model update, which reflected an increase in modeled loss drivers compared to the prior assessment as of June 30, 2025, and increased reserves on agriculture loans reflecting ongoing pressure in the agricultural sector. This was partially offset by net charge-offs. In the fiscal year ended June 30, 2026, net charge offs were $10.3 million due primarily to a $2.6 million partial charge-off of the agricultural production loan relationship which was placed on nonaccrual status during the fiscal year, a previously identified nonperforming commercial loan relationship that was transferred to OREO following foreclosure resulting in a charge-off of $1.2 million, and a $1.3 million net charge-off for a special purpose CRE relationship that was reserved for in the prior fiscal year. For fiscal year 2026, net charge-offs as a percentage of average loans were 0.18%, as compared to 0.17% for fiscal year 2025. See also, “Provision for Credit Losses, under Comparison of Operating Results for the Years Ended June 30, 2026 and 2025” and Note 1 and Note 3 of the Notes to Consolidated Financial Statements, “Critical Accounting Policies”, and “Asset Quality” in Item 1 of this Form 10-K.

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

●Levels and/or trends of delinquent, non-accrual, problem assets, or charge-offs and recoveries

●Concentrations of credit

●Changes in collateral values

●Agricultural economic conditions

●Risks from regulatory, legal, or competitive factors

●Quantified supported model adjustments and general imprecision adjustments

Premises and Equipment. Premises and equipment totaled $93.2 million at June 30, 2026, down $2.8 million as compared to $96.0 million at June 30, 2025. An increase in depreciation was partially offset by purchases of premises, furniture, fixtures, equipment, and land.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain mergers. At June 30, 2026, the cash surrender value of all such policies was $77.1 million, up $1.4 million, or 1.9%, as compared to June 30, 2025.

Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible which was amortized over a seven-year period using the straight-line method. The February 2018 acquisition of SMB-Marshfield resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible which was amortized over a seven-year period using the straight-line method. The November 2019 Gideon acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible which was amortized over a seven-year period using the straight-line method. The May 2020 Central Federal Acquisition resulted in a bargain purchase gain of $123,000 and a $540,000 core deposit intangible which was amortized over a six-year period using the straight-line method. The December 2021 Cairo acquisition resulted in goodwill of $442,000 and a $168,000 core deposit intangible which is being amortized over a seven-year period using the straight-line method. The February 2022 Fortune acquisition resulted in goodwill of $12.8 million and a $1.6 million core deposit intangible which is being amortized over a seven-year period using the straight-line method. The January 2023 Citizens merger resulted in goodwill of $23.5 million, as well as a $22.1 million core deposit intangible which is being amortized over a ten-year period using the straight-line method, and a $2.6 million intangible related to the acquired trust and wealth management business line which is being amortized over a ten-year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually. Mortgage and SBA servicing rights totaling $2.8 million are also included in intangible assets.

Prepaid expenses and other assets. Prepaid expenses and other assets totaled $68.1 million at June 30, 2026, an increase of $41.7 million as compared to June 30, 2025. The increase was due primarily to higher low-income housing tax credit equity investments (LIHTCs). The Company records LIHTCs in prepaid expenses and other assets in the consolidated balance sheets and totaled $34.3 million as of June 30, 2026, as compared to $196,000 at June 30, 2025. For all legally binding unfunded equity commitments, the Company increases its recorded investment and recognizes a liability. As of June 30, 2026, the Company had liabilities of $29.4 million and none at June 30, 2025, related to these investments that are included in accounts payable and other liabilities in the consolidated balance sheets.

Deposits. Deposits were $4.4 billion at June 30, 2026, an increase of $126.5 million, or 3.0%, as compared to June 30, 2025. Certificate of deposit growth was relatively balanced between brokered and non-brokered deposits. Nonmaturity deposit growth was primarily attributable to increases in non-interest bearing deposits, savings accounts, and brokered money market deposit accounts, partially offset by declines in NOW accounts and non-brokered money market deposit accounts.

Public unit balances totaled $517.8 million at June 30, 2026, a decrease of $33.0 million compared to June 30, 2025, primarily due to competitive pricing dynamics on certain time deposits and normal fluctuations in operating account balances. Brokered deposits totaled $290.6 million at June 30, 2026, an increase of $55.6 million as compared to June 30, 2025, primarily attributable to brokered certificates of deposit. The average loan-to-deposit ratio for the fourth quarter of fiscal 2026 was 99.7%, as compared to 94.5% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $130.4 million at June 30, 2026, an increase of $26.4 million, or 25.3%, as compared to June 30, 2025. Outstanding FHLB daily reset borrowings were $28.4 million as of June 30, 2026, as compared to none outstanding as of June 30, 2025.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.8 million at June 30, 2026 and at June 30, 2025. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.7 million at June 30, 2026, and $5.6 million at June 30, 2025. In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and were to bear interest thereafter at SOFR plus 3.77%. The Company retired this debt in May 2026 when the notes became redeemable. The carrying value of the note was $0 at June 30, 2026 and approximately $7.5 million at June 30, 2025.

Stockholders’ Equity. The Company’s stockholders’ equity was $590.7 million at June 30, 2026, an increase of $46.0 million, or 8.4%, as compared to June 30, 2025. The increase was attributable primarily to earnings retained after cash dividends paid, in combination with a $1.6 million reduction in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments appreciated due to tighter credit spreads and continued principal paydowns within the investment portfolio. The AOCL totaled $9.8 million at June 30, 2026, as compared to $11.4 million at June 30, 2025. The Company does not hold any securities classified as held-to-maturity. The increase in stockholders’ equity was partially offset by $18.6 million utilized to repurchase 317,000 shares of the Company’s common stock during fiscal 2026 at an average price of $58.59 per share.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

Net Income. The Company’s net income for the fiscal year ended June 30, 2026, was $71.8 million, an increase of $13.3 million, or 22.6%, as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2026 was $172.8 million, an increase of $18.2 million, or 11.8%, when compared to the prior fiscal year. The increase was attributable to a 4.9% increase in the average balance of interest-earning assets, and an increase in the net interest margin, from 3.40% to 3.62%. Average earning asset balance growth was due primarily to loan growth, partially offset by decreases in investment securities. The decrease in the average cost of funding, primarily attributable to a lower cost of deposits and a decline in the cost of borrowings, more than offset the decrease in earning asset yields, and contributed to the expansion of net interest margin as compared to 2025.

Interest Income. Interest income for fiscal 2026 was $289.0 million, an increase of $11.6 million, or 4.2%, when compared to the prior fiscal year. The increase was due to an increase of $222.4 million, or 4.9%, in the average balance of interest-earning assets, partially offset by a four-basis point decrease in the average yield earned on interest-earning assets, from 6.09% in fiscal 2025, to 6.05% in fiscal 2026.

Interest income on loans receivable for fiscal 2026 was $265.2 million, an increase of $14.4 million, or 5.7%, when compared to the prior fiscal year. The increase was due to a $244.3 million, or 6.1%, increase in the average balance of loans receivable, combined with a three-basis point decrease in the average yield earned on loans receivable. The decrease in the average yield was attributed to originations and repricing of loans and borrower refinancings at current lower market interest rates compared to the average loan portfolio rates of the prior fiscal year.

Interest income on the investment portfolio and other interest-earning assets was $23.8 million for fiscal 2026, a decrease of $2.7 million, or 10.3%, when compared to the prior fiscal year. The decrease was attributable to a $22.0 million, or 3.8%, decrease in the average balance of such assets, combined with a 31-basis point decrease in the average yield of this portfolio, to 4.28%, in fiscal 2026. The decrease in these average balances was due to decreases in other investment securities and correspondent balances, partially offset by increases in mortgage-backed and collateralized mortgage obligations. The decrease in yield was primarily attributable to the decrease in the short end of the yield curve compared to the year ago period.

Interest Expense. Interest expense was $116.1 million for fiscal 2026, a decrease of $6.6 million, or 5.4%, when compared to the prior fiscal year. The decrease was due to a 30-basis point decrease in the average rate paid on interest-bearing liabilities, to 2.95% in fiscal 2026, from 3.25% in fiscal 2025, partially offset by an increase of $162.0 million, or 4.3%, in the average balance of interest-bearing liabilities.

Interest expense on deposits was $109.2 million for fiscal 2026, a decrease of $6.6 million, or 5.7%, as compared to the prior fiscal year. The decrease was due to a 30-basis point decrease in the average rate paid on interest-bearing deposits, partially offset by a $155.9 million, or 4.3%, increase in the average balance of those deposits. The decrease in the average rate paid on deposits was attributable primarily to deposits rates, particularly certificates of deposits and savings accounts, adjusting down to lower market interest rates over the course of fiscal 2026, when compared to average rates in fiscal 2025.

Interest expense on securities sold under agreements to repurchase was $806,000 for fiscal 2026, an increase of $40,000, or 5.2%, when compared to the prior fiscal year. The increase was due to a $5.2 million, or 36.2%, increase in the average balance of these securities sold, partially offset by a 122-basis point decrease in the average rate paid.

Interest expense on FHLB advances was $4.7 million for fiscal 2026, an increase of $83,000, or 1.8%, when compared to the prior fiscal year. The increase was due primarily to a $1.8 million, or 1.6%, increase in the average balance of these advances, while the average rate paid on advances was unchanged from the prior year at 4.16%.

Interest expense on subordinated debt was $1.5 million for fiscal year 2026, a decrease of $171,000, or 10.5%, when compared to the prior fiscal year. The decrease was due to a 49-basis point decrease in the average rate paid on subordinated debt, attributable to lower market interest rates over the course of the fiscal year, which impacted adjustable-rate debt.

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $11.5 million for fiscal 2026, as compared to a PCL of $6.5 million for the prior fiscal year. In fiscal 2026, the Company had an $11.0 million PCL for on-balance sheet exposure and a $482,000 PCL for off-balance sheet exposures. The increase was primarily attributable to providing for net charge-offs and to support loan growth, in addition to an increase in unfunded balances and an increase in the expected funding rate on available credit. The factors considered when estimating a required ACL and PCL for loan balances outstanding is detailed below in “Note 3: Loans and Allowance for Credit Losses”.

Noninterest Income. Noninterest income was $27.8 million for fiscal 2026, a decrease of $187,000, or 0.7%, when compared to the prior fiscal year. The decrease was primarily attributable to a decrease in other loan fees, reflecting a refinement of our fee recognition under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, with a greater portion now recognized in interest income over the life of the loan. Partially offsetting that decrease were increases in deposit account charges, bank card interchange income, BOLI earnings, wealth management fees, and insurance brokerage commissions. Increased deposit account charges and related fees were primarily attributable to an increase in non-sufficient fund activity and increased wire fee income primarily due to an increase of our wire fee rates and elevated wire activity.

Noninterest Expense. Noninterest expense was $102.1 million for fiscal 2026, relatively unchanged when compared to the prior fiscal year. Increases in data processing costs for new systems, software licensing costs, occupancy expenses from higher building maintenance expenses, advertising expenses and IT equipment purchases, were offset by decreases in compensation expenses recognized in recent periods as a result of our refined accounting for loan origination expenses under ASC 310-20, and by decreases in legal and professional fees, and intangible amortization.

Provision for Income Taxes. The Company recorded an income tax provision of $15.3 million for fiscal 2026, a decrease of $151,000, or 1.0%, as compared to the prior fiscal year, which was attributable to benefits recognized on tax credit investments, partially offset by tax provisions on higher pretax income. The effective tax rate was 17.5% for fiscal 2026, as compared to 20.8% for fiscal 2025.

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

Interest expense on deposits was $115.8 million for fiscal 2025, an increase of $14.1 million, or 13.8%, as compared to the prior fiscal year. The increase was due to a 15-basis point increase in the average rate paid on interest-bearing deposits, combined with the $282.2 million, or 8.4%, increase in the average balance of those deposits. The increase in the average rate paid on deposits was attributable primarily to deposits rates, particularly certificates of deposit and savings accounts, adjusting up to higher market interest rates over the course of fiscal 2025, when compared to average rates in fiscal 2024.

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

Provision for Credit Losses. The Company recorded a provision for credit losses (PCL) of $6.5 million for fiscal 2025, as compared to a PCL of $3.6 million for the prior fiscal year. In fiscal 2025, the Company had a $5.8 million PCL for on-balance sheet exposure and a $676,000 PCL for off-balance sheet exposures. The increase was primarily attributable to providing for net charge-offs and to support loan growth, in addition to an increase in unfunded balances of loans and an increase in the expected funding rate on available credit.

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

The Bank uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals, and to meet operating expenses. At June 30, 2026, the Bank had outstanding commitments to extend credit of $948.5 million (including $692.5 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $182.4 million at rates ranging from 4.65% to 8.25%, with a weighted-average rate of 6.59%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2026, Southern Missouri increased deposits by $126.5 million and FHLB advances by $26.4 million. During the prior fiscal year, the Bank increased deposits by $338.3 million, and increased FHLB advances by $2.0 million. At June 30, 2026, the Bank reported $1.6 billion of its single-family residential, home equity, and commercial real estate loan portfolios as eligible collateral to the FHLB for available credit of approximately $1.0 billion, of which $130.4 million was advanced, while $656,000 was encumbered in relation to residential real estate loans sold onto the secondary market through the FHLB. The Bank had also pledged $409.1 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve Bank of St. Louis’s discount window for available credit of approximately $355.4 million, as of June 30, 2026, none of which was advanced. In addition, as of June 30, 2026, the Bank had other assets available to pledge to the FHLB and Federal Reserve to access additional liquidity. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $2.3 billion as most recently reported by the FHLB as of June 30, 2026, which means that an amount up to $2.2 billion may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve Bank of St. Louis, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2026, the Bank had $1.4 billion in CDs maturing within one year and $2.7 billion in non-maturity deposits, as compared to $1.2 billion in CDs maturing within one year and $2.6 billion in non-maturity deposits as of June 30, 2025. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2026, the Bank had $28.4 million in overnight advances from the FHLB, $37.0 million in term FHLB advances maturing within one year, and $65.0 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, none was eligible for early redemption by the lender within one year.

We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. At June 30, 2026, we had other future obligations and accrued expenses of $53.9 million. Based on our current capital allocation objectives, during fiscal 2026 we project expending approximately $8.0 million to $11.0 million of cash for capital investment in technology, property, plant and equipment. In addition, for the fiscal year ending June 30, 2026, we project that our fixed commitments will include (i) $1.0 million of operating and finance lease and other fixed payments and (ii) $1.1 million of scheduled interest payments on subordinate notes. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

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

At June 30, 2026, the Bank exceeded regulatory capital requirements with tier 1 capital, total risk-based capital, and common equity tier 1 capital of $536.9 million, $592.4 million and $536.9 million, respectively. The Bank’s tier 1 capital represented 10.45% of total adjusted assets and 12.12% of total risk-weighted assets, while total risk-based capital was 13.37% of total risk-weighted assets, and common equity tier 1 capital was 12.12% of total risk-weighted assets. To be considered adequately capitalized under the FDIC Prompt Corrective Action (PCA) guidelines, the Bank must maintain tier 1 capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and common equity tier 1 capital of 4.5% of risk-weighted assets. To be considered well capitalized, the Bank must maintain tier 1 capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and common equity tier 1 capital of 6.5% of risk-weighted assets.

At June 30, 2026, the Company exceeded regulatory capital requirements with tier 1 capital, total risk-based capital, and common equity tier 1 capital of $562.9 million, $619.0 million and $547.2 million, respectively. The Company’s tier 1 capital represented 11.03% of total adjusted assets and 12.56% of total risk-weighted assets, while total risk-based capital was 13.81% of total risk-weighted assets, and common equity tier 1 capital was 12.20% of total risk-weighted assets. Under 12 CFR Part 217 – Capital Adequacy of Bank Holding Companies, Savings and Loan Holding Companies, and State Member Banks (Regulation Q), the Company is subject to the following minimum regulatory capital requirements: common equity tier 1 capital ratio of 4.5%, tier 1 capital ratio of 6%, total capital ratio of 8% of risk-weighted assets, and leverage ratio of 4%.

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

	Years Ended June 30,
	2026			2025			2024
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$3,326,871	$202,141	6.08%	$3,175,179	$190,062	5.99%	$3,009,263	$168,894	5.61%
Other loans (1)	892,896	63,067	7.06	800,247	60,784	7.60	708,881	53,618	7.56
Total net loans	4,219,767	265,208	6.28	3,975,426	250,846	6.31	3,718,144	222,512	5.98
Mortgage-backed securities	361,359	15,554	4.30	356,293	16,567	4.65	304,778	14,631	4.80
Investment securities (2)	117,339	4,962	4.23	130,445	5,808	4.45	165,307	6,877	4.16
Other interest-earning assets	77,350	3,262	4.22	91,278	4,144	4.54	79,116	4,355	5.50
TOTAL INTEREST- EARNING ASSETS (1)	4,775,815	288,986	6.05	4,553,442	277,365	6.09	4,267,345	248,375	5.82
Other noninterest-earning assets (3)	325,627	—	—	291,057	—	—	290,952	—	—
TOTAL ASSETS	$5,101,442	288,986	—	$4,844,499	277,365	—	$4,558,297	248,375	—

Interest-bearing liabilities:
Savings accounts	$697,532	16,275	2.33	$584,185	15,733	2.69	$382,713	8,176	2.14
NOW accounts	1,129,614	19,905	1.76	1,153,650	22,249	1.93	1,265,325	26,528	2.10
Money market accounts	330,678	8,549	2.59	338,132	9,735	2.88	403,170	12,596	3.12
Certificates of deposit	1,622,647	64,480	3.97	1,548,584	68,056	4.39	1,291,163	54,406	4.21
TOTAL INTEREST- BEARING DEPOSITS	3,780,471	109,209	2.89	3,624,551	115,773	3.19	3,342,371	101,706	3.04
Borrowings:
Securities sold under agreements to repurchase	19,511	806	4.13	14,330	766	5.35	9,398	451	4.80
FHLB advances	112,026	4,665	4.16	110,254	4,582	4.16	123,986	4,993	4.03
Junior subordinated debt	22,298	1,457	6.53	23,182	1,628	7.02	23,130	1,742	7.53
TOTAL INTEREST- BEARING LIABILITIES	3,934,306	116,137	2.95	3,772,317	122,749	3.25	3,498,885	108,892	3.11
Noninterest-bearing demand deposits	539,313	—	—	523,710	—	—	561,004	—	—
Other liabilities	60,582	—	—	33,370	—	—	31,366	—	—
TOTAL LIABILITIES	4,534,201	116,137	—	4,329,397	122,749	—	4,091,255	108,892	—
Stockholders’ equity	567,241	—	—	515,102	—	—	467,042	—	—
TOTAL LIABLITIES AND STOCKHOLDERS’ EQUITY	$5,101,442	116,137	—	$4,844,499	122,749	—	$4,558,297	108,892	—

Net interest income		$172,849			$154,616			$139,483
Interest rate spread (4)			3.10%			2.84%			2.71%
Net interest margin (5)			3.62%			3.40%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.39%			120.71%			123.57%
(1)	Calculated net of deferred loan fees and loan discounts. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and as of the dates indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	For The Year Ended June 30,
	2026	2025	2024
Weighted-average yield on loan portfolio	6.28%	6.31%	5.98%
Weighted-average yield on mortgage-backed securities	4.30	4.65	4.80
Weighted-average yield on investment securities (1)	4.23	4.45	4.16
Weighted-average yield on other interest-earning assets	4.22	4.54	5.50
Weighted-average yield on all interest-earning assets	6.05	6.09	5.82
Weighted-average rate paid on interest-bearing deposits	2.89	3.19	3.04
Weighted-average rate paid on securities sold under agreements to repurchase	4.13	5.35	4.80
Weighted-average rate paid on FHLB advances	4.16	4.16	4.03
Weighted-average rate paid on subordinated debt	6.53	7.02	7.53
Weighted-average rate paid on all interest-bearing liabilities	2.95	3.25	3.11
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.10	2.84	2.71
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.62	3.40	3.27
(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2026 Compared to 2025				2025 Compared to 2024
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,399)	$16,117	$(356)	$14,362	$11,463	$16,223	$648	$28,334
Mortgage-backed securities	(1,231)	236	(18)	(1,013)	(460)	2,473	(77)	1,936
Investment securities (2)	(378)	(592)	124	(846)	707	(1,450)	(326)	(1,069)
Other interest-earning deposits	(294)	(632)	44	(882)	(762)	669	(118)	(211)
Total net change in income on interest-earning assets	(3,302)	15,129	(206)	11,621	10,948	17,915	127	28,990

Interest-bearing liabilities:
Deposits	(11,740)	5,668	(492)	(6,564)	1,299	10,789	1,979	14,067
Securities sold under agreements to repurchase	(174)	277	(63)	40	51	237	27	315
FHLB advances	9	74	—	83	159	(553)	(17)	(411)
Subordinated debt	(113)	(62)	4	(171)	(118)	4	—	(114)
Total net change in expense on interest-bearing liabilities	(12,018)	5,957	(551)	(6,612)	1,391	10,477	1,989	13,857
Net change in net interest income	$8,716	$9,172	$345	$18,233	$9,557	$7,438	$(1,862)	$15,133
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2026, fixed rate residential loan originations totaled $174.7 million (of which $32.1 million was originated for sale into the secondary market), compared to $141.4 million during the prior fiscal year (of which $21.6 million was originated for sale into the secondary market). At June 30, 2026, the fixed-rate, single-family residential loan portfolio totaled $663.2 million, with a weighted average maturity of 150 months, compared to $632.9 million, with a weighted average maturity of 163 months at June 30, 2025. The Company originated $80.6 million in adjustable rate residential loans during the fiscal year ended June 30, 2026, compared to $58.4 million during the prior fiscal year. At June 30, 2026, fixed rate loans with remaining maturities in excess of 10 years totaled $323.9 million, or 7.5%, of loans receivable, compared to $350.4 million, or 8.7%, of loans receivable, at June 30, 2025. The Company originated $440.9 million in fixed rate commercial, commercial real estate, and multi-family loans during the year ended June 30, 2026, compared to $375.2 million during the prior fiscal year. The Company also originated $226.7 million in adjustable rate commercial, commercial real estate, and multi-family loans during the fiscal year ended June 30, 2026, compared to $119.5 million during the prior fiscal year. At June 30, 2026, adjustable-rate home equity lines of credit totaled $97.5 million, compared to $86.7 million as of June 30, 2025. At June 30, 2026, the Company’s weighted average life of its investment portfolio was 4.2 years, compared to 5.0 years at June 30, 2025. Effective duration of the portfolio indicates a relatively stable price sensitivity of approximately 2.2% per 100 basis points movement in market rates at June 30, 2026, down from 2.6% per 100 basis points in the year ago period. At June 30, 2026, CDs with original terms of two years or more totaled $267.4 million, compared to $322.5 million at June 30, 2025. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2026, management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or 100, 200, and 300 bp decreases in market interest rates. The table for June 30, 2025, contains management’s estimates of the projected changes in NPV in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or decreases in market interest rates. Dollar amounts are expressed in thousands.

June 30, 2026
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$514,899	$(145,286)	(22)	10.72	(210)
+300 bp	560,550	(99,635)	(15)	11.46	(136)
+200 bp	598,912	(61,273)	(9)	12.03	(79)
+100 bp	634,274	(25,911)	(4)	12.52	(30)
0 bp	660,185	—	—	12.82	—
‑100 bp	677,752	17,567	3	12.96	14
‑200 bp	686,275	26,090	4	12.93	11
‑300 bp	668,877	8,692	1	12.44	(39)

June 30, 2025
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$480,630	$(94,952)	(16)	10.19	(140)
+300 bp	512,685	(62,896)	(11)	10.87	(72)
+200 bp	540,045	(35,536)	(6)	11.25	(35)
+100 bp	561,455	(14,127)	(2)	11.50	(10)
0 bp	575,582	—	—	11.60	—
‑100 bp	583,974	8,392	1	11.58	(2)
‑200 bp	581,715	6,133	1	11.37	(23)
‑300 bp	568,247	(7,335)	(1)	10.95	(65)
‑400 bp	552,615	(22,967)	(4)	10.49	(111)

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. The Company’s balance sheet remains liability sensitive, meaning liabilities are expected to reprice more quickly than earning assets as market rates change, which could negatively impact NPV in a rising rate environment but could increase NPV in a declining rate environment. Compared to June 30, 2025, such sensitivity increased modestly during the current period primarily due to a decrease in cash balances. NPV sensitivity increased year over year in declining-rate scenarios, primarily due to higher loan floors and starting deposit discount rates, resulting in a net benefit across all declining-rate scenarios compared with less favorable results in the prior year.

Since June 30, 2025, higher market interest rates, coupled with lower repricing on savings accounts, increased the modeled premium value of the deposit portfolio at June 30, 2026. This benefit was partially offset by the negative impact of higher rates on the modeled value of fixed-rate loans and bonds. The Company maintained the $60 million notional amount of its pay-fixed/receive-floating interest rate swaps, designed to hedge the residential loan portfolio against the risk of rising interest rates. The Company continues to manage its balance sheet to support stable net interest income through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower cost non-maturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings. See information regarding the Company’s derivative financial agreements in Note 16: Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

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

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (the “Company”) as of June 30, 2026 and 2025 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2026, expressed an unqualified opinion thereon.

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

Allowances for Credit Losses on Loans – Default Assumptions

As discussed in Notes 1 and 3, the Company’s loan portfolio totaled $4.4 billion as of June 30, 2026 and the associated allowance for credit losses on loans (“ACL”) was $54.9 million. In calculating the ACL, loans were segmented into pools based upon similar risk characteristics. For each of these loan pools, management measured expected credit losses over the life of each loan utilizing either a remaining life model or a discounted cash flow (DCF) model. The models utilize loss data from similar peers to calculate an expected loss percentage for each loan pool and apply a default assumption that defines the point at which a loan is considered to have defaulted based on specified credit deterioration events, including certain adverse internal risk ratings, delinquency thresholds, modifications for borrowers experiencing financial difficulty, or placement on nonaccrual status. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis, which may be based on the fair value of the collateral or a discounted cash flow model of expected cash flows.

We identified the default assumption used within the quantitative ACL model as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in management’s selection and application of the default assumption to collectively evaluated loans and the sensitivity of the ACL to that assumption. Auditing this assumption required a high degree of subjectivity and auditor effort.

The primary audit procedures we performed to address this critical audit matter included:

•	Obtained an understanding and evaluated and tested the design and operating effectiveness of controls relating to management’s estimate of the ACL, including controls over:
o	The completeness and accuracy of loan data used in the quantitative model, including selected risk rating information utilized in certain default assumptions
o

The selection of certain assumptions within the quantitative model, including whether the use of those assumptions is adequately supported and accurately applied and management’s review and approval process over the final determination of the ACL

•	Tested the mathematical accuracy of the calculation of the ACL, including the application of the default assumption within the model.
•

Evaluated default assumptions utilized in the quantitative model, including performing sensitivity analyses over selected assumptions and loan segments, assessing the reasonableness and basis of the documented methodology, credit quality trends, and supporting loan risk rating information.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2004.

Springfield, Missouri

September 11, 2026

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2026 AND 2025

Southern Missouri Bancorp, Inc.

	2026	2025
(dollars in thousands)

Assets
Cash and cash equivalents	$90,966	$192,859
Interest-bearing time deposits	—	246
Available-for-sale-securities (Note 2)	450,775	460,844
Stock in FHLB	10,930	9,361
Stock in Federal Reserve Bank of St. Louis	9,181	9,139
Loans held for sale	1,787	431
Loans receivable, net of ACL of $54,912 and $51,629 at June 30, 2026 and June 30, 2025, respectively (Note 3)	4,336,896	4,048,961
Accrued interest receivable	26,868	26,018
Premises and equipment, net (Note 4)	93,191	95,982
Bank owned life insurance – cash surrender value	77,117	75,691
Goodwill	50,727	50,727
Other intangible assets, net	19,893	22,994
Prepaid expenses and other assets	68,050	26,354
TOTAL ASSETS	$5,236,381	$5,019,607

Liabilities and Stockholders' Equity
Deposits (Note 5)	$4,407,846	$4,281,368
Securities sold under agreements to repurchase (Note 6)	20,000	15,000
Advances from FHLB (Note 7)	130,424	104,052
Accounts payable and other liabilities	59,885	37,101
Accrued interest payable	11,782	14,186
Subordinated debt (Note 8)	15,766	23,208
TOTAL LIABILITIES	4,645,703	4,474,915

Commitments and contingencies (Note 13)

Common stock, $.01 par value; 25,000,000 shares authorized; 12,009,617 and 11,980,887 shares issued at June 30, 2026 and June 30, 2025, respectively	120	120
Additional paid-in capital	223,597	221,347
Retained earnings	420,283	359,576
Treasury stock of 998,508 and 681,420 shares at June 30, 2026 and June 30, 2025, respectively, at cost	(43,550)	(24,973)
Accumulated other comprehensive loss	(9,772)	(11,378)
TOTAL STOCKHOLDERS' EQUITY	590,678	544,692
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,236,381	$5,019,607

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2026, 2025 AND 2024

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2026	2025	2024

Interest Income
Loans	$265,208	$250,846	$222,512
Investment securities	4,962	5,808	6,877
Mortgage-backed securities	15,554	16,567	14,631
Other interest-earning assets	3,262	4,144	4,355
TOTAL INTEREST INCOME	288,986	277,365	248,375
Interest Expense
Deposits	109,209	115,773	101,706
Securities sold under agreements to repurchase	806	766	451
Advances from FHLB	4,665	4,582	4,993
Subordinated debt	1,457	1,628	1,742
TOTAL INTEREST EXPENSE	116,137	122,749	108,892
NET INTEREST INCOME	172,849	154,616	139,483
Provision for credit losses (Note 3)	11,454	6,523	3,600
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	161,395	148,093	135,883
Noninterest Income
Deposit account charges and related fees	9,481	8,625	7,399
Bank card interchange income	6,480	5,981	5,744
Loan late charges	—	—	579
Loan servicing fees	1,005	909	1,277
Other loan fees	464	3,767	2,375
Net realized gains on sale of loans	904	751	713
Net realized gains (losses) on sale of AFS securities	—	48	(1,489)
Earnings on bank owned life insurance	2,571	2,084	1,911
Insurance brokerage commissions	1,431	1,294	1,217
Wealth management fees	3,773	3,300	3,166
Other income	1,688	1,225	1,952
TOTAL NONINTEREST INCOME	27,797	27,984	24,844
Noninterest Expense
Compensation and benefits	54,899	55,758	53,253
Occupancy and equipment, net	15,448	14,887	14,405
Data processing expense	10,600	9,327	8,968
Telecommunications expense	1,252	1,423	1,928
Deposit insurance premiums	2,195	2,335	2,463
Legal and professional fees	2,707	3,595	1,731
Advertising	2,285	2,070	2,119
Postage and office supplies	1,369	1,274	1,237
Intangibles amortization	3,076	3,540	4,071
Foreclosed property expenses, net	240	104	148
Other operating expense	8,017	7,770	7,294
TOTAL NONINTEREST EXPENSE	102,088	102,083	97,617
INCOME BEFORE INCOME TAXES	87,104	73,994	63,110
Income Taxes (Note 10)
Current	16,562	14,722	12,234
Deferred	(1,297)	694	694
TOTAL INCOME TAXES	15,265	15,416	12,928
NET INCOME	$71,839	$58,578	$50,182

Basic earnings per share	$6.44	$5.19	$4.42
Diluted earnings per share	$6.43	$5.18	$4.42
Dividends paid per share	$1.00	$0.92	$0.84

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2026, 2025 AND 2024

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2026	2025	2024

Net Income	$71,839	$58,578	$50,182
Other comprehensive income:
Unrealized gains on securities available-for-sale	2,058	7,836	4,234
Less: reclassification adjustment for realized gains (losses) included in net income	—	48	(1,489)
Defined benefit pension plan net gain	1	2	5
Tax expense	(453)	(1,713)	(1,258)
Total other comprehensive income	1,606	6,077	4,470
Comprehensive Income	$73,445	$64,655	$54,652

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2026, 2025 AND 2024

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity
BALANCE AS OF JUNE 30, 2023	$119	218,260	270,720	(21,116)	(21,925)	446,058

Net Income			50,182			50,182
Change in unrealized loss on available-for-sale securities, net					4,465	4,465
Defined benefit pension plan net gain					5	5
Dividends paid on common stock ($.84 per share)			(9,526)			(9,526)
Stock option expense		333				333
Stock grant expense		696				696
Exercise of stock options		391				391
Common stock issued	1					1
Treasury stock purchased				(3,857)		(3,857)
BALANCE AS OF JUNE 30, 2024	120	219,680	311,376	(24,973)	(17,455)	488,748

Net Income			58,578			58,578
Change in unrealized loss on available-for-sale securities, net					6,075	6,075
Defined benefit pension plan net gain					2	2
Dividends paid on common stock ($.92 per share)			(10,378)			(10,378)
Stock option expense		369				369
Stock grant expense		1,298				1,298
BALANCE AS OF JUNE 30, 2025	120	221,347	359,576	(24,973)	(11,378)	544,692

Net Income			71,839			71,839
Change in unrealized loss on available-for-sale securities, net					1,605	1,605
Defined benefit pension plan net gain					1	1
Dividends paid on common stock ($1.00 per share)			(11,132)			(11,132)
Stock option expense		420				420
Stock grant expense		1,370				1,370
Exercise of stock options		460				460
Treasury stock purchased				(18,577)		(18,577)
BALANCE AS OF JUNE 30, 2026	$120	$223,597	$420,283	$(43,550)	$(9,772)	$590,678

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2026, 2025 AND 2024

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2026	2025	2024

Cash Flows From Operating Activities:
Net Income	$71,839	$58,578	$50,182
Items not requiring (providing) cash:
Depreciation	6,509	6,482	6,021
Loss on disposal of fixed assets	—	73	—
Stock option and stock grant expense	1,790	1,667	1,029
Loss (gain) on sale/write-down of foreclosed property	77	(56)	74
Amortization of intangible assets	3,076	3,540	4,071
Accretion of purchase accounting adjustments	(2,200)	(3,924)	(5,325)
Increase in cash surrender value of bank owned life insurance (BOLI)	(2,571)	(2,084)	(1,911)
Provision for credit losses	11,454	6,523	3,600
(Gain) loss realized on sale of AFS securities	—	(48)	1,489
Net amortization of premiums and discounts on securities	(778)	(1,511)	(842)
Originations of loans held for sale	(32,098)	(22,206)	(21,857)
Proceeds from sales of loans held for sale	31,646	23,209	22,044
Gain on sales of loans held for sale	(904)	(751)	(713)
Gain on sale of investment tax credit	(305)	—	—
Changes in:
Accrued interest receivable	(850)	(2,192)	(4,955)
Prepaid expenses and other assets	(6,209)	6,682	8,943
Accounts payable and other liabilities	3,748	6,217	(141)
Deferred income taxes	(1,297)	40	414
Accrued interest payable	(2,404)	1,318	8,145
Net cash provided by operating activities	80,523	81,557	70,268
Cash Flows From Investing Activities:
Net increase in loans	(303,952)	(254,933)	(228,444)
Net change in interest-bearing deposits	249	248	744
Proceeds from maturities of available-for-sale securities	73,249	68,622	42,322
Proceeds from sales of available-for-sale securities	—	72	32,243
Purchases of Federal Home Loan Bank stock	(17,127)	(12,069)	(13,377)
Redemptions of Federal Home Loan Bank stock	15,558	11,421	16,204
Purchases of Federal Reserve Bank of St. Louis stock	(42)	(50)	(28)
Purchases of available-for-sale securities	(60,344)	(92,288)	(79,837)
Purchases of long-term investments and other assets	(375)	(612)	(410)
Redemptions of long-term investments and other assets	432	—	—
Purchases of premises and equipment	(3,959)	(6,263)	(9,047)
Investments in state & federal tax credits	(10,207)	(3,270)	(7,381)
Proceeds from sale of fixed assets	—	—	15
Proceeds from sale of foreclosed assets	1,485	4,010	1,261
Proceeds from sale of investment tax credits	315	—	—
Proceeds from BOLI claim	1,150	—	—
Net cash used in investing activities	(303,568)	(285,112)	(245,735)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	34,983	25,152	(53,833)
Net increase in certificates of deposits	91,573	313,188	280,768
Net increase in securities sold under agreements to repurchase	5,000	5,602	—
Proceeds from Federal Home Loan Bank advances	394,300	260,000	303,200
Repayments of Federal Home Loan Bank advances	(367,955)	(258,054)	(334,752)
Repayments of long-term debt	(7,500)	—	—
Common stock issued	—	—	1
Exercise of stock options	460	—	391
Purchases of treasury stock	(18,577)	—	(3,857)
Dividends paid on common stock	(11,132)	(10,378)	(9,526)
Net cash provided by financing activities	121,152	335,510	182,392
(Decrease) increase in cash and cash equivalents	(101,893)	131,955	6,925
Cash and cash equivalents at beginning of period	192,859	60,904	53,979
Cash and cash equivalents at end of period	$90,966	$192,859	$60,904

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$6,328	$625	$1,376
Conversion of loans to repossessed assets	417	98	209
Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	241	322	2,332
Termination of lease right of use asset and related lease obligation	—	—	1,401
Investment tax credits obtained in exchange for delayed capital contributions	29,393	—	—
Investment tax credits obtained in exchange for settlement of loans	500	—	—
Investment tax credits cancelled in exchange for sale of membership interest	4,855	—	—

Cash paid during the period for:
Interest (net of interest credited)	$7,813	$8,148	$7,706
Income taxes	9,139	7,530	2,298

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2026, assets of the REIT were approximately $1.5 billion, and consisted primarily of real estate loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $42.1 million and $136.9 million at June 30, 2026 and 2025, respectively. The deposits are held in various commercial banks with a total of $1.7 million and $1.8 million exceeding the FDIC deposit insurance limits at June 30, 2026 and 2025, respectively, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

Interest-bearing Time Deposits. Interest bearing deposits in banks mature within three years and are carried at cost.

Available-for-sale Securities. Available-for-sale (“AFS”) securities, which include any security for which the Company has no immediate plan to sell but may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities have been classified as AFS.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors contributing to the unrealized losses on AFS securities at June 30, 2026, or June 30, 2025.

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

Foreclosed Property. Real estate acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs, establishing a new cost basis. Costs for development and improvement of the property are capitalized.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated fair value, less estimated selling costs.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. As of June 30, 2026, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock, concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.

Intangible Assets. The Company’s intangible assets at June 30, 2026 included gross core deposit intangibles of $39.1 million with $23.9 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.8 million, and mortgage and SBA servicing rights of $2.8 million. At June 30, 2025, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $21.1 million accumulated amortization, gross other identifiable intangibles of $6.4 million with accumulated amortization of $4.5 million, and mortgage and SBA servicing rights of $2.9 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to ten years, with amortization expense expected to be approximately $2.7 million in fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, $2.5 million in fiscal 2030, $2.5 million in fiscal 2031, and $3.9 million thereafter. As of June 30, 2026, and June 30, 2025, there was no impairment indicated.

The Company records mortgage servicing rights (MSR) at fair value for all loans sold on a servicing retained basis with subsequent adjustments to fair value of MSR in accordance with FASB ASC 860. An estimate of the fair value of the Company’s MSR is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Changes in the fair value of MSR are recorded in loan servicing fees in the consolidated statements of income. MSRs totaled $2.3 million at June 30, 2026 and June 30, 2025.

Low-income housing tax credit equity investments: The Company records LIHTCs in prepaid expenses and other assets in the consolidated balance sheets and totaled $34.3 million and $196,000 as of June 30, 2026 and 2025, respectively. In accordance with ASU 2023-02, the Company accounts for tax equity investments using the proportional amortization method. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognizes a liability. As of June 30, 2026, the Company had liabilities of $29.4 million and none at June 30, 2025, related to these investments that are included in accounts payable and other liabilities in the consolidated balance sheets. The federal income tax credits are claimed over a ten-year credit allowance period. The Company’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investments, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, if applicable. The Company believes potential losses from these investments are remote and does not have any loss reserves recorded related to these investments.

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

Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on AFS securities, unrealized appreciation (depreciation) on AFS securities for which a credit loss has been recognized in income, and changes in the funded status of defined benefit pension plans.

Transfers Between Fair Value Hierarchy Levels. Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Revenue Recognition. Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Most of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans and investment securities, and revenue related to mortgage servicing activities, which are subject to other accounting standards. A description of the revenue-generating activities that are within the scope of ASC 606, and included in other income in the Company’s condensed consolidated statements of income are as follows:

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded in the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division held fiduciary assets totaling $180.0 million and $107.6 as of June 30, 2026 and 2025, respectively, and investment management assets totaling $638.7 million and $538.2 million as of June 30, 2026 and 2025, respectively.

Insurance commissions. The Company’s insurance agency subsidiary, Southern Insurance Services, LLC, receives commissions on premiums of new and renewed business policies. Southern Insurance Services, LLC records commission revenue on direct bill policies as the cash is received. For agency bill policies, Southern Insurance Services, LLC retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the entire performance obligation is held by the carriers.

Service charges on deposits. The Company generates revenue from fees charged for deposit account maintenance, overdrafts, wire transfers, and check fees. The revenue related to deposit fees is recognized at the time the performance obligation is satisfied.

ATM/debit card revenue. The Company generates revenue through service charges on the use of its ATM machines and interchange income from the use of Company issued credit and debit cards. The revenue is recognized at the time the service is used and the performance obligation is satisfied.

Other income. Treasury management fees and lock box fees are received and recorded after the service performance obligation is completed. Merchant bank card fees are received from various vendors; however, the performance obligation is with the vendors. The Company records gains on the sale of loans and the sale of OREO properties after the transactions are complete and transfer of ownership has occurred.

The following paragraphs summarize the impact of new accounting pronouncements:

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 was issued to address requests by investors and creditors for enhanced transparency and decision usefulness of income tax disclosures. Public business entities (PBEs) are required to prepare an annual detailed, tabular tax rate reconciliation. All other entities would be required to provide qualitative disclosure on specific categories and individual jurisdictions that result in significant differences between the statutory and effective tax rates. All entities are required to annually disclose taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregating taxes by individual jurisdiction if taxes paid exceed 5% of total income taxes paid. The ASU was effective for PBEs for fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year beginning July 1, 2025, and the accounting and disclosure of this ASU did not have a material impact on the consolidated financial statements, and can be seen in ‘Note 10: Income Taxes’ of the notes to the consolidated financial statements.

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

NOTE 2: Available-for-sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available-for-sale consisted of the following:

	June 30, 2026
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$24,546	$18	$(1,180)	$—	$23,384
Corporate obligations	28,228	112	(268)	—	28,072
Asset-backed securities	42,011	404	(109)	—	42,306
Other securities	2,993	9	(47)	—	2,955
Total debt securities	97,778	543	(1,604)	—	96,717

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	148,840	1,557	(4,390)	—	146,007
Commercial MBS issued by GSEs	103,148	291	(4,553)	—	98,886
CMOs issued by GSEs	113,502	229	(4,566)	—	109,165
Total MBS and CMOs	365,490	2,077	(13,509)	—	354,058
Total AFS securities	$463,268	$2,620	$(15,113)	$—	$450,775

	June 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$26,030	$5	$(1,772)	$—	$24,263
Corporate obligations	31,199	75	(632)	—	30,642
Asset-backed securities	42,059	567	(145)	—	42,481
Other securities	4,007	10	(53)	—	3,964
Total debt securities	103,295	657	(2,602)	—	101,350

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by governmental sponsored enterprises (GSEs)	138,377	1,623	(5,005)	—	134,995
Commercial MBS issued by GSEs	96,377	446	(4,821)	—	92,002
CMOs issued by GSEs	137,346	402	(5,251)	—	132,497
Total MBS and CMOs	372,100	2,471	(15,077)	—	359,494
Total AFS securities	$475,395	$3,128	$(17,679)	$—	$460,844

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$8,495	$8,501
After one year but less than five years	24,166	24,052
After five years but less than ten years	26,992	25,908
After ten years	38,125	38,256
Total investment securities	97,778	96,717
MBS and CMOs	365,490	354,058
Total AFS securities	$463,268	$450,775

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $254.1 million and $294.3 million at June 30, 2026 and 2025 respectively.

There were no gains or losses recognized from sales of AFS securities in fiscal 2026. Gross gains of $48,000 and no gross losses were recognized from sales of AFS securities in fiscal 2025. Gross gains of $67,000 and gross losses of $1.6 million were recognized from sales of AFS securities in fiscal 2024.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2026.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2026, was $253.8 million, which is approximately 56.3% of the Company’s AFS investment portfolio, as compared to $264.5 million or approximately 57.4% of the Company’s AFS investment portfolio at June 30, 2025. The Company does not consider available-for-sale securities with unrealized losses at June 30, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell a significant amount of these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

The following tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which ACL has not been recorded at June 30, 2026 and 2025.

	June 30, 2026
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$4,948	$39	$12,778	$1,141	$17,726	$1,180
Corporate obligations	3,972	28	7,554	240	11,526	268
Asset-backed securities	8,997	10	884	100	9,881	110
Other securities	—	—	2,653	47	2,653	47
MBS and CMOs	69,804	529	142,219	12,979	212,023	13,508
Total AFS securities	$87,721	$606	$166,088	$14,507	$253,809	$15,113

	June 30, 2025
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$4,882	$84	$15,807	$1,688	$20,689	$1,772
Corporate obligations	1,936	6	18,194	626	20,130	632
Asset-backed securities	3,281	2	839	143	4,120	145
Other securities	15	—	3,578	53	3,593	53
MBS and CMOs	57,829	465	158,105	14,612	215,934	15,077
Total AFS securities	$67,943	$557	$196,523	$17,122	$264,466	$17,679

Obligations of States and Political Subdivisions. The unrealized losses on the Company’s investments in obligations of states and political subdivisions include 12 individual securities which have been in an unrealized loss position for less than 12 months and 25 individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

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

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 23 individual securities which have been in an unrealized loss position for less than 12 months, and 101 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of June 30, 2026 was attributable to credit-related factors. Should credit conditions of an issuer deteriorate or expected cash flows decline, the Company could be required to recognize an allowance for credit losses on its AFS securities in future periods.

Credit Losses Recognized on Investments. There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the fiscal years ended June 30, 2026 and 2025.

NOTE 3: Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2026	June 30, 2025

1-4 Family residential real estate	$1,085,512	$992,445
Non-owner occupied commercial real estate	924,144	888,317
Owner occupied commercial real estate	471,990	442,984
Multi-family real estate	469,968	422,758
Construction and land development	310,006	332,405
Agriculture real estate	295,803	244,983
Total loans secured by real estate	3,557,423	3,323,892

Commercial and industrial	552,557	510,259
Agriculture production	219,155	206,128
Consumer	53,144	55,387
All other loans	9,529	5,102
Gross loans	4,391,808	4,100,768

Deferred loan fees, net	—	(178)
Allowance for credit losses	(54,912)	(51,629)
Net loans	$4,336,896	$4,048,961

At June 30, 2026, net deferred loan fees of ($937,000) were included in the gross loan balances, by type, in the table above. The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2026, the Bank had purchased participation interests in 62 loans totaling $147.1 million, as compared to 71 loans totaling $188.0 million at June 30, 2025.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a term of up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property.

Multi-Family Real Estate Lending. The Company originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within the Company’s primary market area. The majority of the multi-family residential loans that are originated by the Company are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered, and the Company typically includes an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. General risks related to multi-family residential lending include rental demand and supply, rental rates, and vacancies, as well as collateral values and borrower leverage.

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

Individually Evaluated Loans. The Company individually evaluates certain loans for impairment. In general, these loans have been internally identified through the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. The reviews use one of the three following alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral values are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs. The ACL for individually evaluated loans totaled $7.3 million and $8.2 million at June 30, 2026 and June 30, 2025, respectively.

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

The following tables present the activity in the ACL based on portfolio segment for the fiscal years ended June 30, 2026, 2025, and 2024:

	Balance	Provision			Balance
(dollars in thousands)	beginning	(benefit) charged	Losses		end
June 30, 2026	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,274	$2,623	$(813)	$1	$12,085
Non-owner occupied commercial real estate	12,241	(303)	(2,986)	2,000	10,952
Owner occupied commercial real estate	4,521	703	(81)	122	5,265
Multi-family real estate	4,329	(1,234)	—	—	3,095
Construction and land development	4,788	(1,395)	(192)	1	3,202
Agriculture real estate	4,194	2,194	—	—	6,388
Commercial and industrial	6,952	2,050	(2,467)	69	6,604
Agriculture production	3,374	5,531	(2,696)	66	6,275
Consumer	952	805	(1,103)	389	1,043
All other loans	4	(3)	—	2	3
Total	$51,629	$10,971	$(10,338)	$2,650	$54,912

	Balance	Provision			Balance
(dollars in thousands)	beginning	(benefit) charged	Losses		end
June 30, 2025	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,528	$(211)	$(89)	$46	$10,274
Non-owner occupied commercial real estate	19,055	(3,014)	(3,800)	—	12,241
Owner occupied commercial real estate	4,815	(172)	(122)	—	4,521
Multi-family real estate	5,447	(1,165)	—	47	4,329
Construction and land development	2,901	1,888	(1)	—	4,788
Agriculture real estate	2,107	2,087	—	—	4,194
Commercial and industrial	6,233	2,160	(1,508)	67	6,952
Agriculture production	835	3,589	(1,052)	2	3,374
Consumer	578	698	(411)	87	952
All other loans	17	(13)	—	—	4
Total	$52,516	$5,847	$(6,983)	$249	$51,629

	Balance	Provision			Balance
(dollars in thousands)	beginning	(benefit) charged	Losses		end
June 30, 2024	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$9,474	$1,067	$(46)	$33	$10,528
Non-owner occupied commercial real estate	13,863	5,688	(496)	—	19,055
Owner occupied commercial real estate	5,168	(353)	—	—	4,815
Multi-family real estate	6,806	(880)	(479)	—	5,447
Construction and land development	3,414	(242)	(289)	18	2,901
Agriculture real estate	2,567	(460)	—	—	2,107
Commercial and industrial	5,235	1,356	(395)	37	6,233
Agriculture production	782	53	—	—	835
Consumer	490	400	(350)	38	578
All other loans	21	(4)	—	—	17
Total	$47,820	$6,625	$(2,055)	$126	$52,516

The following tables present the activity in the allowance for off-balance credit exposure based on portfolio segment for the fiscal years ended June 30, 2026, 2025 and 2024:

	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
June 30, 2026	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$202	$30	$232
Non-owner occupied commercial real estate	134	57	191
Owner occupied commercial real estate	161	51	212
Multi-family real estate	—	44	44
Construction and land development	2,279	233	2,512
Agriculture real estate	81	(13)	68
Commercial and industrial	1,074	(430)	644
Agriculture production	—	510	510
Consumer	—	4	4
All other loans	8	(3)	5
Total	$3,939	$483	$4,422

	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
June 30, 2025	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$140	$62	$202
Non-owner occupied commercial real estate	153	(19)	134
Owner occupied commercial real estate	136	25	161
Multi-family real estate	31	(31)	—
Construction and land development	1,912	367	2,279
Agriculture real estate	60	21	81
Commercial and industrial	782	292	1,074
Agriculture production	37	(37)	—
Consumer	12	(12)	—
All other loans	—	8	8
Total	$3,263	$676	$3,939

	Balance	Provision	Balance
(dollars in thousands)	beginning	(benefit) charged	end
June 30, 2024	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$126	$14	$140
Non-owner occupied commercial real estate	154	(1)	153
Owner occupied commercial real estate	182	(46)	136
Multi-family real estate	16	15	31
Construction and land development	4,897	(2,985)	1,912
Agriculture real estate	50	10	60
Commercial and industrial	730	52	782
Agriculture production	107	(70)	37
Consumer	16	(4)	12
All other loans	10	(10)	—
Total	$6,288	$(3,025)	$3,263

The following tables present gross charge-offs by loan class and year of origination for the years ended June 30, 2026, 2025 and 2024:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
June 30, 2026
1-4 Family residential real estate	$—	$—	$182	$200	$7	$424	$—	$813
Non-owner occupied commercial real estate	—	—	—	2,800	186	—	—	2,986
Owner occupied commercial real estate	—	—	—	—	—	81	—	81
Construction and land development	—	—	—	31	—	161	—	192
Commercial and industrial	60	316	300	1,280	438	73	—	2,467
Agriculture production	—	2,579	29	68	20	—	—	2,696
Consumer	710	175	148	43	20	7	—	1,103
Total gross charge-offs	$770	$3,070	$659	$4,422	$671	$746	$—	$10,338

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	loans	Total
June 30, 2025
1-4 Family residential real estate	$—	$—	$—	$—	$—	$89	$—	$89
Non-owner occupied commercial real estate	—	—	—	3,800	—	—	—	3,800
Owner occupied commercial real estate	—	—	122	—	—	—	—	122
Construction and land development	—	—	—	—	1	—	—	1
Commercial and industrial	25	505	212	507	217	42	—	1,508
Agriculture production	—	1,052	—	—	—	—	—	1,052
Consumer	131	131	84	41	7	17	—	411
Total gross charge-offs	$156	$1,688	$418	$4,348	$225	$148	$—	$6,983

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
June 30, 2024
1-4 Family residential real estate	$—	$—	$6	$—	$—	$40	$—	$46
Non-owner occupied commercial real estate	—	496	—	—	—	—	—	496
Multi-family real estate	—	—	382	97	—	—	—	479
Construction and land development	—	100	78	111	—	—	—	289
Commercial and industrial	—	190	195	10	—	—	—	395
Consumer	38	162	100	41	—	9	—	350
Total gross charge-offs	$38	$948	$761	$259	$—	$49	$—	$2,055

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

Loans evaluated under the Company's credit risk rating process that do not meet the criteria above are considered Pass rated loans.

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades. In addition, a sample of smaller pass rated loans is completed. The primary responsibility for this review rests with loan administration personnel. This review is supplemented with periodic examinations of both selected credits and the credit review process by the Company’s internal audit function and applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit continues to share similar risk characteristics with collectively evaluated loan pools, or whether credit losses for the loan should be evaluated on an individual loan basis.

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and year of origination as of June 30, 2026. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
1-4 Family residential real estate
Pass	$267,372	$144,308	$79,615	$102,798	$145,247	$206,727	$133,453	$1,079,520
Watch	730	620	285	45	316	150	11	2,157
Special Mention	—	—	—	—	—	—	—	—
Substandard	393	332	893	414	1,062	727	14	3,835
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$268,495	$145,260	$80,793	$103,257	$146,625	$207,604	$133,478	$1,085,512

Non-owner occupied commercial real estate
Pass	$253,267	$114,283	$58,459	$137,095	$223,813	$98,749	$10,864	$896,530
Watch	1,512	165	—	—	188	—	—	1,865
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,393	2,086	22,270	—	—	25,749
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$254,779	$114,448	$59,852	$139,181	$246,271	$98,749	$10,864	$924,144

Owner occupied commercial real estate
Pass	$134,106	$56,579	$49,383	$51,235	$63,481	$80,131	$24,821	$459,736
Watch	1,564	724	3,844	498	1,997	148	351	9,126
Special Mention	—	—	—	—	—	—	—	—
Substandard	559	—	983	870	283	433	—	3,128
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$136,229	$57,303	$54,210	$52,603	$65,761	$80,712	$25,172	$471,990

Multi-family real estate
Pass	$61,626	$78,690	$15,190	$184,640	$61,734	$58,412	$8,142	$468,434
Watch	—	1,534	—	—	—	—	—	1,534
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$61,626	$80,224	$15,190	$184,640	$61,734	$58,412	$8,142	$469,968

Construction and land development
Pass	$159,733	$86,681	$26,671	$23,875	$4,274	$193	$2,238	$303,665
Watch	—	—	—	—	—	53	—	53
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	355	5,743	190	—	—	—	6,288
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$159,733	$87,036	$32,414	$24,065	$4,274	$246	$2,238	$310,006

Agriculture real estate
Pass	$86,362	$29,729	$18,924	$23,922	$33,715	$34,350	$24,771	$251,773
Watch	22,209	9,767	211	494	5,285	3,450	903	42,319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3	940	—	—	768	—	1,711
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$108,571	$39,499	$20,075	$24,416	$39,000	$38,568	$25,674	$295,803

Commercial and industrial
Pass	$193,173	$84,533	$18,829	$7,633	$23,615	$13,235	$185,896	$526,914
Watch	5,388	810	4,028	2,066	—	214	8,414	20,920
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,196	3,225	136	20	17	129	—	4,723
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$199,757	$88,568	$22,993	$9,719	$23,632	$13,578	$194,310	$552,557

Agriculture production
Pass	$46,222	$13,214	$5,622	$2,533	$723	$511	$114,435	$183,260
Watch	9,340	3,170	1,303	151	69	621	13,076	27,730
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	5,611	2,346	141	17	50	—	8,165
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$55,562	$21,995	$9,271	$2,825	$809	$1,182	$127,511	$219,155

Consumer
Pass	$29,342	$11,259	$5,148	$3,584	$1,373	$871	$1,502	$53,079
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	27	18	—	—	5	65
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$29,342	$11,274	$5,175	$3,602	$1,373	$871	$1,507	$53,144

All other loans
Pass	$1,625	$6,027	$691	$102	$41	$1,043	$—	$9,529
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$1,625	$6,027	$691	$102	$41	$1,043	$—	$9,529

Total Loans
Pass	$1,232,828	$625,303	$278,532	$537,417	$558,016	$494,222	$506,122	$4,232,440
Watch	40,743	16,790	9,671	3,254	7,855	4,636	22,755	105,704
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,148	9,541	12,461	3,739	23,649	2,107	19	53,664
Doubtful	—	—	—	—	—	—	—	—
Total	$1,275,719	$651,634	$300,664	$544,410	$589,520	$500,965	$528,896	$4,391,808

At June 30, 2026, PCD loans were comprised of $24.7 million of credits rated “Pass”; $69,000 of credits rated “Watch”; no credits rated “Special Mention”; $6.5 million of credits rated “Substandard”; and no credits rated “Doubtful”.

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

Past Due Loans. The following tables present the Company’s loan portfolio aging analysis as of June 30, 2026 and 2025. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2026	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,077	$2,232	$2,475	$5,784	$1,079,728	$1,085,512	$—
Non-owner occupied commercial real estate	—	—	—	—	924,144	924,144	—
Owner occupied commercial real estate	590	292	889	1,771	470,219	471,990	—
Multi-family real estate	—	—	—	—	469,968	469,968	—
Construction and land development	196	101	5,933	6,230	303,776	310,006	—
Agriculture real estate	—	408	1,708	2,116	293,687	295,803	—
Commercial and industrial	1,231	635	1,066	2,932	549,625	552,557	—
Agriculture production	864	5,302	2,192	8,358	210,797	219,155	—
Consumer	326	96	32	454	52,690	53,144	—
All other loans	—	—	—	—	9,529	9,529	—
Total loans	$4,284	$9,066	$14,295	$27,645	$4,364,163	$4,391,808	$—

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2025	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,317	$1,973	$2,442	$5,732	$986,713	$992,445	$—
Non-owner occupied commercial real estate	62	—	5,784	5,846	882,471	888,317	—
Owner occupied commercial real estate	—	116	989	1,105	441,879	442,984	—
Multi-family real estate	—	—	—	—	422,758	422,758	—
Construction and land development	315	12	5,743	6,070	326,335	332,405	—
Agriculture real estate	178	11	2,613	2,802	242,181	244,983	—
Commercial and industrial	1,055	219	1,837	3,111	507,148	510,259	—
Agriculture production	163	164	78	405	205,723	206,128	—
Consumer	380	98	74	552	54,835	55,387	—
All other loans	—	—	—	—	5,102	5,102	—
Total loans	$3,470	$2,593	$19,560	$25,623	$4,075,145	$4,100,768	$—

At June 30, 2026 there were two PCD loans totaling $6.2 million that were greater than 90 days past due, and there were three at June 30, 2025 totaling $6.2 million.

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

Collateral-dependent Loans. The following table presents the Company’s collateral-dependent loans and related ACL at June 30, 2026 and 2025:

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2026	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$2,224	$—	$—	$2,224	$—
Non-owner occupied commercial real estate	25,749	—	—	25,749	4,319
Owner occupied commercial real estate	3,827	—	468	4,295	512
Construction and land development	5,743	545	—	6,288	143
Agriculture real estate	2,949	—	—	2,949	125
Commercial and industrial	1,114	—	3,246	4,360	993
Agriculture production	—	—	8,080	8,080	1,198
Total loans	$41,606	$545	$11,794	$53,945	$7,290

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2025	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$752	$—	$—	$752	$117
Non-owner occupied commercial real estate	31,764	—	—	31,764	6,456
Owner occupied commercial real estate	811	—	541	1,352	290
Construction and land development	5,743	661	—	6,404	161
Agriculture real estate	1,695	—	—	1,695	—
Commercial and industrial	494	—	3,128	3,622	1,129
Total loans	$41,259	$661	$3,669	$45,589	$8,153

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at June 30, 2026 and 2025.

	June 30,
(dollars in thousands)	2026	2025
1-4 Family residential real estate	$3,402	$2,847
Non-owner occupied commercial real estate	3,575	5,784
Owner occupied commercial real estate	1,071	1,309
Construction and land development	5,974	5,789
Agriculture real estate	1,989	3,268
Commercial and industrial	3,688	3,442
Agriculture production	7,898	505
Consumer	58	96
Total loans	$27,655	$23,040

At June 30, 2026, there were 40 nonaccrual loans totaling $11.9 million, and at June 30, 2025 there were four nonaccrual loans totaling $7.4 million, that were individually evaluated for which no ACL was recorded.

Modifications to Borrowers Experiencing Financial Difficulty. During fiscal 2026, four loans totaling $5.8 million, were modified for borrowers experiencing financial difficulty. During fiscal 2025, ten loans totaling $25.7 million were modified for borrowers experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at June 30, 2026 and 2025 are shown in the following tables segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

June 30, 2026
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	1,512	—	—	—	0.16%
Owner occupied commercial real estate	—	3,731	—	—	0.79%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	589	—	—	0.11%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$1,512	$4,320	$—	$—	0.13%

	June 30, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$24	$—	0.00%
Non-owner occupied commercial real estate	—	22,270	—	—	2.51%
Owner occupied commercial real estate	—	—	—	2,701	0.61%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	661	0.20%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	54	—	—	0.01%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$22,324	$24	$3,362	0.63%

None of the modifications made during fiscal 2026 or 2025 were more than 90 days past due. There were no loans that experienced a default during the fiscal years ended June 30, 2026 or June 30, 2025, after being granted a modification within the preceding twelve months. As of June 30, 2026, there were no commitments to lend funds to these borrowers. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the ACL on an individual basis, using the same process that it utilizes for other adversely classified loans. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the allowance. As a result, a change to the ACL is generally not recorded upon modification.

Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure, deed in lieu, or in-substance repossession. As of June 30, 2026 and June 30, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $88,000 and $0, respectively. In addition, as of June 30, 2026 and 2025, the Company had residential mortgage loans and home equity loans with a carrying value of $903,000 and $769,000 respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2026 and 2025, respectively:

	June 30,
(dollars in thousands)	2026	2025
Beginning Balance	$14,377	$11,101
Additions	11,043	8,816
Repayments	(9,248)	(7,228)
Change in related party	22,949	1,688
Ending Balance	$39,121	$14,377

NOTE 4: Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2026	2025
Land	$15,509	$15,386
Buildings and improvements	89,731	85,512
Construction in progress	43	2,754
Furniture, fixtures, equipment and software	31,274	29,386
Automobiles	128	118
Operating leases ROU asset	6,750	6,991
	143,435	140,147
Less accumulated depreciation	50,244	44,165
	$93,191	$95,982

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At June 30, 2026, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are included as a ROU asset in the premises and equipment, net line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The range of discount rates utilized at June 30, 2026, was 3.5% to 5.7%, and the expected lease terms ranged from 18 months to 21.6 years. At June 30, 2026, the weighted-average lease term was 15.0 years and the weighted-average discount rate was 4.75%. At June 30, 2025, the weighted-average lease term was 16.1 years and the weighted-average discount rate was 4.76%.

	June 30, 2026	June 30, 2025
Consolidated Balance Sheets
Operating leases ROU asset	$6,750	$6,991
Operating leases liability	$6,750	$6,991

	At or For the Twelve	At or For the Twelve
	Months Ended	Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Consolidated Statements of Income
Operating lease costs classified as occupancy and equipment, net expense	$1,229	$1,192
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$872	$760
ROU assets obtained in exchange for operating lease obligations:	$127	$—

At June 30, 2026, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2027	$897
2028	911
2029	882
2030	851
2031	858
Thereafter	7,025
Future lease payments expected	11,424
Less: present value discount	(4,674)
Total lease liability	$6,750

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the years ended June 30, 2026 and 2025, income recognized from these lessor agreements was $541,000 and $432,000, respectively. Income from lessor agreements was included in net occupancy and equipment, net expense.

NOTE 5: Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2026	2025
Non-interest bearing deposits	$560,704	$508,110
NOW accounts	1,074,489	1,132,298
MMDAs - non-brokered	314,350	329,837
Brokered MMDAs	10,654	1,414
Savings accounts	707,482	661,115
TOTAL NON-MATURITY DEPOSITS	2,667,679	2,632,774

Certificates of deposit - non-brokered	1,460,172	1,414,945
Brokered certificates of deposit	279,995	233,649
TOTAL CERTIFICATES	1,740,167	1,648,594
TOTAL DEPOSITS	$4,407,846	$4,281,368

Certificates
0.00-0.99%	1,932	6,211
1.00-1.99%	7,915	14,021
2.00-2.99%	36,413	8,314
3.00-3.99%	1,186,394	240,321
4.00-4.99%	507,413	1,347,081
5.00-5.99%	100	32,646
TOTAL CERTIFICATES	$1,740,167	$1,648,594

The aggregate amount of deposits with a minimum denomination of $250,000 was $1.5 billion and $1.4 billion at June 30, 2026 and 2025, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2026 to June 30, 2027	$1,442,684
July 1, 2027 to June 30, 2028	185,317
July 1, 2028 to June 30, 2029	61,837
July 1, 2029 to June 30, 2030	26,940
July 1, 2030 to June 30, 2031	23,389
TOTAL	$1,740,167

Brokered certificates totaled $280.0 million and $233.6 million at June 30, 2026 and 2025, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2026 and 2025 totaled approximately $12.7 million and $14.4 million, respectively.

NOTE 6:  Repurchase Agreements

Securities sold under agreements to repurchase totaled $20.0 million at June 30, 2026, an increase of $5.0 million from $15.0 million at June 30, 2025. The following table sets forth the outstanding amounts and interest rates as of June 30, 2026 and June 30, 2025:

	June 30,	June 30,
(dollars in thousands)	2026	2025
Period-end balance	$20,000	$15,000
Average balance during the period	19,511	14,330
Maximum month-end balance during the period	20,000	15,000
Average interest during the period	4.13%	5.35%
Period-end interest rate	4.05%	5.11%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	June 30,	June 30,
(dollars in thousands)	2026	2025
Mortgage-backed securities (MBS)	$19,301	$15,353

NOTE 7:  Advances from Federal Home Loan Bank

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate loans, one- to four-family mortgage loans and multi-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $1.6 billion and $1.5 billion were pledged to the FHLB at June 30, 2026 and 2025, respectively. The principal maturities and weighted average rates of FHLB advances at June 30, 2026 and 2025, are below:

	June 30, 2026		June 30, 2025
	Amount	Weighted	Amount	Weighted
FHLB Advance Maturities	(dollars in thousands)	Rate	(dollars in thousands)	Rate
Maturing within one year	$65,424	3.99%	$16,995	4.04%
Maturing one year through two years	45,000	4.08%	37,057	4.00%
Maturing two years through three years	20,000	4.12%	45,000	4.08%
Maturing three years through four years	—	—%	5,000	4.19%
Maturing four years through five years	—	—%	—	—%
Thereafter	—	—%	—	—%
TOTAL	$130,424	4.04%	$104,052	4.05%

Of the advances outstanding at June 30, 2026, none are callable by the FHLB prior to maturity. In addition to the above advances, the Bank had additional available credit amounting to $918.4 million and $752.6 million with the FHLB at June 30, 2026 and 2025, respectively.

NOTE 8: Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United

States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At June 30, 2026, the Debentures carried an interest rate of 6.68%. The balance of the Debentures outstanding was $7.2 million at June 30, 2026 and June 30, 2025. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2026, the current rate was 6.38%. The carrying value of the debt securities was approximately $2.8 million at June 30, 2026 and June 30, 2025.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At June 30, 2026, the current rate was 5.73%. The carrying value of the debt securities was approximately $5.7 million at June 30, 2026 and $5.6 million at June 30, 2025.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and was carried at a value of $474,000 and $471,000 at June 30, 2026 and June 30, 2025, respectively.

In connection with the February 2022 Fortune merger, the Company assumed $7.5 million in fixed-to-floating rate subordinated notes. The notes had been issued in May 2021 by Fortune to a multi-lender group, bear interest through May 2026 at a fixed rate of 4.5%, and were to bear interest thereafter at SOFR plus 3.77%. The Company retired this debt in May 2026 when the notes became redeemable. The carrying value of the notes were $0 million at June 30, 2026 and approximately $7.5 million at June 30, 2025.

NOTE 9: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2026, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2026. Total 401(k) expense for fiscal 2026, 2025, and 2024, was $3.3 million, $2.4 million, and $2.8 million, respectively. At June 30, 2026 and 2025, 401(k) plan participants held approximately 424,000 and 418,000 shares, respectively, of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

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

As of June 30, 2026, no options remained outstanding and there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. No options to purchase shares were vested in fiscal 2026, 2025, or 2024. There were no shares exercised in fiscal 2026 or fiscal 2025, and 10,000 shares were exercised in fiscal 2024.

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

Under the 2017 Plan, as of June 30, 2026, options to purchase 161,500 shares had been granted to employees and directors, of which 18,200 options had been exercised, 18,300 had been forfeited, and 125,000 remained outstanding. As of June 30, 2026, there was $435,000 in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2017 Plan at June 30, 2026, was $4.3 million, and there were no options exercisable that were out-of-the-money at June 30, 2026, with a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2026, 2025, and 2024 was $592,000, $218,000, and $126,000, respectively.

Under the 2017 Plan, full value awards totaling 26,600 were issued to employees and directors in fiscal 2024, and none in fiscal 2025 or fiscal 2026. All full value awards were in the form of either:

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

During fiscal 2026, 2025, and 2024, full value awards of 15,403, 29,523, and 16,624 shares were vested, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the vesting period. Compensation expense for full value awards under the 2017 Plan for fiscal 2026, 2025, and 2024 was $536,000, $845,000, and $903,000, respectively. At June 30, 2026, unvested compensation expense related to full value awards under the 2017 Plan was approximately $833,000.

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

Under the 2024 Plan, as of June 30, 2026, options to purchase 34,250 shares had been granted to employees and directors, of which none had been exercised or forfeited, and 34,250 remained outstanding. As of June 30, 2026, there was $411,000 in remaining unrecognized compensation expense related to unvested stock options under the 2024 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding under the 2024 Plan at June 30, 2026, was $626,000, and there were no options exercisable that were out-of-the-money at June 30, 2026, with a strike price in excess of the market price. The intrinsic value of options vested in fiscal 2026 was $38,000, and $0 in fiscal 2025.

Under the 2024 Plan, full value awards totaling 25,000 and 22,800 shares were issued to employees and directors in fiscal 2026 and 2025, respectively. All full value awards were in the form of either:

●	restricted stock vesting at the rate of one-fifth of such shares per year,
●	performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a trailing three-year period.

During fiscal 2026, full value awards of 4,550 shares were vested, and none were vested in fiscal 2025. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the vesting period. Compensation expense for full value awards under the 2024 Plan for fiscal years 2026 and 2025 was $388,000 and $115,000, respectively. At June 30, 2026, unvested compensation expense related to full value awards under the 2024 Plan was approximately $2.3 million.

Changes in options outstanding under the 2003 Plan, the 2017 Plan, and the 2024 Plan were as follows:

	2026		2025		2024
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$42.76	152,500	$34.43	140,500	$39.63	148,000
Granted	56.58	22,250	60.42	12,000	40.74	23,500
Exercised	37.67	(12,200)	—	—	24.49	(16,000)
Forfeited	43.78	(3,300)	—	—	42.35	(15,000)
Outstanding at year-end	$45.06	159,250	$42.76	152,500	$34.43	140,500
Options exercisable at year-end	$41.00	96,800	$39.51	88,500	$38.44	65,800

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2026, 2025, and 2024:

	2026	2025	2024
Assumptions:
Expected dividend yield	1.79%	1.52%	2.06%
Expected volatility	33.35%	36.53%	34.89%
Risk-free interest rate	4.02%	4.55%	4.12%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$22.27	$27.06	$15.88

The table below summarizes information about stock options outstanding under the 2017 Plan, and the 2024 Plan at June 30, 2026:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
19 mo.	11,500	37.31	11,500	37.31
30 mo.	11,500	34.35	11,500	34.35
44 mo.	11,500	37.40	11,500	37.40
55 mo.	20,000	34.91	20,000	34.91
67 mo.	10,000	53.82	8,000	53.82
73 mo.	7,500	46.59	4,500	46.59
80 mo.	31,000	46.94	18,600	46.94
87 mo.	3,500	40.28	1,400	40.28
91 mo.	18,500	40.82	7,400	40.82
104 mo.	12,000	60.42	2,400	60.42
112 mo.	11,000	50.05	—	50.05
116 mo.	11,250	62.96	—	62.96

NOTE 10: Income Taxes

The Company adopted ASU 2023-09 on a prospective basis on July 1, 2025. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the expected income tax expense (benefit) and effective tax rate, computed by applying the effective statutory rate of 21% for the year ended June 30, 2026 as follows:

	For the year ended June 30
(dollars in thousands)	2026
U.S. Federal statutory tax rate	$18,292	21.0%
State and local income taxes, net of federal income tax effect (1)	431	0.5%
Nontaxable or nondeductible items:
Nontaxable municipal income	(564)	(0.6)%
Cash surrender value of Bank-owned life insurance	(540)	(0.6)%
Tax credit benefits	(2,447)	(2.8)%
Other, net	93	0.1%
Actual provision	$15,265	17.5%

(1) State taxes in Missouri made up the majority (greater than 50%) of the tax effect in this category.

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the expected income tax expense (benefit), computed by applying the effective federal statutory rate of 21% for each year to income before income tax expense is as follows:

	For the years ended June 30,
(dollars in thousands)	2025	2024
Tax at statutory rate	$15,539	$13,253
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(332)	(471)
State tax, net of Federal benefit	653	412
Cash surrender value of Bank-owned life insurance	(438)	(401)
Tax credit benefits	(710)	(12)
Other, net	704	147
Actual provision	$15,416	$12,928

For the years ended June 30, 2026, 2025, and 2024, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR). Tax credit benefits are recognized under the proportional amortization method of accounting for investments in tax credits.

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	June 30, 2026	June 30, 2025
Deferred tax assets:
Provision for losses on loans	$13,053	$12,225
Accrued compensation and benefits	1,283	1,210
NOL carry forwards acquired	18	24
Unrealized loss on available-for-sale securities	2,749	3,201
Other	887	552
Total deferred tax assets	17,990	17,212

Deferred tax liabilities:
Purchase accounting adjustments	2,423	2,604
Depreciation	4,606	4,468
FHLB stock dividends	120	120
Prepaid expenses	563	586
Total deferred tax liabilities	7,712	7,778
Net deferred tax asset	$10,278	$9,434

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state tax examinations by tax authorities for tax years ending June 30, 2022 and before. The Company’s Missouri income tax returns for the fiscal years ended June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company recognized no interest or penalties related to income taxes for the periods presented.

As of June 30, 2026, the Company had approximately $82,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

The Company adopted ASU 2023-09 on a prospective basis on July 1, 2025. The following table represents income taxes paid, net of refunds received, disaggregated by federal, and state taxes, including income taxes paid, net of refunds received, in individual jurisdictions that are equal to or greater than 5% of total income taxes paid:

For the year ended
June 30,
(dollars in thousands)	2026
U.S. Federal income taxes paid	$9,128
State income taxes paid	11
Total income taxes paid	$9,139

NOTE 11: Accumulated Other Comprehensive Loss (AOCL)

The components of AOCL, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2026	2025
Net unrealized loss on securities available-for-sale	$(12,493)	$(14,551)
Unrealized loss from defined benefit pension plan	(24)	(25)
	(12,517)	(14,576)
Tax effect	2,745	3,198
Net of tax amount	$(9,772)	$(11,378)

Amounts reclassified from AOCL and the affected line items in the consolidated statements of income during the years ended June 30, 2026 and 2025, were as follows:

	Amounts Reclassified From AOCL
(dollars in thousands)			Affected Line Item in the Condensed
	2026	2025	Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$—	$48	Net realized gains (losses) on sale of AFS securities
Amortization of defined benefit pension items	$1	$2	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	1	50
Tax benefit	0	11	Provision for income tax
Total reclassification out of AOCL	$1	$40	Net Income

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of June 30, 2026 and 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In August 2020, the Federal banking agencies adopted a final rule updating a December 2018 rule regarding the impact on regulatory capital of adoption of the CECL standard. The rule now allows institutions that adopt the CECL standard in 2020 a five-year transition period to recognize the estimated impact of adoption on regulatory capital. The Company and the Bank elected to exercise the option to recognize the impact of adoption over the five-year period, and have fully completed the transition period as of June 30, 2026.

As of June 30, 2026, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2026	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$618,987	13.81%	$358,650	8.00%	$	n/a	n/a
Southern Bank	592,351	13.37%	354,515	8.00%		443,143	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	562,917	12.56%	268,988	6.00%		n/a	n/a
Southern Bank	536,920	12.12%	265,886	6.00%		354,515	8.00%
Tier I Capital (to Average Assets)
Consolidated	562,917	11.03%	204,072	4.00%		n/a	n/a
Southern Bank	536,920	10.45%	205,606	4.00%		257,007	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	547,151	12.20%	201,741	4.50%		n/a	n/a
Southern Bank	536,920	12.12%	199,414	4.50%		288,043	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$577,150	13.95%	$331,050	8.00%	$	n/a	n/a
Southern Bank	545,293	13.34%	326,920	8.00%		408,650	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	517,842	12.51%	248,288	6.00%		n/a	n/a
Southern Bank	494,186	12.09%	245,190	6.00%		326,920	8.00%
Tier I Capital (to Average Assets)
Consolidated	517,842	10.61%	195,249	4.00%		n/a	n/a
Southern Bank	494,186	10.05%	196,782	4.00%		245,977	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	502,197	12.14%	186,216	4.50%		n/a	n/a
Southern Bank	494,186	12.09%	183,892	4.50%		265,622	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2026, approximately $102.7 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

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

The Company had total outstanding standby letters of credit amounting to $7.5 million at June 30, 2026, and $4.6 million at June 30, 2025, with terms ranging from 12 to 24 months. At June 30, 2026, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $948.5 million in commitments to extend credit at June 30, 2026, and $944.0 million at June 30, 2025.

At June 30, 2026, total commitments to originate fixed-rate loans with terms in excess of one year were $182.4 million at rates ranging from 4.65% to 8.25%, with a weighted-average rate of 6.59%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $1.6 billion at June 30, 2026, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

Legal proceedings. Periodically, there have been various claims and lawsuits involving the Company or the Bank, mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Company or the Bank holds security interests, claims involving the making and servicing of real property loans and other activities incident to the Company’s or the Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s or the Bank’s ordinary business, the Company and the Bank are not parties to any material pending legal proceedings which, in the opinion of management, are expected to have a material effect on the financial condition or operations of the Company.

NOTE 14: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	June 30,
(dollars in thousands except per share data)	2026	2025	2024

Net income	$71,839	$58,578	$50,182
Less: distributed earnings allocated to participating securities	(49)	(47)	(49)
Less: undistributed earnings allocated to participating securities	(265)	(217)	(208)
Net income available to common stockholders	$71,525	$58,314	$49,925

Denominator for basic earnings per share
Weighted-average shares outstanding	11,101,806	11,234,703	11,292,634
Effect of dilutive securities stock options or awards	29,234	23,266	8,645
Denominator for diluted earnings per share	11,131,040	11,257,969	11,301,279

Basic earnings per share available to common stockholders	$6.44	$5.19	$4.42
Diluted earnings per share available to common stockholders	$6.43	$5.18	$4.42

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 34,250, 81,175, and 79,830 were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

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

Recurring Measurements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and 2025:

	Fair Value Measurements at June 30, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of states and political subdivisions	$23,384	$—	$23,384	$—
Corporate obligations	28,072	—	28,072	—
Asset-backed securities	42,306	—	42,306	—
Other securities	2,955	—	2,955	—
MBS and CMOs	354,058	—	354,058	—
Mortgage servicing rights	2,313	—	—	2,313
Derivative financial instruments	320	—	320	—
Liabilities:
Derivative financial instruments	274	—	274	—

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of states and political subdivisions	$24,263	$—	$24,263	$—
Corporate obligations	30,642	—	30,642	—
Asset-backed securities	42,481	—	42,481	—
Other securities	3,964	—	3,964	—
MBS and CMOs	359,494	—	359,494	—
Mortgage servicing rights	2,297	—	—	2,297
Derivative financial instruments	912	—	912	—
Liabilities:
Derivative financial instruments	877	—	877	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2026.

AFS Securities. When quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated using pricing models, or quoted prices of securities with similar characteristics. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following table summarizes the change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended June 30, 2026 and 2025:

	June 30,
(dollars in thousands)	2026	2025
MSR, beginning	$2,297	$2,448
Originations	234	171
Amortization	(231)	(214)
Change in fair value	13	(108)
MSR, ending	$2,313	$2,297

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2026 and 2025:

	Fair Value Measurements at June 30, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,160	$—	$—	$1,160
Collateral dependent loans	30,443	—	—	30,443

	Fair Value Measurements at June 30, 2025, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$625	$—	$—	$625
Collateral dependent loans	24,368	—	—	24,368

The following table presents gains and losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2026 and 2025:

(dollars in thousands)	2026	2025
Foreclosed and repossessed assets held for sale	$737	$(45)
Total losses (gains) on assets measured on a non-recurring basis	$737	$(45)

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

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2026 and 2025.

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2026	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,160	Third party appraisal	Marketability discount	11.8 - 25.3%	12.8%
Collateral dependent loans	30,443	Collateral value	Marketability discount	8.0 - 100.0%	32.6%

				Range
	Fair value at	Valuation	Unobservable	of	Weighted-average
(dollars in thousands)	June 30, 2025	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$625	Third party appraisal	Marketability discount	25.6 -25.6%	25.6%
Collateral dependent loans	24,368	Collateral value	Marketability discount	0.0 -100.0%	14.1%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2026 and 2025:

	June 30, 2026
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$90,966	$90,966	$—	$—
Stock in FHLB	10,930	—	10,930	—
Stock in Federal Reserve Bank of St. Louis	9,181	—	9,181	—
Loans held for sale	1,787	—	1,787	—
Loans receivable, net	4,336,896	—	—	4,275,156
Accrued interest receivable	26,868	—	26,868	—
Financial liabilities
Deposits	4,407,846	2,669,144	—	1,736,455
Securities sold under agreements to repurchase	20,000	—	20,000	—
Advances from FHLB	130,424	—	130,428	—
Accrued interest payable	11,782	—	11,782	—
Subordinated debt	15,766	—	—	15,358
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2025
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$192,859	$192,859	$—	$—
Interest-bearing time deposits	246	—	246	—
Stock in FHLB	9,361	—	9,361	—
Stock in Federal Reserve Bank of St. Louis	9,139	—	9,139	—
Loans held for sale	431	—	—	—
Loans receivable, net	4,048,961	—	—	3,976,696
Accrued interest receivable	26,018	—	26,018	—
Mortgage servicing rights	2,297	—	—	2,297
Derivative financial instruments	912	—	912	—
Financial liabilities
Deposits	4,281,368	2,632,774	—	1,650,046
Securities sold under agreements to repurchase	15,000	—	15,000	—
Advances from FHLB	104,052	—	104,561	—
Accrued interest payable	14,186	—	14,186	—
Subordinated debt	23,208	—	—	21,722
Derivative financial instruments	877	—	877	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Fair Value Hedges. The Company executed two interest rate swaps with original notional amounts totaling $20.0 million during fiscal 2025, and executed two interest rate swaps with original notional amounts totaling $40.0 million during fiscal 2024, for a total of $60.0 million outstanding as of June 30, 2026, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family residential real estate loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the consolidated statements of income during the year ended June 30, 2026 was $18,000 compared to $364,000 and $28,000 in the fiscal years ended June 30, 2025 and June 30, 2024, respectively.

The notional amounts and estimated fair values of the Company’s interest rate swaps at June 30, 2026 and June 30, 2025 are presented in the table below.

June 30, 2026
Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$171	$125

June 30, 2025
Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$912	$877

The carrying amount of the hedged assets, located in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at June 30, 2026 and June 30, 2025 are presented in the table below.

June 30, 2026
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged Assets
1-4 Family interest rate swaps	$401,139	$99

June 30, 2025
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged Assets
1-4 Family interest rate swaps	$474,855	$892

A

Non-Hedging Interest Rate Derivatives. During the fiscal year ended June 30, 2026, the Company entered into two interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into interest rate swap contracts executed with customers to assist them in managing their interest rate risk while executing offsetting interest rate swaps with an upstream counterparty. Additionally, the Company receives an upfront, non-refundable fee from the upstream counterparty, dependent upon the pricing, that is recognized in noninterest income upon receipt from the counterparty. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that were not designated as hedging instruments as of June 30, 2026 are summarized as follows:

	June 30, 2026
		Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
Non-Hedging interest rate swap contracts	$28,500	$149	$—
Non-Hedging interest rate swap contracts	28,500	—	149

NOTE 17: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
(dollars in thousands)	2026	2025

Condensed Balance Sheets
Assets
Cash and cash equivalents	$13,535	$18,449
Other assets	51,715	51,483
Investment in common stock of Bank	542,113	498,347
TOTAL ASSETS	$607,363	$568,279

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$919	$379
Subordinated debt	15,766	23,208
TOTAL LIABILITIES	16,685	23,587
Stockholders' equity	590,678	544,692
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$607,363	$568,279

	Year ended June 30,
(dollars in thousands)	2026	2025	2024

Condensed Statements of Income
Interest income	$33	$37	$41
Interest expense	1,457	1,628	1,742
Net interest expense	(1,424)	(1,591)	(1,701)
Dividends from the Bank	33,500	17,000	16,000
Operating expenses	1,145	1,248	1,018
Income before income taxes and equity in undistributed income of the Bank	30,931	14,161	13,281
Income tax (expense) benefit	539	(54)	571
Income before equity in undistributed income of the Bank	31,470	14,107	13,852
Equity in undistributed income of the Bank	40,369	44,471	36,330
NET INCOME	$71,839	$58,578	$50,182
COMPREHENSIVE INCOME	$73,445	$64,655	$54,652

	Year ended June 30,
(dollars in thousands)	2026	2025	2024
Condensed Statements of Cash Flow
Cash Flows from operating activities:
Net income	$71,839	$58,578	$50,182
Changes in:
Equity in undistributed income of the Bank	(40,369)	(44,471)	(36,330)
Other adjustments, net	825	753	56
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,295	14,860	13,908

NET CASH USED IN INVESTING ACTIVITIES	—	—	—

Cash flows from financing activities:
Dividends on common stock	(11,132)	(10,378)	(9,526)
Payments to acquire treasury stock	(18,577)	—	(3,857)
Repayments of subordinated debt	(7,500)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(37,209)	(10,378)	(13,383)

Net (decrease) increase in cash and cash equivalents	(4,914)	4,482	525
Cash and cash equivalents at beginning of year	18,449	13,967	13,442
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,535	$18,449	$13,967

NOTE 18: Segment Reporting

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

Based on this assessment, the Company’s financial statement disclosures fully comply with ASU 2023-07, and no additional qualitative segment disclosures are necessary.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2026, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of June 30, 2026, has been audited by Forvis Mazars, L.L.P., an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, is set forth below.

Date: September 11, 2026	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
	By:	/s/ Jane E. Butler
Jane E. Butler
Sr. Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of June 30, 2026 and 2025, and for each of the three years in the period ended June 30, 2026, and our report dated September 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Springfield, Missouri

September 11, 2026

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2026, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a–1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” and is incorporated herein by reference.

Insider Trading Policy

Information concerning our insider trading policy is incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders to be held in October 2026, a copy of which will be filed no later than 120 days after the close of the fiscal year. In addition, a copy of our insider trading policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended June 30, 2026.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Schalk, Brooks, Hensley, Robison, Tooley, and McClain, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2026, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Change in Control

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2026, with respect to compensation plans under which shares of common stock may be issued.

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	159,250	$45.06	503,788	(1)
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	159,250	$45.06	503,788
(1)	Under the terms of the 2024 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 650,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 503,788 shares remaining available for future awards under the plan, as of June 30, 2026, reflects the 650,000 shares originally available under the shares authorization, less awards of 34,250 option shares, and 47,800 full value shares (counted on a 2.5-for-1 basis, or 119,500) plus forfeitures of 3,015 full value shares (counted on a 2.5-for-1 basis, or 7,538 shares).

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and Director independence required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year. The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Springfield, Missouri.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements:

The following are contained in Part II, Item 8 of this Form 10-K:

(a)(2)Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)Exhibits:

(b)Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

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

		(vii)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	8.	Change-in-Control Agreements
		(i)	Change-in-Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in-Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Amended and Restated Change-in-Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Form 8-K for the event on July 23, 2025 and incorporated herein by reference)
		(v)	Amended and Restated Change-in-Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Form 8-K for the event on February 18, 2025, and incorporated herein by reference)
		(vi)	Amended and Restated Change-in-Control Agreement with Lance Greunke (filed as an exhibit to the Registrant’s Form 8-K for the event on February 18, 2025, and incorporated herein by reference)
		(vii)	Change-in-Control Agreement with Stefan Chkautovich (filed as an exhibit to the Registrant’s Form 8-K for the event on February 18, 2025, and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2026
10.2	Director Fee Arrangements for 2026
19	Insider Trading Policy
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
97

Policy Relating to Recovery of Erroneously Awarded Compensation (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 and incorporated herein by reference)

101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Date:	September 11, 2026	By:	/s/ Greg A. Steffens
Greg A. Steffens
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 11, 2026
Greg A. Steffens
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 11, 2026
L. Douglas Bagby
Vice-Chairman and Director

By:	/s/ Rebecca McLane Brooks	September 11, 2026
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 11, 2026
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 11, 2026
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 11, 2026
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 11, 2026
Todd E. Hensley
Director

By:	/s/ Daniel L. Jones	September 11, 2026
Daniel L. Jones
Director

By:	/s/ David L. McClain	September 11, 2026
David L. McClain
Director

By:	/s/ Kenneth J. Bower	September 11, 2026
Kenneth J. Bower Director

By:	/s/ Daniel P. McCoy	September 11, 2026
Daniel P. McCoy Director

By:	/s/ Stefan Chkautovich	September 11, 2026
Stefan Chkautovich
Chief Financial Officer (Principal Financial Officer)
By:	/s/ Jane E. Butler	September 11, 2026
Jane E. Butler
Chief Accounting Officer (Principal Accounting Officer)