Form 10-Q
period 2026-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2026-11-06
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2026
Common Stock, Par Value $.01	10,927,606 shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2026 AND JUNE 30, 2026

	September 30, 2026	June 30, 2026
(dollars in thousands)	(unaudited)

Assets
Cash and cash equivalents	$97,134	$90,966
Available-for-sale securities	454,058	450,775
Stock in FHLB	10,661	10,930
Stock in Federal Reserve Bank of St. Louis	9,196	9,181
Loans held for sale	421	1,787
Loans receivable, net of ACL of $58,274 and $54,912 at September 30, 2026 and June 30, 2026, respectively	4,397,399	4,336,896
Accrued interest receivable	31,951	26,868
Premises and equipment, net	92,794	93,191
Bank owned life insurance – cash surrender value	77,472	77,117
Goodwill	50,727	50,727
Other intangible assets, net	19,203	19,893
Prepaid expenses and other assets	68,242	68,050
Total assets	$5,309,258	$5,236,381

Liabilities and Stockholders' Equity
Deposits	$4,473,964	$4,407,846
Securities sold under agreements to repurchase	25,000	20,000
Advances from FHLB	122,714	130,424
Accounts payable and other liabilities	59,629	59,885
Accrued interest payable	11,010	11,782
Subordinated debt	15,793	15,766
Total liabilities	4,708,110	4,645,703

Commitments and contingencies

Common stock, $.01 par value; 25,000,000 shares authorized; 12,011,787 and 12,009,617 shares issued at September 30, 2026 and June 30, 2026, respectively	120	120
Additional paid-in capital	223,961	223,597
Retained earnings	436,414	420,283
Treasury stock of 1,017,175 and 998,508 shares at September 30, 2026 and June 30, 2026, respectively, at cost	(44,906)	(43,550)
Accumulated other comprehensive loss	(14,441)	(9,772)
Total stockholders' equity	601,148	590,678
Total liabilities and stockholders' equity	$5,309,258	$5,236,381

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2026	2025

Interest Income
Loans	$70,170	$66,460
Investment securities	1,215	1,305
Mortgage-backed securities	4,033	4,151
Other interest-earning assets	409	1,114
Total interest income	75,827	73,030
Interest Expense
Deposits	28,178	28,940
Securities sold under agreements to repurchase	233	200
Advances from FHLB	1,178	1,081
Subordinated debt	297	391
Total interest expense	29,886	30,612
Net Interest Income	45,941	42,418
Provision for Credit Losses	2,954	4,500
Net Interest Income After Provision for Credit Losses	42,987	37,918
Noninterest Income
Deposit account charges and related fees	2,544	2,365
Bank card interchange income	1,651	1,530
Loan servicing fees	249	263
Other loan fees	87	194
Net realized gains on sale of loans	127	175
Earnings on bank owned life insurance	726	548
Insurance brokerage commissions	325	319
Wealth management fees	831	851
Other income	606	328
Total noninterest income	7,146	6,573
Noninterest Expense
Compensation and benefits	14,590	13,065
Occupancy and equipment, net	4,010	3,788
Data processing expense	2,650	2,513
Telecommunications expense	253	347
Deposit insurance premiums	570	620
Legal and professional fees	549	1,075
Advertising	635	614
Postage and office supplies	282	300
Intangibles amortization	687	857
Foreclosed property expenses, net	108	58
Other operating expense	2,234	1,814
Total noninterest expense	26,568	25,051
Income Before Income Taxes	23,565	19,440
Total Income Taxes	4,468	3,790
Net Income	$19,097	$15,650

Basic earnings per share	$1.73	$1.39
Diluted earnings per share	$1.73	$1.38
Dividends paid per share	$0.27	$0.25

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2026	2025

Net Income	$19,097	$15,650
Other comprehensive income (loss):
Unrealized (losses) gains on securities available-for-sale	(5,987)	3,858
Tax benefit (expense)	1,318	(849)
Total other comprehensive income (loss)	(4,669)	3,009
Comprehensive Income	$14,428	$18,659

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	For the three-month periods ended September 30, 2026
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2026	$120	$223,597	$420,283	$(43,550)	$(9,772)	$590,678

Net Income			19,097			19,097
Change in unrealized loss on available-for-sale securities					(4,669)	(4,669)
Dividends paid on common stock ($.27 per share)			(2,966)			(2,966)
Stock option expense		108				108
Stock grant expense		256				256
Treasury stock purchased				(1,356)		(1,356)
BALANCE AS OF SEPTEMBER 30, 2026	$120	$223,961	$436,414	$(44,906)	$(14,441)	$601,148

	For the three-month periods ended September 30, 2025
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Loss	Equity

BALANCE AS OF JUNE 30, 2025	$120	$221,347	$359,576	$(24,973)	$(11,378)	$544,692

Net Income			15,650			15,650
Change in unrealized loss on available-for-sale securities					3,009	3,009
Dividends paid on common stock ($.25 per share)			(2,820)			(2,820)
Stock option expense		97				97
Stock grant expense		39				39
Treasury stock purchased				(446)		(446)
BALANCE AS OF SEPTEMBER 30, 2025	$120	$221,483	$372,406	$(25,419)	$(8,369)	$560,221

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2026	2025
Cash Flows From Operating Activities:
Net Income	$19,097	$15,650
Items not requiring (providing) cash:
Depreciation	1,600	1,642
Gain on disposal of fixed assets	(2)	—
Stock option and stock grant expense	364	136
Loss on sale/write-down of foreclosed property	63	15
Amortization of intangible assets	687	857
Accretion of purchase accounting adjustments	(671)	(858)
Increase in cash surrender value of bank owned life insurance (BOLI)	(726)	(548)
Provision for credit losses	2,954	4,500
Net amortization of premiums and discounts on securities	(214)	(220)
Originations of loans held for sale	(6,007)	(5,998)
Proceeds from sales of loans held for sale	7,500	6,327
Gain on sales of loans held for sale	(127)	(175)
Changes in:
Accrued interest receivable	(5,083)	(4,573)
Prepaid expenses and other assets	801	(70)
Accounts payable and other liabilities	1,251	(2,412)
Deferred income taxes	108	879
Accrued interest payable	(772)	1,148
Net cash provided by operating activities	20,823	16,300
Cash Flows From Investing Activities:
Net increase in loans	(63,866)	(94,448)
Net change in interest-bearing deposits	—	1
Proceeds from maturities of available-for-sale securities	13,884	18,036
Purchases of Federal Home Loan Bank stock	(13,582)	(113)
Redemptions of Federal Home Loan Bank stock	13,851	127
Purchases of Federal Reserve Bank of St. Louis stock	(15)	(3)
Purchases of available-for-sale securities	(22,940)	(6,969)
Purchases of long-term investments and other assets	(75)	(150)
Redemptions of long-term investments and other assets	—	432
Purchases of premises and equipment	(1,211)	(901)
Investments in state & federal tax credits	(418)	—
Proceeds from sale of fixed assets	10	—
Proceeds from sale of foreclosed assets	236	82
Proceeds from BOLI claim	373	—
Net cash used in investing activities	(73,753)	(83,906)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	6,511	37,970
Net increase (decrease) in certificates of deposits	59,623	(38,832)
Net increase in securities sold under agreements to repurchase	5,000	5,000
Proceeds from Federal Home Loan Bank advances	298,300	1,300
Repayments of Federal Home Loan Bank advances	(306,014)	(3,314)
Purchases of treasury stock	(1,356)	(446)
Dividends paid on common stock	(2,966)	(2,820)
Net cash provided by (used in) financing activities	59,098	(1,142)
Increase (decrease) in cash and cash equivalents	6,168	(68,748)
Cash and cash equivalents at beginning of period	90,966	192,859
Cash and cash equivalents at end of period	$97,134	$124,111

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$182	$395
Conversion of loans to repossessed assets	11	75
Right of use (ROU) assets obtained in exchange for lease obligations: Operating Leases	—	30
Cash paid during the period for:
Interest (net of interest credited)	$1,881	$1,753
Income taxes	1,398	6,066

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of June 30, 2026, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2026, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by SB Real Estate Investments, LLC, and has other preferred shareholders in order to meet the requirements to be a REIT. At September 30, 2026, assets of the REIT were approximately $1.5 billion, and consisted primarily of real estate loan participations acquired from the Bank.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk consists of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company’s investment or loan portfolios resulting from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company’s investments in real estate.

Regulatory risk arises from extensive state and federal laws and regulations designed primarily to protect consumers, depositors, and deposit insurance funds rather than stockholders. Changes in these regulations, actions by supervisory authorities, or significant litigation could impose operational restrictions, require substantial compliance resources, and/or result in penalties that may negatively impact our business and stockholder value.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions, interest-bearing deposits in other depository institutions, and securities purchased under agreements to resell with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $42.7 million and $42.1 million at September 30, 2026, and June 30, 2026, respectively. Securities purchased under agreements to resell totaled $34.8 million and $35.4 million at September 30, 2026, and June 30, 2026, respectively, and are included in these totals. Other correspondent deposits are held in various commercial banks with a total of $2.0 million and $1.7 million exceeding the FDIC’s deposit insurance limits at September 30, 2026, and June 30, 2026, respectively, as well as at the Federal Reserve and the Federal Home Loan Banks of Des Moines and Chicago.

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

The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may change in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit-related factors underlying unrealized losses on AFS securities at September 30, 2026, or June 30, 2026.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2026, the date of the Company’s annual test, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the market value of the Company’s common stock; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. There was no impairment of goodwill at September 30, 2026.

Intangible Assets. The Company’s intangible assets at September 30, 2026 included gross core deposit intangibles of $39.1 million with $24.5 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.8 million, and mortgage and SBA servicing rights of $2.8 million. At June 30, 2026, the Company’s intangible assets included gross core deposit intangibles of $39.1 million with $23.9 million accumulated amortization, gross other identifiable intangibles of $6.6 million with accumulated amortization of $4.8 million, and mortgage and SBA servicing rights of $2.8 million. The Company’s core deposit and other intangible assets are being amortized using the straight line method, in accordance with ASC 350, over periods ranging from five to ten years, with amortization expense expected to be approximately $2.1 million in the remainder of fiscal 2027, $2.7 million in fiscal 2028, $2.7 million in fiscal 2029, $2.5 million in fiscal 2030, $2.5 million in fiscal 2031, and $3.9 million thereafter. As of September 30, 2026, and June 30, 2026, there was no impairment of other intangible assets indicated.

The Company records mortgage servicing rights (MSR) at fair value for all mortgage loans sold on a servicing retained basis with subsequent adjustments to fair value of MSR in accordance with FASB ASC 860. An estimate of the fair value of the Company’s MSR is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Changes in the fair value of MSR are recorded in loan servicing fees in the consolidated statements of income. MSRs totaled $2.3 million at September 30, 2026 and June 30, 2026.

Low-income housing tax credit equity investments. The Company records LIHTCs in prepaid expenses and other assets in the consolidated balance sheets and totaled $33.9 million and $34.3 million as of September 30, 2026 and June 30, 2026, respectively. In accordance with ASU 2023-02, the Company accounts for tax equity investments using the proportional amortization method. For all legally binding unfunded equity commitments, the Company increases its recognized investment and recognizes a liability. As of September 30, 2026 and June 30, 2026, the Company had liabilities of $29.0 million and $29.4 million, respectively, related to these investments that are included in accounts payable and other liabilities in the consolidated balance sheets. The federal income tax credits are claimed over a ten-year credit allowance period. The Company’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investments, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, if applicable. The Company believes potential losses from these investments are remote and does not have any loss reserves recorded related to these investments.

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

Wealth Management Assets and Fees. Assets managed in fiduciary or investment management accounts by the Company are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from fiduciary or investment management activities are recorded in the period in which the service is provided. Fees are generally a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the agreement between the customer and the Company. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out-of-pocket expenses or services not typically covered by the fee schedule for fiduciary activities are charged directly to the account on a gross basis as revenue is incurred. The Southern Wealth Management division held fiduciary assets totaling $166.7 million and $180.0 million as of September 30, 2026 and June 30, 2026, respectively, and investment management assets totaling $638.5 million and $638.7 million as of September 30, 2026 and June 30, 2026, respectively.

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

New Accounting Pronouncements:

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

Note 3:  Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, ACL, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2026
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$24,523	$—	$(1,940)	$—	$22,583
Corporate obligations	27,635	89	(209)	—	27,515
Asset-backed securities	45,369	373	(110)	—	45,632
Other securities	2,787	10	(42)	—	2,755
Total debt securities	100,314	472	(2,301)	—	98,485

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by government sponsored enterprises (GSEs)	145,490	973	(5,821)	—	140,642
Commercial MBS issued by GSEs	115,717	33	(6,349)	—	109,401
CMOs issued by GSEs	111,018	48	(5,536)	—	105,530
Total MBS and CMOs	372,225	1,054	(17,706)	—	355,573
Total AFS securities	$472,539	$1,526	$(20,007)	$—	$454,058

	June 30, 2026
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for	Fair
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Value

Debt securities:
Obligations of states and political subdivisions	$24,546	$18	$(1,180)	$—	$23,384
Corporate obligations	28,228	112	(268)	—	28,072
Asset-backed securities	42,011	404	(109)	—	42,306
Other securities	2,993	9	(47)	—	2,955
Total debt securities	97,778	543	(1,604)	—	96,717

Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs):
Residential MBS issued by government sponsored enterprises (GSEs)	148,840	1,557	(4,390)	—	146,007
Commercial MBS issued by GSEs	103,148	291	(4,553)	—	98,886
CMOs issued by GSEs	113,502	229	(4,566)	—	109,165
Total MBS and CMOs	365,490	2,077	(13,509)	—	354,058
Total AFS securities	$463,268	$2,620	$(15,113)	$—	$450,775

The amortized cost and estimated fair value of available for sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$8,513	$8,515
After one year but less than five years	22,932	22,598
After five years but less than ten years	26,278	24,762
After ten years	42,591	42,610
Total investment securities	100,314	98,485
MBS and CMOs	372,225	355,573
Total AFS securities	$472,539	$454,058

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $232.8 million and $254.1 million at September 30, 2026, and June 30, 2026, respectively.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for which an ACL has not been recorded at September 30, 2026, and June 30, 2026:

	September 30, 2026
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$10,316	$305	$12,267	$1,635	$22,583	$1,940
Corporate obligations	5,931	63	6,021	146	11,952	209
Asset-backed securities	8,997	10	884	100	9,881	110
Other securities	—	—	2,473	42	2,473	42
MBS and CMOs	157,636	2,768	137,384	14,938	295,020	17,706
Total AFS securities	$182,880	$3,146	$159,029	$16,861	$341,909	$20,007

	June 30, 2026
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$4,948	$39	$12,778	$1,141	$17,726	$1,180
Corporate obligations	3,972	28	7,554	240	11,526	268
Asset-backed securities	8,997	10	884	100	9,881	110
Other securities	—	—	2,653	47	2,653	47
MBS and CMOs	69,804	529	142,219	12,979	212,023	13,508
Total AFS securities	$87,721	$606	$166,088	$14,507	$253,809	$15,113

The following information pertaining to unrealized losses and ACL on securities, by security type, is presented as of September 30, 2026.

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

Corporate and Other Obligations. The unrealized losses on the Company’s investments in corporate obligations include five securities which have been in an unrealized loss position for less than 12 months and nine individual securities which have been in an unrealized loss position for more than 12 months. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition.

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

MBS and CMOs. The unrealized losses on the Company’s investments in MBS and CMOs include 52 individual securities which have been in an unrealized loss position for less than 12 months, and 103 individual securities which have been in an unrealized loss position for 12 months or more. The securities are performing and are of high credit quality. The unrealized losses were caused by increases in market interest rates since purchase or acquisition. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company has not recorded an ACL on these securities.

The Company does not believe that any individual unrealized loss as of September 30, 2026, is the result of a credit loss. However, the Company could be required to recognize an ACL in future periods with respect to its available for sale investment securities portfolio.

Credit Losses Recognized on Investments.  There were no credit losses recognized in income and other losses or recorded in other comprehensive loss for the three-month periods ended September 30, 2026, and 2025.

Note 4:  Loans and Allowance for Credit Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2026	June 30, 2026

1-4 Family residential real estate	$1,118,471	$1,085,512
Non-owner occupied commercial real estate	920,809	924,144
Owner occupied commercial real estate	469,331	471,990
Multi-family real estate	454,439	469,968
Construction and land development	314,496	310,006
Agriculture real estate	305,819	295,803
Total loans secured by real estate	3,583,365	3,557,423

Commercial and industrial	563,919	552,557
Agriculture production	242,444	219,155
Consumer	53,755	53,144
All other loans	12,190	9,529
Gross loans	4,455,673	4,391,808

Allowance for credit losses	(58,274)	(54,912)
Net loans	$4,397,399	$4,336,896

At September 30, 2026, net deferred loan fees of ($1.0 million) are included in the gross loan balances, by type, in the table above, compared to ($937,000) at June 30, 2026. The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, multi-family real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At September 30, 2026, the Bank had purchased participations in 53 loans totaling $110.5 million, as compared to 62 loans totaling $147.1 million at June 30, 2026.

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

Construction and Land Development Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction and land development loans originated by the Company are generally to finance the construction of owner occupied residential real estate, or to finance speculative construction of residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multi-family or commercial construction loans typically mature in 12 to 36 months. Once construction is completed, construction loans may be converted to permanent financing with monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate. Construction and land development lending risks generally include successful timely and on-budget completion of the project, followed by the sale of the property in the case of land development or non-

owner-occupied real estate, or the long-term occupancy of the property by the builder in the case of owner-occupied construction. Changes in real estate values or other economic conditions may impact the ability of a borrower to sell property developed for that purpose.

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

Agriculture Production and Agriculture Real Estate Lending. Agriculture production and agriculture real estate loans are generally comprised of seasonal operating lines to farmers to plant crops and term loans to fund the purchase of equipment, farmland, or livestock. Agricultural real estate loans generally include loans secured by row crop ground, pasture, and forestry. The Company originates substantially all agriculture production and agriculture real estate lending to borrowers headquartered in the Company’s primary lending area. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Agriculture production operating lines are typically written for one year and secured by the crop. Agricultural real estate terms offered usually have amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Risks to agricultural lending include unique factors such as commodity prices, yields, input costs, and weather, as well as farmland and farm equipment values. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans, which are unsecured or secured by rapidly depreciating assets, such as farm equipment, livestock, or crops. As compared to other loan types which generally require monthly payments, an annual payment schedule may increase risk that the Company would not timely identify a borrower experiencing financial difficulties, hindering its ability to work to mitigate losses.

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

Allowance for Credit Losses. The ACL represents the Company’s best estimate of the reserve necessary to adequately account for losses expected over the remaining contractual life of the assets. The provision for credit losses (PCL) is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate ACL. In determining the adequacy of the ACL, and therefore the provision to be charged to current earnings, the Company relies primarily on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Factors considered by the Company in developing assumptions for the allowance include historical net credit losses, the level and composition of nonaccrual, past due and modified loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

Individually Evaluated Loans. The Company individually evaluates certain loans for purposes of determining the allowance for credit losses. In general, these loans have been internally identified through the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This evaluation considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. The reviews use one of the three following alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral values are less than the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs. The ACL for individually evaluated loans totaled $7.4 million and $7.3 million at September 30, 2026, and June 30, 2026, respectively.

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

The following tables present the balance in the ACL based on portfolio segment as of September 30, 2026, and 2025 and activity in the ACL for the three-month periods ended September 30, 2026, and 2025:

	At period end and for the three months ended September 30, 2026
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$12,085	$908	$(8)	$3	$12,988
Non-owner occupied commercial real estate	10,952	(406)	—	488	11,034
Owner occupied commercial real estate	5,265	132	—	—	5,397
Multi-family real estate	3,095	(187)	—	—	2,908
Construction and land development	3,202	1,026	—	—	4,228
Agriculture real estate	6,388	214	—	—	6,602
Commercial and industrial	6,604	577	(703)	18	6,496
Agriculture production	6,275	1,238	(141)	—	7,372
Consumer	1,043	354	(239)	88	1,246
All other loans	3	—	—	—	3
Total	$54,912	$3,856	$(1,091)	$597	$58,274

	At period end and for the three months ended September 30, 2025
	Balance	Provision			Balance
	beginning	(benefit) charged	Losses		end
(dollars in thousands)	of period	to expense	charged off	Recoveries	of period
Allowance for credit losses on loans:
1-4 Family residential real estate	$10,274	$1,310	$(150)	$—	$11,434
Non-owner occupied commercial real estate	12,241	1,148	(2,875)	—	10,514
Owner occupied commercial real estate	4,521	(189)	—	—	4,332
Multi-family real estate	4,329	(350)	—	—	3,979
Construction and land development	4,788	(154)	(161)	—	4,473
Agriculture real estate	4,194	568	—	—	4,762
Commercial and industrial	6,952	1,190	(341)	32	7,833
Agriculture production	3,374	221	(53)	66	3,608
Consumer	952	399	(291)	84	1,144
All other loans	4	(2)	—	—	2
Total	$51,629	$4,141	$(3,871)	$182	$52,081

The following tables present the balance in the allowance for off-balance sheet credit exposure based on portfolio segment as of September 30, 2026, and 2025, and activity in the allowance for the three-month periods ended September 30, 2026, and 2025:

	At period end and for the three months ended September 30, 2026
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$232	$10	$242
Non-owner occupied commercial real estate	191	(37)	154
Owner occupied commercial real estate	212	6	218
Multi-family real estate	44	—	44
Construction and land development	2,512	(359)	2,153
Agriculture real estate	68	(11)	57
Commercial and industrial	644	(11)	633
Agriculture production	510	(496)	14
Consumer	4	(1)	3
All other loans	5	(3)	2
Total	$4,422	$(902)	$3,520

	At period end and for the three months ended September 30, 2025
	Balance	Provision	Balance
	beginning	(benefit) charged	end
(dollars in thousands)	of period	to expense	of period
Allowance for off-balance sheet credit exposure:
1-4 Family residential real estate	$202	$(20)	$182
Non-owner occupied commercial real estate	134	26	160
Owner occupied commercial real estate	161	(28)	133
Multi-family real estate	—	63	63
Construction and land development	2,279	575	2,854
Agriculture real estate	81	10	91
Commercial and industrial	1,074	(270)	804
Agriculture production	—	—	—
Consumer	—	3	3
All other loans	8	—	8
Total	$3,939	$359	$4,298

The following tables present year-to-date gross charge-offs by loan class and year of origination for the three-month periods ended September 30, 2026, and 2025:

							Revolving
(dollars in thousands)	2027	2026	2025	2024	2023	Prior	loans	Total
September 30, 2026
1-4 Family residential real estate	$—	$—	$—	$8	$—	$—	$—	$8
Commercial and industrial	—	15	22	292	73	301	—	703
Agriculture production	—	—	141	—	—	—	—	141
Consumer	182	26	16	4	1	10	—	239
Total gross charge-offs	$182	$41	$179	$304	$74	$311	$—	$1,091

							Revolving
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	loans	Total
September 30, 2025
1-4 Family residential real estate	$—	$—	$143	$—	$7	$—	$—	$150
Non-owner occupied commercial real estate	—	—	—	2,800	75	—	—	2,875
Construction and land development	—	—	—	—	—	161	—	161
Commercial and industrial	—	188	76	10	67	—	—	341
Agriculture production	—	—	—	33	20	—	—	53
Consumer	164	62	30	20	14	1	—	291
Total gross charge-offs	$164	$250	$249	$2,863	$183	$162	$—	$3,871

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

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and fiscal year of origination as of September 30, 2026. This table includes PCD loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

							Revolving
(dollars in thousands)	2027	2026	2025	2024	2023	Prior	loans	Total
1-4 Family residential real estate
Pass	$71,231	$250,621	$139,442	$73,129	$97,070	$336,452	$141,961	$1,109,906
Watch	114	2,702	1,080	282	45	762	11	4,996
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	572	332	877	421	1,123	244	3,569
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family residential real estate	$71,345	$253,895	$140,854	$74,288	$97,536	$338,337	$142,216	$1,118,471

Non-owner occupied commercial real estate
Pass	$100,899	$240,855	$94,907	$52,510	$115,260	$278,491	$11,791	$894,713
Watch	—	—	162	—	—	185	—	347
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	13,470	—	1,393	2,086	8,800	—	25,749
Doubtful	—	—	—	—	—	—	—	—
Total Non-owner occupied commercial real estate	$100,899	$254,325	$95,069	$53,903	$117,346	$287,476	$11,791	$920,809

Owner occupied commercial real estate
Pass	$25,930	$123,709	$55,861	$46,071	$49,393	$132,424	$23,312	$456,700
Watch	—	956	491	4,179	212	2,140	400	8,378
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,170	929	283	1,155	716	—	4,253
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied commercial real estate	$25,930	$125,835	$57,281	$50,533	$50,760	$135,280	$23,712	$469,331

Multi-family real estate
Pass	$13,912	$53,362	$74,599	$18,326	$183,764	$95,731	$8,242	$447,936
Watch	800	—	4,204	1,499	—	—	—	6,503
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family real estate	$14,712	$53,362	$78,803	$19,825	$183,764	$95,731	$8,242	$454,439

Construction and land development
Pass	$28,144	$161,366	$70,029	$18,551	$24,673	$2,855	$2,551	$308,169
Watch	—	—	—	—	—	49	—	49
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,098	—	180	—	—	6,278
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$28,144	$161,366	$76,127	$18,551	$24,853	$2,904	$2,551	$314,496

Agriculture real estate
Pass	$25,099	$78,408	$28,938	$16,128	$22,363	$66,221	$25,342	$262,499
Watch	63	21,866	9,767	—	754	8,200	873	41,523
Special Mention	—	—	—	—	—	—	—	—
Substandard	213	—	—	1,584	—	—	—	1,797
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture real estate	$25,375	$100,274	$38,705	$17,712	$23,117	$74,421	$26,215	$305,819

Commercial and industrial
Pass	$42,127	$161,475	$75,778	$16,009	$6,716	$34,575	$172,044	$508,724
Watch	2,485	25,801	597	3,932	1,931	92	15,335	50,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,068	2,343	155	25	131	300	5,022

Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$44,612	$189,344	$78,718	$20,096	$8,672	$34,798	$187,679	$563,919

Agriculture production
Pass	$12,587	$38,357	$11,166	$5,413	$2,404	$1,068	$130,608	$201,603
Watch	80	9,688	3,519	839	151	689	19,897	34,863
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	5,611	165	136	65	—	5,978
Doubtful	—	—	—	—	—	—	—	—
Total Agriculture production	$12,667	$48,046	$20,296	$6,417	$2,691	$1,822	$150,505	$242,444

Consumer
Pass	$10,375	$23,186	$9,278	$4,100	$2,698	$2,513	$1,548	$53,698
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	10	15	32	—	—	57
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$10,375	$23,186	$9,288	$4,115	$2,730	$2,513	$1,548	$53,755

All other loans
Pass	$247	$1,589	$8,751	$678	$80	$845	$—	$12,190
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total All other loans	$247	$1,589	$8,751	$678	$80	$845	$—	$12,190

Total Loans
Pass	$330,551	$1,132,928	$568,749	$250,915	$504,421	$951,175	$517,399	$4,256,138
Watch	3,542	61,013	19,820	10,731	3,093	12,117	36,516	146,832
Special Mention	—	—	—	—	—	—	—	—
Substandard	213	17,281	15,323	4,472	4,035	10,835	544	52,703
Doubtful	—	—	—	—	—	—	—	—
Total	$334,306	$1,211,222	$603,892	$266,118	$511,549	$974,127	$554,459	$4,455,673

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and fiscal year of origination as of June 30, 2026. This table includes PCD loans, which were reported according to risk categorization after acquisition based on the Company’s standards for such classification:

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

Past-due Loans. The following tables present the Company’s loan portfolio aging analysis as of September 30, 2026, and June 30, 2026. These tables include PCD loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2026
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$2,115	$2,198	$3,082	$7,395	$1,111,076	$1,118,471	$—
Non-owner occupied commercial real estate	223	—	131	354	920,455	920,809	—
Owner occupied commercial real estate	460	671	1,783	2,914	466,417	469,331	—
Multi-family real estate	—	—	—	—	454,439	454,439	—
Construction and land development	330	—	5,743	6,073	308,423	314,496	—
Agriculture real estate	787	—	1,623	2,410	303,409	305,819	—
Commercial and industrial	7,693	544	619	8,856	555,063	563,919	—
Agriculture production	60	26	5,576	5,662	236,782	242,444	—
Consumer	331	105	20	456	53,299	53,755	—
All other loans	—	—	—	—	12,190	12,190	—
Total loans	$11,999	$3,544	$18,577	$34,120	$4,421,553	$4,455,673	$—

	June 30, 2026
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
1-4 Family residential real estate	$1,077	$2,232	$2,475	$5,784	$1,079,728	$1,085,512	$—
Non-owner occupied commercial real estate	—	—	—	—	924,144	924,144	—
Owner occupied commercial real estate	590	292	889	1,771	470,219	471,990	—
Multi-family real estate	—	—	—	—	469,968	469,968	—
Construction and land development	196	101	5,933	6,230	303,776	310,006	—
Agriculture real estate	—	408	1,708	2,116	293,687	295,803	—
Commercial and industrial	1,231	635	1,066	2,932	549,625	552,557	—
Agriculture production	864	5,302	2,192	8,358	210,797	219,155	—
Consumer	326	96	32	454	52,690	53,144	—
All other loans	—	—	—	—	9,529	9,529	—
Total loans	$4,284	$9,066	$14,295	$27,645	$4,364,163	$4,391,808	$—

At September 30, 2026, there were three PCD loans totaling $6.2 million greater than 90 days past due, compared to two PCD loans totaling $6.2 million that were greater than 90 days past due at June 30, 2026.

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

Collateral Dependent Loans. The following tables present the Company’s collateral dependent loans and related ACL at September 30, 2026, and June 30, 2026:

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
September 30, 2026	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$1,546	$—	$—	$1,546	$198
Non-owner occupied commercial real estate	25,749	—	—	25,749	4,048
Owner occupied commercial real estate	4,911	—	468	5,379	611
Construction and land development	5,743	535	—	6,278	891
Agriculture real estate	2,791	211	—	3,002	86
Commercial and industrial	1,066	—	3,534	4,600	875
Agriculture production	—	—	5,899	5,899	649
Total loans	$41,806	$746	$9,901	$52,453	$7,358

					Allowance on
(dollars in thousands)	Primary Type of Collateral				Collateral
June 30, 2026	Real Estate	Land	Other	Total	Dependent Loans
1-4 Family residential real estate	$2,224	$—	$—	$2,224	$—
Non-owner occupied commercial real estate	25,749	—	—	25,749	4,319
Owner occupied commercial real estate	3,827	—	468	4,295	512
Construction and land development	5,743	545	—	6,288	143
Agriculture real estate	2,949	—	—	2,949	125
Commercial and industrial	1,114	—	3,246	4,360	993
Agriculture production	—	—	8,080	8,080	1,198
Total loans	$41,606	$545	$11,794	$53,945	$7,290

Nonaccrual Loans. The following table presents the Company’s amortized cost basis of nonaccrual loans segmented by class of loans at September 30, 2026, and June 30, 2026. The table excludes performing modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	September 30, 2026	June 30, 2026
1-4 Family residential real estate	$4,194	$3,402
Non-owner occupied commercial real estate	3,704	3,575
Owner occupied commercial real estate	1,962	1,071
Construction and land development	5,962	5,974
Agriculture real estate	2,284	1,989
Commercial and industrial	2,818	3,688
Agriculture production	5,699	7,898
Consumer	36	58
Total loans	$26,659	$27,655

At September 30, 2026, there were 16 nonaccrual loans totaling $4.1 million, and at June 30, 2026 there were 40 nonaccrual loans totaling $11.9 million, that were individually evaluated for which no ACL was recorded.

Modifications to Borrowers Experiencing Financial Difficulty. During the three-month period ended September 30, 2026, there were six loan modifications totaling $21.8 million made to borrowers experiencing financial difficulty. During the three-month period ended September 30, 2025, there was one loan modification, totaling $603,000, made to a borrower experiencing financial difficulty. Loans classified as modifications to borrowers experiencing financial difficulty outstanding at September 30, 2026 and 2025, are shown in the following tables segregated by portfolio segment and type of modification. The percentage of amortized cost of loans that were modified compared to total outstanding loans is also presented below.

September 30, 2026
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$393	$—	$—	0.04%
Non-owner occupied commercial real estate	—	—	—	—	—%
Owner occupied commercial real estate	—	—	156	—	0.03%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	126	—	—	21,076	3.76%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$126	$393	$156	$21,076	0.49%

September 30, 2025
			Term	Interest	Total Class of
	Principal	Payment	Extension	Rate	Financing
	Forgiveness	Delays	Modifications	Reduction	Receivable
(dollars in thousands)
1-4 Family residential real estate	$—	$—	$—	$—	—%
Non-owner occupied commercial real estate	—	—	—	—	—%
Owner occupied commercial real estate	—	—	—	—	—%
Multi-family real estate	—	—	—	—	—%
Construction and land development	—	—	—	—	—%
Agriculture real estate	—	—	—	—	—%
Commercial and industrial	—	603	—	—	0.12%
Agriculture production	—	—	—	—	—%
Consumer	—	—	—	—	—%
All other loans	—	—	—	—	—%
Total	$—	$603	$—	$—	0.01%

None of the modifications made during the three-month periods ended September 30, 2026 and 2025 were more than 90 days past due. As of September 30, 2026, $771,000 of loans to borrowers experiencing financial difficulty that had been modified were on nonaccrual status. As of September 30, 2026, there were no commitments to lend funds to these borrowers.

Residential Real Estate Foreclosures. The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2026, and June 30, 2026, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $170,000 and $88,000, respectively. In addition, as of September 30, 2026, and June 30, 2026, the Company had residential mortgage loans and home equity loans with a carrying value of $565,000 and $903,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2026	June 30, 2026
Land	$15,529	$15,509
Buildings and improvements	89,729	89,731
Construction in progress	111	43
Furniture, fixtures, equipment and software	32,326	31,274
Automobiles	128	128
Operating leases ROU asset	6,750	6,750
	144,573	143,435
Less accumulated depreciation	51,779	50,244
	$92,794	$93,191

Leases. The Company elected certain relief options under ASU 2016-02, Leases (Topic 842), including the option not to recognize ROU asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). At September 30, 2026, the Company had ten leased properties, which included banking facilities, administrative offices and ground leases, and numerous office equipment lease agreements in which it was the lessee, with lease terms exceeding twelve months.

All of the Company’s leases are classified as operating leases. These operating leases are included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets. The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The range of discount rates utilized was 3.5% to 5.7%. The expected lease terms range from 18 months to 21.6 years.

	September 30, 2026	June 30, 2026
Consolidated Balance Sheets
Operating leases ROU asset	$6,750	$6,750
Operating leases liability	$6,750	$6,750

	For the three-month
	periods ended
	September 30,
(dollars in thousands)	2026	2025
Consolidated Statements of Income
Operating lease costs classified as occupancy and equipment, net expense	$329	$298
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223	$217
ROU assets obtained in exchange for operating lease obligations:	$—	$52

At September 30, 2026, future expected lease payments, during the indicated fiscal years, for leases with terms exceeding one year were as follows:

(dollars in thousands)
2027	$727
2028	911
2029	882
2030	851
2031	858
Thereafter	7,025
Future lease payments expected	11,254
Less: present value discount	(4,504)
Total lease liability	$6,750

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three-month periods ended September 30, 2026, and 2025, income recognized from these lessor agreements was $148,000 and $130,000, respectively.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2026	June 30, 2026
Non-interest bearing deposits	$540,595	$560,704
NOW accounts	1,058,162	1,074,489
MMDAs - non-brokered	343,462	314,350
Brokered MMDAs	26,804	10,654
Savings accounts	705,151	707,482
TOTAL NON-MATURITY DEPOSITS	2,674,174	2,667,679

Certificates of deposit - non-brokered	1,555,232	1,460,172
Brokered certificates of deposit	244,558	279,995
TOTAL CERTIFICATES	1,799,790	1,740,167
TOTAL DEPOSITS	$4,473,964	$4,407,846

Note 7: Repurchase Agreements

Securities sold under agreements to repurchase totaled $25.0 million at September 30, 2026, an increase of $5.0 million from $20.0 million at June 30, 2026. The following table sets forth the outstanding amounts and interest rates as of September 30, 2026, and June 30, 2026:

	September 30,	June 30,
(dollars in thousands)	2026	2026
Period-end balance	$25,000	$20,000
Average balance during the period	23,044	19,511
Maximum month-end balance during the period	25,000	20,000
Average interest during the period	4.01%	4.13%
Period-end interest rate	4.06%	4.05%

The repurchase agreements mature daily and the following sets forth the collateral pledged by class for repurchase agreements:

	September 30,	June 30,
(dollars in thousands)	2026	2026
Mortgage-backed securities (MBS)	$27,223	$19,301

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three- month periods ended
	September 30,
(dollars in thousands except per share data)	2026	2025

Net income	$19,097	$15,650
Less: distributed earnings allocated to participating securities	(13)	(12)
Less: undistributed earnings allocated to participating securities	(68)	(55)
Net income available to common stockholders	$19,016	$15,583

Denominator for basic earnings per share
Weighted-average shares outstanding	10,964,222	11,246,743
Effect of dilutive securities stock options or awards	47,843	25,166
Denominator for diluted earnings per share	11,012,065	11,271,909

Basic earnings per share available to common stockholders	$1.73	$1.39
Diluted earnings per share available to common stockholders	$1.73	$1.38

Certain option and restricted stock awards were excluded from the computation of diluted earnings per share because they were anti-dilutive, based on the average market prices of the Company’s common stock for these periods. Outstanding options and shares of restricted stock totaling 23,250 and 38,500 were excluded from the computation of diluted earnings per share for each of the three-month periods ended September 30, 2026, and 2025, respectively.

Note 9: Income Taxes

The Company adopted ASU 2023-09 on a prospective basis on July 1, 2025. The following tables present the Company’s reconciliation of income tax expense (benefit) and effective tax rate, computed by applying the effective statutory rate of 21% for the three-month periods ending September 30, 2026 and 2025. Tax credit benefits are recognized under the proportional amortization method of accounting for investments in tax credits.

	For the three-month periods ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Income taxes
Current	$4,361	$2,910
Deferred	107	880
Total income tax provision	$4,468	$3,790

	For the three months ended		For the three months ended
(dollars in thousands)	September 30, 2026		September 30, 2025
U.S. Federal statutory tax rate	$4,949	21.0%	$4,082	21.0%
State and local income taxes, net of federal income tax effect	78	0.3%	49	0.3%
Nontaxable or nondeductible items:
Nontaxable municipal income	(222)	(0.9)%	(83)	(0.4)%
Cash surrender value of Bank-owned life insurance	(152)	(0.6)%	(115)	(0.6)%
Tax credit benefits	(240)	(1.0)%	(131)	(0.7)%
Other, net	55	0.2%	(12)	(0.1)%
Actual provision	$4,468	19.0%	$3,790	19.5%

The components of net deferred tax assets (included in other assets on the condensed consolidated balance sheet) are summarized as follows:

(dollars in thousands)	September 30, 2026	June 30, 2026
Deferred tax assets:
Provision for losses on loans	$13,595	$13,053
Accrued compensation and benefits	934	1,283
NOL carry forwards acquired	17	18
Unrealized loss on other real estate	4	—
Unrealized loss on available-for-sale securities	4,066	2,749
Other	492	887
Total deferred tax assets	19,108	17,990

Deferred tax liabilities:
Purchase accounting adjustments	2,421	2,423
Depreciation	4,487	4,606
FHLB stock dividends	120	120
Prepaid expenses	592	563
Total deferred tax liabilities	7,620	7,712
Net deferred tax asset	$11,488	$10,278

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state tax examinations by tax authorities for tax years ending June 30, 2022 and before. The Company’s Missouri income tax returns for the fiscal years ended June 30, 2016 through 2018 are under audit by the Missouri Department of Revenue. The Company has recognized no interest or penalties related to income taxes for the periods presented.

As of September 30, 2026, the Company had approximately $76,000 in federal net operating loss carryforwards, which were acquired in the July 2009 Southern Bank of Commerce merger. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2030.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan (the “Plan”) that covers substantially all eligible employees. The Bank made “safe harbor” matching contributions to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2026. For fiscal 2027, the Bank has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three-month periods ended September 30, 2026, retirement plan expenses recognized for the Plan totaled approximately $898,000 as compared to $799,000 for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

In March 2004, the Company established Southern Missouri Statutory Trust I as a statutory business trust, to issue Floating Rate Capital Securities (the “Trust Preferred Securities”). The securities mature in 2034, became redeemable after five years, and bear interest at a floating rate based on SOFR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures (the “Debentures”) of the Company which have terms identical to the Trust Preferred Securities. At September 30, 2026, the Debentures carried an interest rate of 6.99%. The balance of the Debentures outstanding was $7.2 million at both September 30, 2026, and June 30, 2026. The Company used the net proceeds from the sale of the Debentures for working capital and investment in its subsidiaries.

In connection with the October 2013 Ozarks Legacy Community Financial, Inc. (OLCF) merger, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At September 30, 2026, the current rate was 6.61%. The carrying value of the debt securities was approximately $2.8 million at both September 30, 2026, and June 30, 2026.

In connection with the August 2014 Peoples Service Company, Inc. (PSC) merger, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on SOFR, are now redeemable at par, and mature in 2035. At September 30, 2026, the current rate was 5.96%. The carrying value of the debt securities was approximately $5.7 million at both September 30, 2026, and June 30, 2026.

The Company’s investment at a face amount of $505,000 in these trusts is included with Prepaid Expenses and Other Assets in the consolidated balance sheets, and is carried at a value of $475,000 at September 30, 2026, and $474,000 at June 30, 2026.

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

Recurring Measurements. The following table presents the fair value measurements recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026, and June 30, 2026:

	Fair Value Measurements at September 30, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of states and political subdivisions	$22,583	$—	$22,583	$—
Corporate obligations	27,515	—	27,515	—
Asset-backed securities	45,632	—	45,632	—
Other securities	2,755	—	2,755	—
MBS and CMOs	355,573	—	355,573	—
Mortgage servicing rights	2,318	—	—	2,318
Derivative financial instruments	1,190	—	1,190	—
Liabilities:
Derivative financial instruments	1,147	—	1,147	—

	Fair Value Measurements at June 30, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Obligations of states and political subdivisions	$23,384	$—	$23,384	$—
Corporate obligations	28,072	—	28,072	—
Asset-backed securities	42,306	—	42,306	—
Other securities	2,955	—	2,955	—
MBS and CMOs	354,058	—	354,058	—
Mortgage servicing rights	2,313	—	—	2,313
Derivative financial instruments	320	—	320	—
Liabilities:
Derivative financial instruments	274	—	274	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three-month period ended September 30, 2026. There were no transfers between levels of the fair value hierarchy during the period ended September 30, 2026.

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

The following table summarizes the change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended September 30, 2026, and September 30, 2025:

	September 30,
(dollars in thousands)	2026	2025
MSR, beginning	$2,313	$2,297
Originations	53	50
Amortization	(48)	(48)
Change in fair value	—	—
MSR, ending	$2,318	$2,299

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2026, and June 30, 2026:

	Fair Value Measurements at September 30, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$179	$—	$—	$179
Collateral dependent loans	38,213	—	—	38,213

	Fair Value Measurements at June 30, 2026, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,160	$—	$—	$1,160
Collateral dependent loans	30,443	—	—	30,443

The following table presents losses recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2026, and 2025:

(dollars in thousands)	September 30, 2026	September 30, 2025
Foreclosed and repossessed assets held for sale	$63	$159
Total losses on assets measured on a non-recurring basis	$63	$159

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

Unobservable (Level 3) Inputs. The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2026, and June 30, 2026.

	Fair value at	Valuation	Unobservable	Range of	Weighted-average
(dollars in thousands)	September 30, 2026	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$179	Third party appraisal	Marketability discount	9.8 -30.1%	18.8%
Collateral dependent loans	38,213	Collateral value	Marketability discount	8.0 - 66.0%	21.2%

	Fair value at	Valuation	Unobservable	Range of	Weighted-average
(dollars in thousands)	June 30, 2026	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,160	Third party appraisal	Marketability discount	11.8 - 25.3%	12.8%
Collateral dependent loans	30,443	Collateral value	Marketability discount	8.0 - 100.0%	32.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2026, and June 30, 2026.

	September 30, 2026
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$97,134	$97,134	$—	$—
Stock in FHLB	10,661	—	10,661	—
Stock in Federal Reserve Bank of St. Louis	9,196	—	9,196	—
Loans held for sale	421	—	421	—
Loans receivable, net	4,397,399	—	—	4,285,511
Accrued interest receivable	31,951	—	31,951	—
Financial liabilities
Deposits	4,473,964	2,677,056	—	1,789,708
Securities sold under agreements to repurchase	25,000	—	25,000	—
Advances from FHLB	122,714	—	122,714	—
Accrued interest payable	11,010	—	11,010	—
Subordinated debt	15,793	—	—	15,433
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2026
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$90,966	$90,966	$—	$—
Stock in FHLB	10,930	—	10,930	—
Stock in Federal Reserve Bank of St. Louis	9,181	—	9,181	—
Loans held for sale	1,787	—	1,787	—
Loans receivable, net	4,336,896	—	—	4,275,156
Accrued interest receivable	26,868	—	26,868	—
Financial liabilities
Deposits	4,407,846	2,669,144	—	1,736,455
Securities sold under agreements to repurchase	20,000	—	20,000	—
Advances from FHLB	130,424	—	130,428	—
Accrued interest payable	11,782	—	11,782	—
Subordinated debt	15,766	—	—	15,358
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Fair Value Hedges. The Company executed two interest rate swaps with an original notional amounts totaling $20.0 million during fiscal 2025, and executed two interest rate swaps with original notional amounts totaling $40.0 million during fiscal 2024, while one interest rate swap with original notional amount of $10.0 million matured during the three- month period ended September 30, 2026, for a total of $50.0 million outstanding as of September 30, 2026, designated as fair value hedges, to convert certain long-term fixed rate 1-4 family residential real estate loans to floating rates to hedge interest rate risk exposure. The portfolio layer method is being used, which allows the Company to designate a stated amount of the assets that are not expected to be affected by prepayments, defaults or other factors that could affect the timing and amount of the cash flow, as the hedged item. The effect of the swaps on loan interest income in the income statement during the three-month periods ended September 30, 2026, was ($29,000) compared to $56,000 in the three-month period ended September 30, 2025.

The notional amounts and estimated fair values of the Company’s interest rate swaps at September 30, 2026, and June 30, 2026 are presented in the tables below:

September 30, 2026
Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
1-4 Family interest rate swaps	$50,000	$43	$—

June 30, 2026
Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
1-4 Family interest rate swaps	$60,000	$171	$125

The carrying amount of the hedged assets, included in loans receivable, net and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets at September 30, 2026, and June 30, 2026 are presented in the tables below:

September 30, 2026
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged Assets
1-4 Family interest rate swaps	$386,264	$(563)

June 30, 2026
	Carrying	Cumulative Amount of Fair Value
	Amount of	Hedging Adj Included in
(dollars in thousands)	Hedged Assets	Carrying Amount of Hedged Assets
1-4 Family interest rate swaps	$401,139	$99

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

Interest rate swaps that were not designated as hedging instruments as of September 30, 2026, and June 30, 2026 are summarized as follows:

	September 30, 2026
		Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
Non-Hedging interest rate swap contracts	$28,500	$1,147	$—
Non-Hedging interest rate swap contracts	28,500	—	1,147

	June 30, 2026
		Fair Value
		Prepaid	Accounts Payable
	Notional	Expenses and	and Other
(dollars in thousands)	Amount	Other Assets	Liabilities
Non-Hedging interest rate swap contracts	$28,500	$149	$—
Non-Hedging interest rate swap contracts	28,500	—	149

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2026, the Bank operated from its headquarters, 63 full-service branch offices, two limited-service branch offices, and three loan production offices. The Bank owns the office building and related land in which its headquarters are located, and 60 of its other branch offices. The remaining eight branches and offices are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2026, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2026, and results of operations for the three-month periods ended September 30, 2026, and 2025.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention and labor shortages, might be greater than expected and goodwill impairment charges might be incurred;

●	potential adverse impacts to economic conditions, both nationally and in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	fluctuations in interest rates and inflation, including the effects of a potential recession whether caused by Federal Reserve actions or otherwise or slowed economic growth caused by changes in oil prices or supply chain disruptions;
●	the impact of monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	potential imposition of new or increased tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses (ACL) on loans;
●	our ability to access cost-effective funding and maintain sufficient liquidity;
●	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
●	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
●	fluctuations in the demand for loans and deposits, including our ability to attract and retain deposits;
●	the impact of a federal government shutdown;
●	legislative or regulatory changes that adversely affect our business;
●	the effects of climate change, severe weather events, other natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates;
●	changes in accounting principles, policies, or guidelines;
●	results of examinations of us by our regulators, including the impact on FDIC insurance premiums and the possibility that our regulators may, among other things, require an increase in our reserve for credit losses on loans or a write-down of assets;
●	the impact of technological changes and an inability to keep pace with the rate of technological advances;

●	the inability of key third party providers to perform their obligations to us;
●	cyber threats, such as phishing, ransomware, and insider attacks, can lead to financial loss, reputational damage, and regulatory penalties if sensitive customer data and critical infrastructure are not adequately protected;
●	our ability to retain key members of our management team; and
●	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Note 1 of the Consolidated Financial Statements” in the Company’s 2026 Annual Report on Form 10-K and “Note 2 of the Notes to the Consolidated Financial Statements” in the Form 10-Q. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies and Estimates” beginning on page 61 in the Company’s 2026 Annual Report.

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

During the first three months of fiscal 2027, total assets increased by $72.9 million, or 1.4%. The increase was primarily attributable to increases in net loans receivable, other assets, cash and cash equivalents, and AFS securities. Loans, net of the ACL, increased $60.5 million; cash equivalents increased by $6.2 million; and AFS securities increased $3.3 million. Liabilities increased $62.4 million, or 1.3%, primarily attributable to increases in deposits of $66.1 million, and securities sold under agreements to repurchase of $5.0 million, partially offset by decreases in FHLB termed advances of $7.0 million and overnight advances of $700,000. Equity increased $10.5 million, or 1.8%, attributable primarily to earnings retained after cash dividends paid, partially offset by a $4.7 million increase in accumulated other comprehensive losses (AOCL) as the market value of the Company’s investments declined due to higher market interest rates, and $1.4 million used to repurchase 19,000 shares of the Company’s common stock during the first quarter of fiscal 2027 at an average price of $72.63 per share. For more information, see “Comparison of Financial Condition at September 30, 2026, and June 30, 2026.”

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

Net income for the first three months of fiscal 2027 was $19.1 million, an increase of $3.4 million, or 22.0% as compared to the same period of the prior fiscal year. The increase was due primarily to higher net interest income, lower PCL, and higher noninterest income, partially offset by higher noninterest expense and higher provision for income taxes. For the three-month period ended September 30, 2026, fully-diluted net income per share available to common stockholders was $1.73, up $0.35, or 25.4%, as compared to the same period a year ago. Our annualized return on average assets for the three-month period ended September 30, 2026, was 1.44%, as compared to 1.24% for the same period of the prior fiscal year. Our annualized return on average common stockholders’ equity for the three-month period ended September 30, 2026, was 12.7%, as compared to 11.3% in the same period of the prior fiscal year. For the first three months of fiscal 2027, as compared to the same period of the prior fiscal year, net interest income increased $3.5 million, or 8.3%, PCL decreased $1.5 million or 34.4%, and noninterest income increased $573,000 or 8.7%, partially offset by increases in noninterest expense of $1.5 million, or 6.1%, and provision for income taxes of $678,000, or 17.9%. For more information see “Results of Operations – Comparison of the three-month periods ended September 30, 2026, and 2025”.

Interest rates generally increased during the first three months of fiscal 2027, particularly at the intermediate and longer portions of the Treasury yield curve, amid continued uncertainty regarding inflation, economic conditions, and the future path of monetary policy. The yield curve steepened modestly during the quarter, with the spread between the two-year and ten-year Treasury rates increasing to 41 basis points at September 30, 2026, from 30 basis points at June 30, 2026.

As compared to the first three months of the prior fiscal year, our average yield on earning assets decreased by four basis points, primarily attributable to decreased yields on loans receivable and AFS securities, while the percentage of earning assets in AFS securities and cash declined. The cost of interest-bearing liabilities decreased by 19 basis points due primarily to lower market rates. Driven by average interest-bearing liabilities repricing lower, the net interest spread increased by 15 basis points, from 3.02% to 3.17%, and the net interest margin increased by 13 basis points, from 3.57% to 3.70%, during the first three months of fiscal 2027, as compared to the same period in fiscal 2026. In addition, net interest income benefited from a 4.5% increase in average earning assets, compared to the prior fiscal year period.

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

The Company’s noninterest income for the three-month period ended September 30, 2026, was $7.1 million, an increase of $573,000, or 8.7%, as compared to the same period of the prior fiscal year. The increase was primarily driven by higher other noninterest income, reflecting increased merchant program income and a gain on sale of membership interest in a tax credit investment, and higher deposit account charges and related fees, driven by a higher volume of nonsufficient funds charges. Noninterest income also benefited from increased earnings on bank-owned life insurance, including a $150,000 mortality benefit recognized in the first quarter of fiscal 2027, and higher bank card interchange income. These increases were partially offset by lower other loan fees, as swap fees were recognized in the prior-year period but not in the current period.

Noninterest expense for the three-month period ended September 30, 2026, was $26.6 million, an increase of $1.5 million, or 6.1%, as compared to the same period of the prior fiscal year. The increase was driven primarily by an increase in compensation and benefits expense, reflecting annual merit increases, higher team member headcount, and lower deferred compensation costs related to loan originations. In addition, other noninterest expense increased primarily due to higher costs associated with deposit operations and card fraud, as well as loan collection and other lending-related activities. Occupancy and equipment expense increased due to equipment purchases, maintenance and repairs, and insurance costs, while data processing expense increased as a result of higher software, digital banking, and information security-related costs. These increases were partially offset by lower legal and professional fees, as the prior-year period included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor, with no similar activity in the current quarter, and lower intangible amortization expense following the full amortization of a core deposit intangible in the second quarter of fiscal 2026.

Comparison of Financial Condition at September 30, 2026, and June 30, 2026

The Company experienced balance sheet growth during the first quarter of fiscal 2027, with total assets of $5.3 billion at September 30, 2026, an increase of $72.9 million, or 1.4%, compared to June 30, 2026. Growth was driven primarily by increases in net loans receivable, other assets, cash and cash equivalents, and available-for-sale (AFS) securities. The increase in other assets was primarily driven by an increase in accrued interest receivable.

Cash and cash equivalents were $97.1 million at September 30, 2026, an increase of $6.2 million, or 6.8%, compared to June 30, 2026. AFS securities were $454.1 million at September 30, 2026, an increase of $3.3 million, or 0.7%, compared to June 30, 2026.

Loans, net of the allowance for credit losses (ACL), were $4.4 billion at September 30, 2026, increasing by $60.5 million, or 1.4%, compared to June 30, 2026. Gross loans increased by $63.9 million, or 1.5%, to $4.5 billion, while the ACL increased by $3.4 million, compared to June 30, 2026. The Company noted growth primarily in loans collateralized by 1-4 family residential real estate, agriculture production, commercial and industrial, agriculture real estate, and construction and land development. This growth was partially offset by decreases in loans collateralized by multi-family real estate, non-owner occupied commercial real estate, and owner occupied commercial real estate.

Loans anticipated to fund in the next 90 days totaled $184.8 million at September 30, 2026, as compared to $181.7 million at June 30, 2026, and $194.5 million at September 30, 2025.

The Bank’s concentration in non-owner occupied commercial real estate loans, as defined by banking regulatory guidance and including multi-family and construction and land development loans, was estimated at 277.7% of Tier 1 capital and ACL at September 30, 2026, as compared to 287.7% as of June 30, 2026, the linked quarter end, with these loans representing 37.9% of total loans at September 30, 2026. The largest component of this concentration at September 30, 2026, was non-owner occupied commercial real estate, which is primarily comprised of loans secured by hospitality (hotels and restaurants), care facilities, strip centers, retail stand-alone properties, and storage units. Within this portfolio, the hospitality and retail stand-alone segments consist primarily of franchised businesses; care facilities consist mainly of skilled nursing and assisted living centers; and strip centers are generally non-mall shopping centers with a variety of tenants. The Bank’s multi-family real estate loan portfolio includes loans secured by properties currently participating in the low-income housing tax credit (LIHTC) program or that have exited the program. The largest component of the construction and land development portfolio is commercial construction, consisting primarily of loans collateralized by multi-family real estate and industrial warehouse developments. The Company continues to monitor its commercial real estate concentration and each of its individual segments closely.

Nonperforming loans (NPLs) were $26.7 million, or 0.60% of gross loans, at September 30, 2026, compared to $27.7 million, or 0.63% of gross loans, at June 30, 2026, a decrease of $996,000, or 3.6%. Nonperforming assets (NPAs) were $32.4 million, or 0.61% of total assets, at September 30, 2026, compared to $33.5 million, or 0.64% of total assets, at June 30, 2026, a decrease of $1.1 million, or 3.3%, primarily due to lower NPLs. Performing loan modifications to borrowers experiencing financial difficulty totaled $51.1 million at September 30, 2026, compared to $31.0 million at

June 30, 2026. The increase was primarily attributable to an interest rate reduction on one commercial and industrial loan.

The ACL totaled $58.3 million at September 30, 2026, representing 1.31% of gross loans and 218.6% of nonperforming loans, compared to $54.9 million, or 1.25% of gross loans and 198.6% of nonperforming loans, at June 30, 2026. The Company has estimated its expected credit losses as of September 30, 2026, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. Economic uncertainty remains, including the potential effects of elevated and uncertain interest rates, as inflation remains above the Federal Reserve's long-term target, and evolving labor market and broader economic conditions. The increase in the ACL was primarily attributable to management’s assessment of reserve adequacy amid the economic uncertainty and to support loan growth. This was partially offset by net charge-offs of $494,000 in the three-month period ended September 30, 2026. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.04% (annualized) during the current quarter, as compared to 0.36% for the same quarter of the prior fiscal year, and 0.40% during the linked quarter.

Total liabilities were $4.7 billion at September 30, 2026, an increase of $62.4 million, or 1.3%, compared to June 30, 2026. Increases in total deposits and securities sold under agreements to repurchase were partially offset by a reduction in FHLB advances.

Deposits were $4.5 billion at September 30, 2026, an increase of $66.1 million, or 1.5%, compared to June 30, 2026. Certificate of deposit growth was primarily driven by non-brokered certificates of deposit and was partially offset by a decrease in brokered certificates of deposit. Nonmaturity deposit growth was primarily attributable to increases in non-brokered and brokered money market deposit accounts. This was partially offset by declines in non-interest bearing deposits, NOW accounts, and savings accounts. Public unit balances totaled $475.4 million at September 30, 2026, a decrease of $42.4 million compared to June 30, 2026, primarily due to competitive pricing dynamics on certain time deposits and normal fluctuations in operating account balances. Brokered deposits totaled $271.4 million at September 30, 2026, a decrease of $19.3 million as compared to June 30, 2026, attributable to a decrease in brokered certificates of deposit, which was partially offset by an increase in brokered money market deposit accounts. The average loan-to-deposit ratio for the first quarter of fiscal 2027 was 98.8%, as compared to 99.7% for the linked quarter, and 96.3% for the same period of the prior fiscal year.

FHLB advances were $122.7 million at September 30, 2026, a decrease of $7.7 million, or 5.9%, from June 30, 2026. Outstanding FHLB daily reset borrowings were $27.7 million as of September 30, 2026, as compared to $28.4 million outstanding as of June 30, 2026.

The Company’s stockholders’ equity was $601.1 million at September 30, 2026, an increase of $10.5 million, or 1.8%, compared to June 30, 2026. The increase was attributable primarily to earnings retained after cash dividends paid. This increase was partially offset by a $4.7 million increase in accumulated other comprehensive loss (AOCL), as the market value of the Company’s investments declined due to higher market interest rates, and $1.4 million used to repurchase 19,000 shares of the Company’s common stock during the first quarter of fiscal 2027 at an average price of $72.63 per share. AOCL totaled $14.4 million at September 30, 2026, as compared to $9.8 million at June 30, 2026. The Company does not hold any securities classified as held-to-maturity.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended

September 30, 2026, and 2025

The table below presents certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2026, and 2025. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest-earning assets:
Mortgage loans (1)	$3,454,137	$53,542	6.15	$3,245,837	$50,111	6.12
Other loans (1)	940,534	16,628	7.01	873,022	16,349	7.43
Total net loans	4,394,671	70,170	6.33	4,118,859	66,460	6.40
Mortgage-backed securities	371,001	4,033	4.31	371,542	4,151	4.43
Investment securities (2)	118,207	1,215	4.08	121,583	1,305	4.26
Other interest-earning assets	39,298	409	4.13	97,948	1,114	4.51
TOTAL INTEREST- EARNING ASSETS (1)	4,923,177	75,827	6.11	4,709,932	73,030	6.15
Other noninterest-earning assets (3)	343,666	—		302,630	—
TOTAL ASSETS	$5,266,843	$75,827		$5,012,562	$73,030

Interest-bearing liabilities:
Savings accounts	$702,955	$4,093	2.31	$671,525	$4,431	2.62
NOW accounts	1,065,377	4,698	1.75	1,102,845	5,098	1.83
Money market accounts	356,135	2,459	2.74	330,035	2,295	2.76
Certificates of deposit	1,758,903	16,928	3.82	1,636,956	17,116	4.15
TOTAL INTEREST- BEARING DEPOSITS	3,883,370	28,178	2.88	3,741,361	28,940	3.07
Borrowings:
Securities sold under agreements to repurchase	23,044	233	4.01	18,043	200	4.39
FHLB advances	112,901	1,178	4.14	102,410	1,081	4.19
Junior subordinated debt	15,780	297	7.46	23,215	391	6.69
TOTAL INTEREST- BEARING LIABILITIES	4,035,095	29,886	2.94	3,885,029	30,612	3.13
Noninterest-bearing demand deposits	564,472	—		533,809	—
Other liabilities	70,438	—		41,937	—
TOTAL LIABILITIES	4,670,005	29,886		4,460,775	30,612
Stockholders’ equity	596,838	—		551,787	—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,266,843	$29,886		$5,012,562	$30,612

Net interest income		$45,941			$42,418
Interest rate spread (4)			3.17%			3.02%
Net interest margin (5)			3.70%			3.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.01%			121.23%

(1)	Calculated net of deferred loan fees, and loan discounts. Non-accrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $92.8 million and $77.3 million, respectively, for the three-month period ended September 30, 2026, as compared to $95.4 million and $75.9 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2026, compared to the three-month period ended September 30, 2025. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2026
	Compared to three-month period ended September 30, 2025
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(687)	$4,414	$(17)	$3,710
Mortgage-backed securities	(112)	(6)	—	(118)
Investment securities (2)	(55)	(36)	1	(90)
Other interest-earning deposits	(94)	(662)	51	(705)
Total net change in income on interest-earning assets	(948)	3,710	35	2,797

Interest-bearing liabilities:
Deposits	(2,117)	1,479	(124)	(762)
Securities sold under agreements to repurchase	(17)	55	(5)	33
FHLB advances	(12)	110	(1)	97
Subordinated debt	45	(124)	(15)	(94)
Total net change in expense on interest-bearing liabilities	(2,101)	1,520	(145)	(726)
Net change in net interest income	$1,153	$2,190	$180	$3,523

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2026, and 2025

General. Net income for the three-month period ended September 30, 2026, was $19.1 million, an increase of $3.4 million or 22.0%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to an increase in net interest income, lower PCL and an increase in noninterest income, partially offset by higher noninterest expense and provision for income taxes.

For the three-month period ended September 30, 2026, fully-diluted net income per share available to common stockholders was $1.73, up $0.35, or 25.4%, as compared to the same quarter a year ago. Our annualized return on average assets for the three-month period ended September 30, 2026 was 1.44%, as compared to 1.24% for the same period of the prior fiscal year. Our annualized return on average common stockholders’ equity for the three-month period ended September 30, 2026, was 12.7%, as compared to 11.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2026, was $45.9 million, an increase of $3.5 million, or 8.3%, as compared to the same period of the prior fiscal year. The increase reflected a 4.5% increase in the average balance of interest-earning assets and a 13-basis point increase in net interest margin, from 3.57% to 3.70%. The primary driver of the net interest margin expansion, compared to the year ago period, was a decrease in the cost of interest-bearing liabilities of 19 basis points, partially offset by a decrease of four basis points in the yield on interest-earning assets.

Loan discount accretion and liability premium amortization related to the November 2018 acquisition of First Commercial Bank, the May 2020 acquisition of Central Federal Savings & Loan Association, the February 2022 merger of FortuneBank, and the January 2023 acquisition of Citizens Bank & Trust, which, together, resulted in $682,000 in net interest income for the three-month period ended September 30, 2026, as compared to $876,000 in net interest income for the same period a year ago. Combined, this component of net interest income contributed approximately five basis points to net interest margin in the three-month period ended September 30, 2026, as compared to approximately seven basis points for the same period of the prior fiscal year and approximately three basis points in the linked quarter ended June 30, 2026, when net interest margin was 3.67%.

Provision for Credit Losses. The Company recorded a PCL of $3.0 million in the three-month period ended September 30, 2026, as compared to a PCL of $4.5 million in the same period of the prior fiscal year. The current period PCL was the result of a $3.9 million provision attributable to the ACL for outstanding loan balances and a $902,000 negative provision attributable to the allowance for off-balance sheet credit exposures, primarily reflecting a decrease in unfunded balances combined with a lower required reserve rate on unfunded commitments. The factors considered when estimating a required ACL and PCL for loan balances outstanding are detailed below in the “Allowance for Credit Loss Activity”.

Noninterest Income. Noninterest income for the three-month period ended September 30, 2026, was $7.1 million, an increase of $573,000, or 8.7%, as compared to the same period of the prior fiscal year. The increase was primarily driven by higher other noninterest income, reflecting increased merchant program income and a gain on sale of membership interest in a tax credit investment, and higher deposit account charges and related fees, driven by a higher volume of nonsufficient funds charges. Noninterest income also benefited from increased earnings on bank-owned life insurance, including a $150,000 mortality benefit recognized in the first quarter of fiscal 2027, and higher bank card interchange income. These increases were partially offset by lower other loan fees, as swap fees were recognized in the prior-year period but not in the current period.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2026, was $26.6 million, an increase of $1.5 million, or 6.1%, as compared to the same period of the prior fiscal year. The increase was driven primarily by an increase in compensation and benefits expense, reflecting annual merit increases, higher team member headcount, and lower compensation costs deferred related to loan originations. In addition, other operating expense increased primarily due to higher costs associated with deposit operations and card fraud, as well as loan collection and other lending-related activities. Occupancy and equipment expense increased due to equipment purchases, maintenance and repairs, and insurance costs, while data processing expense increased as a result of higher software, digital banking, and information security-related costs. These increases were partially offset by lower legal and professional fees, as the prior-year period included $572,000 of consulting costs associated with the negotiation of a new contract with a key vendor, with no similar activity in the current quarter, and lower intangible amortization expense following the full amortization of a core deposit intangible in the second quarter of fiscal 2026.

Income Taxes. The income tax provision for the three-month period ended September 30, 2026, was $4.5 million, an increase of $678,000, or 17.9%, as compared to the same period of the prior fiscal year, primarily due to the increase in net income before income taxes. The effective tax rate for the quarter was 19.0%, compared to 19.5% in the same quarter of the prior fiscal year.

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

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Risks from regulatory, legal, or competitive factors

•Quantified supported model assumptions and general imprecision adjustments

The following table summarizes changes in the ACL over the three-month periods ended September 30, 2026, and 2025:

	For the three months ended
	September 30,
(dollars in thousands)	2026	2025
Balance, beginning of period	$54,912	$51,629
Loans charged off:
1-4 Family residential real estate	(8)	(150)
Non-owner occupied commercial real estate	—	(2,875)
Owner occupied commercial real estate	—	—
Multi-family real estate	—	—
Construction and land development	—	(161)
Agriculture real estate	—	—
Commercial and industrial	(703)	(341)
Agriculture production	(141)	(53)
Consumer	(239)	(291)
All other loans	—	—
Gross charged off loans	(1,091)	(3,871)
Recoveries of loans previously charged off:
1-4 Family residential real estate	3	—
Non-owner occupied commercial real estate	488	—
Owner occupied commercial real estate	—	—
Multi-family real estate	—	—
Construction and land development	—	—
Agriculture real estate	—	—
Commercial and industrial	18	32
Agriculture production	—	66
Consumer	88	84
All other loans	—	—
Gross recoveries of charged off loans	597	182
Net charge offs	(494)	(3,689)
Provision charged to expense	3,856	4,141
Balance, end of period	$58,274	$52,081

The ACL totaled $58.3 million at September 30, 2026, representing 1.31% of gross loans and 218.6% of nonperforming loans, compared to $54.9 million, or 1.25% of gross loans and 198.6% of nonperforming loans, at June 30, 2026. The Company has estimated its expected credit losses as of September 30, 2026, under ASC 326-20, and management believes the ACL as of that date was adequate based on that estimate. Economic uncertainty remains, including the potential effects of elevated and uncertain interest rates, as inflation remains above the Federal Reserve's long-term target, and evolving labor market and broader economic conditions. The increase in the ACL was primarily attributable to management’s assessment of reserve adequacy amid the economic uncertainty and to support loan growth. This was partially offset by net charge-offs of $494,000 in the three-month period ended September 30, 2026. As a percentage of average loans outstanding, the Company recorded net charge offs of 0.04% (annualized) during the current quarter, as compared to 0.36% for the same quarter of the prior fiscal year, and 0.40% during the linked quarter.

At September 30, 2026, the Company had accrued within other liabilities an allowance for off-balance sheet credit exposures of $3.5 million, as compared to $4.4 million at June 30, 2026. The decrease reflects the component of the PCL attributable to off-balance sheet credit exposures. This amount is maintained as a separate liability account to cover estimated credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The $902,000 decrease in the estimated allowance for off-balance sheet credit exposures was primarily the result of a decrease in unfunded balances combined with a lower required reserve rate.

The following table sets forth the sum of the amounts of the ACL attributable to individual loans within each category, or the loan categories in general, and the percentage of the ACL that is attributable to each category, as of the reporting date. The table also reflects the percentage of loans in each category to the total loan portfolio, as of the reporting date.

		% of		% of
	ACL as of	total	ACL as of	total
	September 30, 2026	ACL	June 30, 2026	ACL

1-4 Family residential real estate	$12,988	22.3%	$12,085	22.0%
Non-owner occupied commercial real estate	11,034	18.9%	10,952	19.9%
Owner occupied commercial real estate	5,397	9.3%	5,265	9.6%
Multi-family real estate	2,908	5.0%	3,095	5.6%
Construction and land development	4,228	7.3%	3,202	5.8%
Agriculture real estate	6,602	11.3%	6,388	11.6%
Commercial and industrial	6,496	11.1%	6,604	12.0%
Agriculture production	7,372	12.7%	6,275	11.5%
Consumer	1,246	2.1%	1,043	2.0%
All other loans	3	—%	3	—%
	$58,274	100.0%	$54,912	100.0%

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

At September 30, 2026, the Company had adversely classified loans of $52.7 million, or 1.18% of total loans, ($52.7 million classified “substandard”; none classified “doubtful”), as compared to adversely classified loans of $53.7 million, or 1.22% of total loans, ($53.7 million classified “substandard”; none classified “doubtful”) at June 30, 2026, and $55.1 million, or 1.31% of total loans, adversely classified ($54.5 million classified “substandard”; $603,000 classified “doubtful”), at September 30, 2025. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $23.0 million at September 30, 2026. The Company’s total past due loans increased from $27.6 million at June 30, 2026, to $34.1 million at September 30, 2026. Loans 30-59 days past due increased $7.7 million compared to June 30, 2026, primarily due to several commercial and industrial loans in one borrower relationship that were past due primarily resulting from delays in expected grant proceeds and related liquidity constraints, with the guarantors continuing to support loan payments from personal funds. Loans greater than 90 days past due increased $4.3 million, while loans 60-89 days past due decreased $5.5 million, as two agriculture production, nonaccrual loans, from one borrower relationship migrated from 60-89 days past due at June 30, 2026, to 90 days past due at September 30, 2026. See Note 4 – “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements. For additional information on the increase in substandard loans, see “Non-Performing Assets” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	September 30, 2026	June 30, 2026	September 30, 2025

Nonaccruing loans:
1-4 Family residential real estate	$4,194	$3,402	$4,607
Non-owner occupied commercial real estate	3,704	3,575	6,396
Owner occupied commercial real estate	1,962	1,071	394
Multi-family real estate	—	—	—
Construction and land development	5,962	5,974	5,928
Agriculture real estate	2,284	1,989	2,899
Commercial and industrial	2,818	3,688	5,500
Agriculture production	5,699	7,898	269
Consumer	36	58	38
All other loans	—	—	—
Total	26,659	27,655	26,031

Loans 90 days past due accruing interest:
1-4 Family residential real estate	—	—	—
Non-owner occupied commercial real estate	—	—	—
Owner occupied commercial real estate	—	—	—
Multi-family real estate	—	—	—
Construction and land development	—	—	—
Agriculture real estate	—	—	—
Commercial and industrial	—	—	—
Agriculture production	—	—	—
Consumer	—	—	—
All other loans	—	—	—
Total	—	—	—

Total nonperforming loans	26,659	27,655	26,031
Nonperforming investments	—	—	—
Foreclosed assets held for sale:
Real estate owned	5,710	5,631	1,006
Other nonperforming assets	23	209	45
Total nonperforming assets	$32,392	$33,495	$27,082

Total nonperforming loans to net loans	0.61%	0.64%	0.63%	%
Total nonperforming loans to total assets	0.50%	0.53%	0.52%	%
Total nonperforming assets to total assets	0.61%	0.64%	0.54%	%

At September 30, 2026, modifications to borrowers experiencing financial difficulty totaled $51.9 million, of which $771,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $51.1 million in modified loans have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. On the basis of guidance under ASU No. 2022-02, $46.0 million of these loans were subject to classification as modifications due to interest rate reductions, $4.8 million due to payment delays, and $283,000 due to term extensions given to borrowers experiencing financial difficulty at September 30, 2026. At June 30, 2026, these modifications totaled $31.8 million, of which $769,000 was considered nonperforming and included in the nonaccrual loan total above. The remaining $31.0 million in modifications at June 30, 2026, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2026, nonperforming assets totaled $32.4 million, as compared to $33.5 million at June 30, 2026, and $27.1 million at September 30, 2025. The decrease in nonperforming assets, compared to June 30, 2026, primarily reflects a decrease in NPLs. The decrease in NPLs compared to June 30, 2026, was due to the previously mentioned decrease in classified loans.

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

At September 30, 2026, the Company had outstanding commitments and approvals to extend credit of approximately $884.9 million (including $648.9 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2026, the Bank had pledged $1.6 billion of its single-family residential, home equity, multi-family, and commercial real estate loan portfolios to the FHLB for available credit of approximately $1.0 billion, of which $122.7 million was advanced, while $731,000 was encumbered by residential real estate loans sold onto the secondary market through the FHLB, and none was utilized as collateral for the issuance of letters of credit to secure public unit deposits. In total, FHLB borrowings are generally limited to 45% of Bank assets, or approximately $2.3 billion, subject to available collateral. Also, at September 30, 2026, the Bank had pledged a total of $448.6 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $386.1 million in primary credit borrowings from the Federal Reserve’s discount window, none of which was advanced at September 30, 2026. In addition, the Bank has other assets available to pledge to the Federal Reserve, such as commercial loans, which could provide additional collateral for additional borrowings. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Additionally, to make distributions or discretionary bonus payments, the Company and Bank must maintain a capital conservation buffer of 2.5% of risk-weighted assets. Management believes, as of September 30, 2026, and June 30, 2026, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2026, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital at the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$635,247	14.04%	$362,015	8.00%	n/a	n/a
Southern Bank	608,348	13.60%	357,862	8.00%	447,327	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	578,627	12.79%	271,511	6.00%	n/a	n/a
Southern Bank	552,370	12.35%	268,396	6.00%	357,862	8.00%
Tier I Capital (to Average Assets)
Consolidated	578,627	11.18%	207,070	4.00%	n/a	n/a
Southern Bank	552,370	10.59%	208,604	4.00%	260,754	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	562,834	12.44%	203,633	4.50%	n/a	n/a
Southern Bank	552,370	12.35%	201,297	4.50%	290,763	6.50%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$618,987	13.81%	$358,650	8.00%	n/a	n/a
Southern Bank	592,351	13.37%	354,515	8.00%	443,143	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	562,917	12.56%	268,988	6.00%	n/a	n/a
Southern Bank	536,920	12.12%	265,886	6.00%	354,515	8.00%
Tier I Capital (to Average Assets)
Consolidated	562,917	11.03%	204,072	4.00%	n/a	n/a
Southern Bank	536,920	10.45%	205,606	4.00%	257,007	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	547,151	12.20%	201,741	4.50%	n/a	n/a
Southern Bank	536,920	12.12%	199,414	4.50%	288,043	6.50%

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

The Company continues to originate long-term, fixed-rate single-family residential loans. During the first three months of fiscal year 2027, fixed rate single-family residential loan production totaled $49.4 million (of which $6.0 million was originated for sale into the secondary market), as compared to $35.9 million during the same period of the prior fiscal year (of which $6.0 million was originated for sale into the secondary market). At September 30, 2026 the fixed rate, single-family residential loan portfolio was $724.1 million with a weighted average maturity of 139 months, as compared to $643.3 million with a weighted average maturity of 161 months at September 30, 2025. The Company originated $14.1 million in adjustable-rate residential loans during the three-month period ended September 30, 2026, as compared to $17.8 million during the same period of the prior fiscal year. At September 30, 2026, fixed rate loans with remaining maturities in excess of 10 years totaled $311.8 million, or 7.1% of net loans receivable, as compared to $350.6 million, or 8.5% of net loans receivable at September 30, 2025. The Company originated $114.0 million in fixed rate commercial, commercial real estate, and multi-family loans during the three-month period ended September 30, 2026, as compared to $112.5 million during the same period of the prior fiscal year. The Company also originated $28.9 million in adjustable rate commercial, commercial real estate, and multi-family loans during the three-month period ended September 30, 2026, as compared to $59.3 million during the same period of the prior fiscal year. At September 30, 2026, adjustable-rate home equity lines of credit increased to $103.4 million, as compared to $92.0 million at September 30, 2025. At September 30, 2026, the Company’s investment portfolio had an expected weighted-average life of 4.8 years, compared to 4.2 years at September 30, 2025. Effective duration of the portfolio indicates a stable price sensitivity of approximately 2.6% per 100 basis points movement in market rates at September 30, 2026, as compared to 2.3% at September 30, 2025. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2026, and June 30, 2026, management’s estimates of the projected changes in net portfolio value (NPV) in the event of 100, 200, 300, and 400 basis point (bp) instantaneous, permanent, and parallel increases or 100, 200, and 300 bp decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2026
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$519,787	$(129,840)	(20)	10.74	(182)
+300 bp	558,552	(91,075)	(14)	11.34	(122)
+200 bp	594,899	(54,728)	(8)	11.87	(69)
+100 bp	627,858	(21,769)	(3)	12.32	(24)
0 bp	649,627	—	—	12.56	—
‑100 bp	694,284	44,657	7	13.17	61
‑200 bp	718,968	69,341	11	13.43	87
‑300 bp	731,801	82,174	13	13.46	90

June 30, 2026
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(dollars in thousands)			(%)	(basis points)
+400 bp	$514,899	$(145,286)	(22)	10.72	(210)
+300 bp	560,550	(99,635)	(15)	11.46	(136)
+200 bp	598,912	(61,273)	(9)	12.03	(79)
+100 bp	634,274	(25,911)	(4)	12.52	(30)
0 bp	660,185	—	—	12.82	—
‑100 bp	677,752	17,567	3	12.96	14
‑200 bp	686,275	26,090	4	12.93	11
‑300 bp	668,877	8,692	1	12.44	(39)

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

The Company’s growth strategy has included origination of fixed-rate loans, as discussed under “Quantitative and Qualitative Disclosures About Market Risk,” above. The Company’s balance sheet remains liability sensitive, meaning liabilities are expected to reprice more quickly than earning assets as market rates change, which could negatively impact NPV in a rising rate environment but could increase NPV in a declining rate environment. Compared to June 30, 2026, such sensitivity decreased modestly in rising-rate scenarios during the current period partly due to loan prepayment assumptions updated as part of the annual model review to reflect the Bank’s prepayment experience. The modeled benefit to NPV in declining-rate scenarios increased quarter over quarter, primarily reflecting the higher starting-rate environment and assumed deposit repricing.

Since June 30, 2026, higher market interest rates at the midpoint of the curve decreased the modeled value of loans and bonds at September 30, 2026. This decrease was partially offset by an increase in the modeled premium value of the deposit portfolio. Following the maturity of one swap during the quarter, the Company had $50 million in notional amount of pay-fixed/receive-floating interest rate swaps outstanding at September 30, 2026, designed to hedge the residential loan portfolio against the risk of rising interest rates. The Company continues to manage its balance sheet to support stable net interest income through interest rate cycles, while maintaining safe and sound risk management practices. Over time, the Company has worked to limit its exposure to rising rates by increasing the share of funding on its balance sheet obtained through lower-cost nonmaturity transaction accounts and retail time deposits, and by limiting short-term FHLB borrowings. See information regarding the Company’s derivative financial agreements in Note 13: Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

The Bank’s Board of Directors is responsible for reviewing asset and liability management policies. The Bank’s Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity, capital ratios, and other requirements. The Bank’s management is responsible for implementing the policies and decisions of the Board of Directors with respect to the Bank’s asset and liability management goals and strategies.

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Administrative Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer, our Chief Administrative Officer, and our Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including our Chief Executive Officer, our Chief Administrative Officer and our Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, Issuer Purchases of Equity Securities

On January 20, 2026, the Board of Directors approved a new program to repurchase up to 550,000 shares of the Company’s common stock, or approximately 5.0% of shares outstanding, following the completion of the Company’s prior repurchase program announced on May 20, 2021, which occurred during fiscal 2026. As of September 30, 2026, 122,175 of these shares had been purchased at an average price of $64.46 per share.

Repurchased shares were purchased at prevailing market prices in the open market or in privately-negotiated transactions, subject to availability and general market conditions, and have been held as treasury shares to be used for general corporate purposes.

From time to time, the Company may utilize a prearranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended September 30, 2026.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased (1)
07/01/26 - 07/31/26 period	—	$—	—	446,492
08/01/26 - 08/31/26 period	—	—	—	446,492
09/01/26 - 09/30/26 period	18,667	72.63	18,667	427,825
Total	18,667	$72.63	18,667	427,825

(1)	Represents the remaining shares available for purchase as of the last calendar day of the month shown.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

a. None

b. None

c. Trading Plans. During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1

Named Executive Officer Salary and Bonus Arrangements for fiscal 2026 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 and incorporated herein by reference)

10.2	Director Fee Arrangements for 2026 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 and incorporated herein by reference)
19	Insider Trading Policy (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

Includes the following financial and related information from Southern Missouri Bancorp, Inc.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 6, 2026	/s/ Greg A. Steffens
Greg A. Steffens
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Stefan Chkautovich
Stefan Chkautovich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2026	/s/ Jane Butler
Jane Butler Chief Accounting Officer
(Principal Accounting Officer)